Form 10-Q
period 2018-09-30
MeiraGTx Holdings plc
filed 2018-11-08
CIK 1735438

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Not Applicable

(Former name, former address, and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Small reporting company	☐

		Emerging growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of October 31, 2018, the registrant had 27,386,632 ordinary shares, $0.00003881 par value per share, outstanding.

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

i

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2018	December 31, 2017
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$88,560,634	$8,548,638
Prepaid expenses	2,029,327	1,961,243
Other current assets	716,737	965,233

Total Current Assets	91,306,698	11,475,114
Property and equipment, net	13,624,968	14,255,729
Security deposits	180,870	—
Restricted cash	123,376	123,376

TOTAL ASSETS	$105,235,912	$25,854,219

LIABILITIES, CONVERTIBLE PREFERRED C SHARES AND SHAREHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$2,415,667	$7,055,380
Accrued expenses	6,042,290	9,332,944
Note payable	—	1,442,009
Warrant liability	—	2,679,633
Capitalized lease obligation—current portion	29,284	30,850
Due to Kadmon	—	861,030

Total Current Liabilities	8,487,241	21,401,846
Capitalized lease obligation	12,092	34,298
Deferred rent	210,993	266,290
Other liabilities	181,515	178,419

TOTAL LIABILITIES	8,891,841	21,880,853

COMMITMENTS
CONVERTIBLE PREFERRED C SHARES
Convertible Preferred C Shares 0 and 5,005,935 outstanding at September 30, 2018 and December 31, 2017, respectively (liquidation preference of $52,455,700 at December 31, 2017)	—	51,338,631

SHAREHOLDERS’ EQUITY (DEFICIT):
Ordinary Shares, $0.00003881 nominal value, 1,288,327,750 authorized 27,184,132 issued and outstanding at September 30, 2018 8,826,190 issued and 8,714,563 issued and outstanding at December 31, 2017	1,055	342
Capital in excess of nominal value	223,868,465	20,080,713
Accumulated other comprehensive loss	(292,477)	(2,022,477)
Accumulated deficit	(127,232,972)	(65,423,843)

Total Shareholders’ Equity (Deficit)	96,344,071	(47,365,265)

TOTAL LIABILITIES, CONVERTIBLE PREFERRED C SHARES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$105,235,912	$25,854,219

See Notes to Condensed Consolidated Financial Statements

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

	For the Three-Month Period Ended September 30,		For the Nine-Month Period Ended September 30,
	2018	2017	2018	2017
Operating expenses:
General and administrative	$6,629,052	$2,374,527	$35,129,120	$6,744,963
Research and development	8,109,160	6,388,227	22,827,176	16,575,129

Total operating expenses	14,738,212	8,762,754	57,956,296	23,320,092

Loss from operations	(14,738,212)	(8,762,754)	(57,956,296)	(23,320,092)
Other non-operating income (expense):
Other income	—	—	83,075	—
Foreign currency (loss) gain	(677,488)	391,521	(2,425,488)	990,395
Change in fair value of warrant liability	—	—	(1,514,775)	—
Interest income	264	2,915	50,926	21,295
Interest expense	(9,508)	(72,736)	(46,571)	(131,756)

Net loss	(15,424,944)	(8,441,054)	(61,809,129)	(22,440,158)
Other comprehensive income (loss)	508,758	(348,338)	1,730,000	(824,252)

Comprehensive loss	$(14,916,186)	$(8,789,392)	$(60,079,129)	$(23,264,410)

Net loss	$(15,424,944)	$(8,441,054)	$(61,809,129)	$(22,440,158)
Accretion on convertible preferred C shares and warrants	—	(191,758)	(1,806,512)	(244,920)

Adjusted net loss	$(15,424,944)	$(8,632,812)	$(63,615,641)	$(22,685,078)

Basic and diluted net loss per ordinary share	$(0.59)	$(1.00)	$(3.89)	$(2.66)

Weighted-average number of ordinary shares outstanding	26,340,450	8,607,832	16,355,849	8,536,447

See Notes to Condensed Consolidated Financial Statements

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED C SHARES AND SHAREHOLDERS’

EQUITY (DEFICIT)

AS OF SEPTEMBER 30, 2018

(unaudited)

	Convertible Preferred C Shares		Shareholders’ Equity (Deficit)
	Shares	Amount	Ordinary Shares	Amount	Capital in Excess of Nominal Value	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders’ Equity (Deficit)
Balance at December 31, 2017	5,005,935	$51,338,631	8,826,190	$342	$20,080,713	$(2,022,477)	$(65,423,843)	$(47,365,265)
Issuance of convertible preferred C shares in connection with payables	129,419	1,356,129	—	—	—	—	—	—
Issuance of convertible preferred C shares in connection with a license agreement	13,360	140,000	—	—	—	—	—	—
Sale of convertible preferred C shares, net of issuance costs	5,425,124	56,159,119	—	—	—	—	—	—
Accretion of issuance costs on convertible preferred C shares	—	761,012	—	—	(761,012)	—	—	(761,012)
Accretion of warrants issued in connection with convertible preferred C shares	—	1,045,500	—	—	(1,045,500)	—	—	(1,045,500)
Exercise of warrants	927,594	9,720,000	—	—	4,194,408	—	—	4,194,408
Conversion of convertible preferred C shares into A ordinary shares	(11,501,432)	(120,520,391)	11,501,432	446	120,519,945	—	—	120,520,391
Sale of A ordinary shares in initial public offering, net of issuance costs of $9,675,735	—	—	5,000,000	194	65,324,071	—	—	65,324,265
Share-based compensation	—	—	1,856,510	73	15,555,840	—	—	15,555,913
Foreign currency translation	—	—	—	—	—	1,730,000	—	1,730,000
Net loss for the nine-month period ended September 30, 2018	—	—	—	—	—	—	(61,809,129)	(61,809,129)

Balance at September 30, 2018	—	$—	27,184,132	$1,055	$223,868,465	$(292,477)	$(127,232,972)	$96,344,071

See Notes to Condensed Consolidated Financial Statements

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Nine-Month Period Ended September 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(61,809,129)	$(22,440,158)
Adjustments to reconcile net loss to net cash used in operating activities:
Preferred C shares issued in connection with a license agreement	137,658	—
Issuance of shares for services	—	16,875
Share-based compensation expense	15,555,913	2,019,652
Foreign currency loss (gain)	2,425,488	(990,395)
Depreciation	1,549,686	579,696
Amortization of interest on asset retirement obligation	10,918	14,202
Change in fair value of warrant liability	1,514,775	—
Decrease (increase) in operating assets:
Prepaid expenses and other current assets	(112,440)	(259,757)
Security deposits	(180,980)	—
Other current assets	239,627	(959,566)
Increase (decrease) in operating liabilities:
Deferred rent	(55,460)	1,184,269
Due to Kadmon	(861,030)	171,620
Accounts payable	(2,337,302)	3,850,544
Interest payable	—	—
Accrued expenses	(3,496,882)	2,467,083

Net cash used in operating activities	(47,419,158)	(14,345,935)

Cash flows from investing activities:
Purchase of property and equipment	(2,372,622)	(8,389,156)

Net cash used in investing activities	(2,372,622)	(8,389,156)

Cash flows from financing activities:
Payments on capitalized lease obligation	(23,772)	(16,753)
Exercise of warrants	9,720,000	—
Proceeds from the sale of ordinary shares	69,750,000	—
Issuance costs in connection with ordinary shares	(4,115,843)	—
Proceeds from the sale of convertible preferred C shares	56,849,592	7,739,574
Issuance costs in connection with convertible preferred C shares	(690,473)	(18,500)
(Payment) issuance of note payable	(1,442,009)	2,500,000
Proceeds from excercised stock options	—	9,950

Net cash provided by financing activities	130,047,495	10,214,271

Net increase (decrease) in cash, cash equivalents and restricted cash	80,255,715	(12,520,820)
Effect of exchange rate changes on cash	(243,719)	12,125
Cash, cash equivalents and restricted cash at beginning of period	8,672,014	17,930,421

Cash, cash equivalents and restricted cash at end of period	$88,684,010	$5,421,726

Supplemental disclosure of non-cash transactions:
Fixed asset acquisition included in accounts payable and accrued expenses at end of period	$—	$1,641,145

Issuance of convertible preferred C shares in connection with payables	$1,356,129	$—

Conversion of convertible preferred C shares into ordinary shares	$120,520,391	$—

Reclassification of warrant liability upon exercise of warrants	$4,194,408	$—

Capitalized lease obligation for equipment purchase	$—	$78,063

Issuance costs in connection with sale of ordinary shares in accrued expenses at end of period	$309,892	$—

Issuance of ordinary shares in connection with a research agreement	$—	$17,001

Supplemental disclosure of cash flow information:
Cash paid for interest	$31,531	$2,728

See Notes to Condensed Consolidated Financial Statements

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Basis of Presentation:

The Company

MeiraGTx Holdings plc (the “Company” or “Meira Holdings”), a limited company under the laws of the Cayman Islands, is a clinical-stage biotech company developing novel gene therapy treatments for a wide range of inherited and acquired disorders for which there are no effective treatments available. The Company is focused on developing therapies for ocular diseases, including rare inherited blindness as well as Xerostomia following radiation treatment for head and neck cancers and neurodegenerative diseases such as amyothrophic lateral sclerosis (“ALS”) and Parkinson’s disease (“PD”).

Reorganization and Initial Public Offering

We commenced operations as MeiraGTx Limited, a private limited company incorporated under the laws of England and Wales in 2015. On May 28, 2018, the Board of Directors of MeiraGTx Limited approved the Reorganization Transactions, effective June 7, 2018, pursuant to which the Board of Directors approved the transfer of the shares held by each of the MeiraGTx Limited’s shareholders for the equivalent class and number of shares issued by Meira Holdings. On June 7, 2018, the Company completed its IPO, selling 5,000,000 ordinary shares (“Ordinary Shares”) at a public offering price of $15.00 per share, and receiving $65.3 million in net proceeds, after deducting underwriting discounts and commissions and offering expenses payable by us.

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

Interim Financial Statements

The accompanying condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, the condensed consolidated financial statements include all adjustments (consisting of normal recurring accruals) necessary in order to make the condensed consolidated financial statements not misleading. Operating results for the nine-month period ended September 30, 2018 are not necessarily indicative of the final results that may be expected for the year ended December 31, 2018. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2017 and the notes thereto for the year ended December 31, 2017 included in the Company’s final prospectus that forms a part of the Company’s Registration Statement on Form S-1 (Reg. No. 333-224914), filed with the Securities and Exchange Commission (“SEC”) pursuant to Rule 424(b)(4) on June 8, 2018 (the “Prospectus”).

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

As of September 30, 2018, the Company had cash and cash equivalents in the amount of $88,560,634, which consisted of depository accounts. The Company estimates that its cash and cash equivalents on hand at September 30, 2018 will cover its expenses into the second quarter of 2020.

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

Certain of the Company’s significant accounting policies are described below. All of the Company’s significant accounting policies are disclosed in the notes to the audited consolidated financial statements as of and for the year ended December 31, 2017 included in the Company’s Prospectus. Since the date of such financial statements, the Company has adopted the new accounting pronouncements which are disclosed further in this note.

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

MeiraGTx, LLC, a Delaware corporation (“Meira LLC”);

BRI-Alzan, Inc., a Delaware corporation (“BRI-Alzan”);

MeiraGTx B.V., a Netherlands corporation (“Meira BV”);

MeiraGTx UK II Limited, (“Meira UK II”), a limited company under the laws of England and Wales; and

MeiraGTx UK Limited (“Meira UK”), a limited company under the laws of England and Wales.

All intercompany balances and transactions between the consolidated companies have been eliminated in consolidation.

Use of Estimates

Management considers many factors in selecting appropriate financial accounting policies and controls, and in developing the estimates and assumptions that are used in the preparation of these condensed consolidated financial statements. Management must apply significant judgment in this process. In addition, other factors may affect estimates, including expected business and operational changes, sensitivity and volatility associated with the assumptions used in developing estimates, and whether historical trends are expected to be representative of future trends. The estimation process often may yield a range of potentially reasonable estimates of the ultimate future outcomes and management must select an amount that falls within that range of reasonable estimates. This process may result in actual results differing materially from those estimated amounts used in the preparation of the condensed consolidated financial statements if these results differ from historical experience, or other assumptions do not turn out to be substantially accurate, even if such assumptions are reasonable when made. In preparing these condensed consolidated financial statements, management used significant estimates in the following areas, among others: valuation of A ordinary shares (“ A Ordinary Shares”) issued prior to the Company’s initial public offering, for the acquisition of assets, the accounting for research and development costs, warrants, share-based compensation, asset retirement obligations and accrued expenses.

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

The Company follows ASC Topic 820, Fair Value Measurements and Disclosures, or ASC 820, for application to financial assets and liabilities. In addition to defining fair value, the standard expands the disclosure requirements around fair value and establishes a fair value hierarchy for valuation inputs. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market. Each fair value measurement is reported in one of the three levels which are determined by the lowest level input that is significant to the fair value measurement in its entirety. These levels are:

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

The table below represents the values of the Company’s financial assets and liabilities that are required to be measured at fair value on a recurring basis:

	Fair Value Measurement Using:
Description	September 30, 2018	Significant Observable Inputs (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable (Level 3)
Restricted cash	$123,376	$123,376	$—	$—

	Fair Value Measurement Using:
Description	December 31, 2017	Significant Observable Inputs (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable (Level 3)
Restricted cash	$123,376	$123,376	$—	$—

Warrants	$2,679,633	$—	$—	$2,679,633

The table below represents a rollforward of the assets and liabilities that are required to be measured at fair value on a recurring basis from December 31, 2017 to September 30, 2018:

Significant Unobservable Inputs (Level 3)
Balance as of December 31, 2017	$2,679,633
Change in fair value of warrants	1,514,775
Exercise of warrants	(4,194,408)

Balance as of September 30, 2018	$—

The warrants were classified as liabilities because the underlying Convertible Preferred C Shares (the “Preferred Shares”) had a redemption feature in the event of a change of control of the Company. On June 5, 2018, the warrants were exercised at which time the warrant liability was determined to be $4,194,408, which represented the difference in the market value of the Preferred Shares and the exercise price of the warrants. This resulted in an increase of the warrant liability in the amount of $1,514,775 for the nine- month period ended September 30, 2018. The related warrant liability of $4,194,408 was reclassified as Capital in Excess of Nominal Value at such time.

The fair values of the warrants at June 4, 2018, March 31, 2018 and December 31, 2017 were estimated using the Black-Scholes valuation model with the following assumptions:

	June 4, 2018	March 31, 2018	December 31, 2017
Risk-free interest rate	1.77%	1.86%	1.72%
Expected volatility	80%	80%	80%
Expected dividend yield	0	0	0
Expected life	1 day	5.5 months	9 months

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

Net Loss per Ordinary Share

Basic net loss per Ordinary Share is computed by dividing net loss by the weighted average number of shares of the Company’s Ordinary Shares assumed to be outstanding during the period of computation. Diluted net loss per ordinary share is computed similar to basic net loss per share except that the denominator is increased to include the number of additional Ordinary Shares that would have been outstanding if the potential Ordinary Shares had been issued at the beginning of the year and if the additional Ordinary Shares were dilutive (treasury stock method) or the two-class method, whichever is more dilutive. For all periods presented, basic and diluted net loss per Ordinary Share are the same, as any additional Ordinary Share equivalents would be anti-dilutive.

Asset Retirement Obligation

Accounting for Asset Retirement Obligations requires legal obligations associated with the retirement of long-lived assets to be recognized at fair value when incurred and capitalized as part of the related long-lived asset. In the absence of quoted market prices, the Company estimates the fair value of its asset retirement obligations using Level 3 present value techniques, in which estimates of future cash flows associated with retirement activities are discounted using a credit-adjusted risk-free rate. Asset retirement obligations currently reported as other liabilities on the Condensed Consolidated Balance Sheet were measured during a period of historically low interest rates. The impact on measurements of new asset retirement obligations using different rates in the future may be significant.

The Company uses estimates to determine the amount of the asset retirement obligations at the end of the lease term and discounts such asset retirement obligations using an estimated discount rate. Interest on the discounted asset retirement obligation is amortized over the term of the lease using the effective interest method and is recorded as interest expense in the condensed consolidated statements of operations and comprehensive loss.

The change in asset retirement obligations is as follows:

	September 30, 2018	December 31, 2017
Balance at beginning of period	$178,419	$221,254
Amortization of interest	10,918	19,313
Change in estimate	—	(75,011)
Effects of exchange rate	(7,822)	12,863

Balance at end of period	$181,515	$178,419

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

Costs for certain development activities, such as Company funded outside research programs, are recognized based on an evaluation of the progress to completion of specific tasks with respect to their actual costs incurred. Payments for these activities are based on the terms of the individual arrangements, which may differ from the pattern of costs incurred, and are reflected in the condensed financial statements as prepaid expenses or accrued expenses, as the case may be.

Segment Information

Management has concluded it has a single reporting segment for purposes of reporting financial condition and results of operations.

The following table summarizes non-current assets by geographical area:

	September 30, 2018	December 31, 2017
United States	$468,922	$436,463
United Kingdom	13,460,292	13,942,642

	$13,929,214	$14,379,105

Recent Accounting Pronouncements

In June 2018, the FASB issued ASU 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which simplifies the accounting for share-based payments granted to nonemployees for goods and services. The ASU supersedes ASC 505-50 and expands the scope of ASC 718 to include all share-based payment arrangements related to the acquisition of goods and services from both nonemployees and employees. As a result, most of the guidance in ASC 718 associated with employee share-based payments, including most of its requirements related to classification and measurement, applies to nonemployee share-based payment arrangements. ASU 2018-07 generally requires an entity to use a modified retrospective transition approach, with a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption, for all (1) liability-classified nonemployee awards that have not been settled as of the adoption date and (2) equity-classified nonemployee awards for which a measurement date has not been established. The guidance is applicable to public business entities for fiscal years beginning after December 15, 2019 and interim periods within those years. Early adoption is permitted, and the Company adopted ASU No. 2018-07 on July 1, 2018, which did not have a material effect on the condensed consolidated financial statements.

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

3.	Accrued Expenses

Accrued expenses for the periods presented are comprised of the following:

	September 30, 2018	December 31, 2017
Clinical Trial Costs	$2,900,351	$4,859,410
Professional Fees	983,677	231,923
Compensation and Benefits	872,406	2,386,903
Consulting	820,828	1,220,477
Rent	144,449	387,267
Other	320,579	246,964

	$6,042,290	$9,332,944

4.	Share-Based Compensation

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

A summary of the Company’s share option activity related to employees, non-employee members of the board of directors and non-employee consultants as of and for the nine-month period ended September 30, 2018 is as follows:

	Number of Options	Weighted- Average Exercise Price	Aggregate Instrinsic Value
Outstanding at December 31, 2017	938,637	$5.12	$1,420,650
Granted	695,685	5.79
Exercised	—	—
Expired	—	—
Forfeited	(4,635)	(4.98)

Outstanding at September 30, 2018	1,629,687	$5.42	$13,336,764

Weighted average remaining contractual life of options outstanding as of December 31, 2017 (yrs)	9.09

Weighted average remaining contractual life of options outstanding as of September 30, 2018 (yrs)	8.74

Options exercisable at December 31, 2017	186,395	$7.72	$—

Options exercisable at September 30, 2018	411,140	$6.43	$2,948,369

Weighted average remaining contractual life of options exercisable as of December 31, 2017 (yrs)	8.21

Weighted average remaining contractual life of options exercisable as of September 30, 2018 (yrs)	7.95

The total fair value of options vested during the three-month periods ended September 30, 2018 and 2017 was $503,828 and $41,309, respectively.

The total fair value of options vested during the nine-month periods ended September 30, 2018 and 2017 was $1,060,177 and $800,599, respectively.

During the nine-month periods ended September 30, 2018 and 2017, the Company granted 695,685 and 610,645 share options. The grant date fair values of the share options granted were estimated using the Black-Scholes option valuation model with the following ranges of assumptions:

	2018	2017
Risk-free interest rate	2.32% - 2.93%	2.28% - 2.51%
Expected volatility	90%	80%
Expected dividend yield	0%	0%
Expected life (in years)	5.5 - 10.0	5.5 - 10.0

As of September 30, 2018, the total compensation expense relating to unvested options granted that had not yet been recognized was $6,407,369, which is expected to be realized over a period of 3.96 years. The Company will issue shares upon exercise of options from Ordinary Shares reserved.

The weighted average grant date fair value of options granted during the nine-month periods ended September 30, 2018 and 2017 was $4.46 and $2.79, respectively.

Restricted Ordinary Shares

In 2015, in connection with certain service and consulting agreements, certain employees and a consultant were awarded an aggregate of 867,935 restricted Ordinary Shares of the Company. Such shares were subject to forfeiture over a three-year service period. The shares granted to the consultant and employees were valued at $7.72 and $7.76 per share, respectively, and were included in loss from operations over the requisite service period. As of September 30, 2018, all such shares are no longer subject to forfeiture as the three-year service period has been completed.

On June 7, 2018, 1,306,348 restricted Ordinary Shares, which represented 5% of the fully-diluted outstanding shares of the Company as of such date, were issued to certain members of senior management in accordance with their employment agreements. One-third of such shares vested immediately, with the balance vesting quarterly over the next eight quarters beginning three months after the effectiveness of the Company’s registration statement on Form S-1 filed with the SEC on June 7, 2018 (the “Registration Statement”). The shares were valued at $15.00 per share and the related share-based compensation expense, which is recognized over the requisite service period, is included in general and administrative expenses in the condensed consolidated statements of operations. Additionally, under the terms of the employment agreements, the Company was required to pay the income taxes incurred by the grantees in connection with the grant of those restricted shares. Total compensation expense in connection with the issuance of those restricted Ordinary Shares, in the amount of $3,405,274, of which $1,992,182 was share-based, was recorded as general and administrative expense during the three-month period ended September 30, 2018. Total compensation expense in connection with the issuance of those restricted Ordinary Shares, in the amount of $17,026,140, of which $8,523,932 was share-based, was recorded as general and administrative expense during the nine-month period ended September 30, 2018.

A summary of the restricted Ordinary Shares is as follows:

	Ordinary Shares	$ Value
Non-vested at December 31, 2017	105,913	$865,861
Issued during the nine-month period ended September 30, 2018	1,306,348	19,595,220
Vesting during the nine-month period ended September 30, 2018	(650,225)	(9,030,541)

Non-vested at September 30, 2018	762,036	$11,430,540

Ordinary Shares

On March 1, 2018, a funding milestone was met under the employment agreements for certain members of senior management. Accordingly, the employees were issued an aggregate of 550,162 fully vested Ordinary Shares, which represented 3% of the fully-diluted outstanding shares of the Company as of such date. The shares were recorded as share-based compensation in the amount of $3,096,104. Additionally, under the terms of the employment agreements, the Company was required to pay the income taxes incurred by the grantees in connection with the grant of those shares. Total compensation expense in connection with the issuance of those Ordinary Shares, in the amount of $6,456,215, of which $3,096,104 was share-based, was recorded as general and administrative expense during the nine-month period ended September 30, 2018.

During the three-month and nine-month periods ended September 30, 2018 and 2017 the Company recognized total share-based compensation expense in the accompanying condensed consolidated statements of operations and comprehensive loss as follows:

	Three-month periods ended September 30,
	2018	2017
Research and development	$1,040,499	$373,570
General and administrative	1,881,858	135,263

Total share based compensation	$2,922,357	$508,833

	Nine-month periods ended September 30,
	2018	2017
Research and development	$2,931,010	$1,613,493
General and administrative	12,624,903	430,430

Total share based compensation	$15,555,913	$2,043,923

The Company does not expect to realize any tax benefits from its share option activity or the recognition of share-based compensation expense because the Company currently has net operating losses and has a full valuation allowance against its deferred tax assets. Accordingly, no amounts related to excess tax benefits have been reported in cash flows from operations or cash flows from financing activities for the three-month and nine-month periods ended September 30, 2018 and 2017.

5.	Ordinary Shares and Convertible Preferred C Shares:

Ordinary Shares

As discussed in Note 4, on March 1, 2018, a funding milestone was met under the employment agreements for certain members of senior management. Accordingly, the employees were issued an aggregate of 550,162 fully vested Ordinary Shares.

In connection with the Company’s initial public offering, on June 7, 2018, the Company issued 5,000,000 Ordinary Shares at an offering price of $15.00 per share for gross proceeds of $75,000,000, excluding offering costs of $9,675,735.

Also, as discussed in Note 4, on June 7, 2018, upon the effectiveness of the Company’s Registration Statement, 1,306,348 restricted Ordinary Shares, which represented 5% of the fully-diluted outstanding shares of the Company as of such date, were issued to certain members of senior management in accordance with their employment agreements. One-third of such shares vested immediately, with the balance vesting quarterly over the next eight quarters.

Warrants

On June 5, 2018, all of the outstanding warrants to purchase 927,594 Preferred Shares at an exercise price of approximately $10.48 per share were exercised for aggregate cash proceeds of $9,720,000.

Convertible Preferred C Shares

During the nine-month period ended September 30, 2018, the Company issued 5,425,124 Preferred Shares at an offering price of approximately $10.48 per share for gross proceeds of $56,849,592, excluding offering costs of $690,473.

Also, during the nine-month period ended September 30, 2018, the Company issued 129,419 Preferred Shares in lieu of payment of accounts payable in the aggregate amount $1,356,129 to certain vendors.

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

6.	Net Loss per Share

The Company computes net loss per share in accordance with ASC 260-10, Earnings per Share (see Note 2).

Basic and diluted net loss per ordinary share is computed as follows:

	Three-month periods ended September 30,
	2018	2017
Net loss—basic and diluted	$(15,424,944)	$(8,441,054)
Accretion of Preferred Shares financing costs	—	(130,258)
Accretion of warrants	—	(61,500)

Adjusted net loss—basic and diluted	$(15,424,944)	$(8,632,812)

Weighted-average ordinary shares outstanding:
Basic and Diluted	26,340,450	8,607,832
Net loss per share:
Basic and Diluted	$(0.59)	$(1.00)

	Nine-month periods ended September 30,
	2018	2017
Net loss—basic and diluted	$(61,809,129)	$(22,440,158)
Accretion of Preferred Shares financing costs	(761,012)	(183,420)
Accretion of warrants	(1,045,500)	(61,500)

Adjusted net loss—basic and diluted	$(63,615,641)	$(22,685,078)

Weighted-average ordinary shares outstanding:
Basic and Diluted	16,355,849	8,536,447
Net loss per share:
Basic and Diluted	$(3.89)	$(2.66)

The following securities are considered to be Ordinary Share equivalents, but were not included in the computation of diluted net loss per Ordinary Share because to do so would have been anti-dilutive:

	September 30, 2018	September 30, 2017
Preferred Shares	—	2,339,578
A restricted ordinary shares subject to forfeiture	762,036	175,913
Stock options	1,629,687	938,637

	2,391,723	3,454,128

7.	Income Taxes

The Company did not record a provision for income taxes for the three-months and nine-months ended September 30, 2018 and 2017, as the Company has generated losses for all periods.

The Company periodically evaluates the realizability of its net deferred tax assets based on all available evidence, both positive and negative. The realization of net deferred tax assets is dependent on the Company’s ability to generate sufficient future taxable income during periods prior to the expiration of tax attributes to fully utilize these assets. The Company weighed both positive and negative evidence and determined that there is a continued need for a full valuation allowance on its deferred tax assets in the United States and United Kingdom as of September 30, 2018. Should the Company determine that it would be able to realize its remaining deferred tax assets in the foreseeable future, an adjustment to its remaining deferred tax assets would cause a material increase to income in the period such determination is made.

8.	Related Party Transactions:

Transition Services Agreement

Effective April 24, 2015, the Company entered into a three-year transition services agreement (the “TSA”) with Kadmon, which is a minority shareholder of the Company, whereby Kadmon would provide office and laboratory facilities as well as certain other personnel support activities to the Company. Under the agreement, the Company was charged for (i) rent based upon the square footage of the office and laboratory facilities used by the Company (ii) other personnel support activities based upon the hours of the personnel providing the support activities, and (iii) and other direct costs incurred by Kadmon on behalf of the Company, plus a 7% administrative fee. The TSA terminated on April 24, 2018 and the Company is currently leasing office space on a month to month basis from Kadmon.

During the three-month periods ended September 30, 2018 and 2017, the Company incurred the following charges from Kadmon, which are included in loss from operations:

	2018	2017
Rent	$140,805	$136,353
Personnel	—	5,202
Other	—	41

Total charges incurred	$140,805	$141,596

During the nine-month periods ended September 30, 2018 and 2017, the Company incurred the following charges from Kadmon, which are included in loss from operations:

	2018	2017
Rent	$416,479	$411,877
Personnel	6,493	30,480
Other	—	5,247

Total charges incurred	$422,972	$447,604

During the three-month periods ended September 30, 2018 and 2017, the Company made cash payments totaling $140,954 and $0, respectively, to Kadmon.

During the nine-month periods ended September 30, 2018 and 2017, the Company made cash payments totaling $1,284,258 and $275,941, respectively, to Kadmon.

The amount due to Kadmon at September 30, 2018 and December 31, 2017 is $0 and $861,030, respectively and is disclosed as Due to Kadmon on the Company’s condensed consolidated balance sheets.

Research Agreement

Effective October 23, 2016, the Company entered into a four-year master services agreement with UCL Consultants Limited, an entity affiliated with University College of London (“UCL”), which is a shareholder of the Company. Pursuant to the agreement, UCL Consultants Limited provides pre-clinical research and development under the direction of the Company. In connection with the agreement, the Company issued several work orders during the year ended December 31, 2017 in the aggregate amount of £241,053, or approximately $311,000, based upon the average exchange rate during the year ended December 31, 2017. Either party may terminate the agreement by giving 30 days written notice.

Total research and development expenses under this agreement for the three-month periods ended September 30, 2018 and 2017 were approximately $137,000 and $112,000, respectively.

Total research and development expenses under this agreement for the nine-month periods ended September 30, 2018 and 2017 was approximately $509,000 and $334,000, respectively.

Future obligations, under the agreement equal £695,321, or approximately $905,934, through October 2020.

The amount due to UCL under the master services agreement at September 30, 2018 and December 31, 2017 is $484,408 and $775,315, respectively, and is included in accounts payable and accrued expenses on the condensed consolidated balance sheets.

Manufacturing Agreement

Effective September 1, 2016, the Company entered into a manufacturing and drug supply agreement with UCL. Pursuant to the agreement, UCL manufactured materials for the Company’s clinical trials under the direction of the Company. Either party could terminate the agreement by giving 30 days written notice. The agreement was terminated in January 2018.

Total research and development expenses under this agreement for the three-month periods ended September 30, 2018 and 2017 was approximately $0 and $567,150, respectively.

Total research and development expenses under this agreement for the nine-month periods ended September 30, 2018 and 2017 was approximately $0 and $1,609,668, respectively.

The amount due to UCL under the manufacturing and drug supply agreement at September 30, 2018 and December 31, 2017 is $0 and $2,466,142, respectively, and is included in accrued expenses in the condensed consolidated balance sheet.

License Agreement

Effective March 15, 2018, the Company entered into an exclusive worldwide license agreement with UCL Business, PLC (“UCL Business”), to develop up to eight programs using certain ocular gene therapy technology. Under the terms of the agreement, the Company has agreed to pay UCL Business certain sales milestone payments, if achieved, in the aggregate amount of £39.8 million, or approximately $51.9 million using the exchange rate at September 30, 2018, and royalties on net sales, as defined upon commercialization. Additionally, the Company is responsible for all patent prosecution and maintenance costs incurred and has also agreed to pay UCL Business an annual maintenance fee of £50,000, or approximately $66,000, until the first commercial sale of a product. The agreement will terminate upon the later of (i) the last valid claim in a relevant product, (ii) the expiration of regulatory exclusivity to all licensed products, or (iii) the 10th anniversary of the first commercial sale of a product.

The Company did not incur any research and development expenses under the agreement during the three-month and nine-month periods ended September 30, 2018 and 2017.

Leases

December 2016 Lease

Effective December 15, 2016, the Company entered into a non-cancellable operating lease with ARE, expiring on October 31, 2032, for laboratory and office facilities in New York. ARE is an entity that is under common control by an entity that is a minority shareholder of the Company and whose CEO is a director of the Company. The lease provided for monthly base rent, including rent escalations, property management fees and rent holidays, plus operating expenses during the lease term. The Company recorded monthly rent expense on a straight-line basis from December 15, 2016 through October 31, 2032. On October 26, 2017, the lease was amended, whereby the lease would terminate on March 31, 2018 and only base rent and management fees in the aggregate amount of $563,507 would be due from November 1, 2017 through March 31, 2018. Under the amendment, the Company issued a note to ARE in the amount of $1,442,009, removed the balance of the deferred rent and accrued the future rent payments, all of which were recorded as rent expense at the time of the amendment, in accordance with ASC 420, Exit and Disposal Activities, as the Company had a cease use date as of the date of the amendment. The balance of deferred lease obligation, representing the difference between cash rent paid and straight-line rent expense, was $0 as of December 31, 2017 and September 30, 2018.

Total rent expense under this operating lease was $0 and $390,903 for the three-month periods ended September 30, 2018 and 2017, respectively.

Total rent expense under this operating lease was $0 and $1,172,709 for the nine-month periods ended September 30, 2018 and 2017, respectively.

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

The Company recorded interest expense of $0 and $30,424 for the three-month and nine-month periods ended September 30, 2018.

July 2016 Lease

Effective July 1, 2016, the Company entered into a non-cancellable operating lease for laboratory and related office facilities in New York with ARE. The lease provides for monthly base rent and property management fees, including rent escalations and rent holidays, plus operating expenses during the lease term, which expires on December 31, 2021. The Company records monthly rent expense on a straight-line basis from July 1, 2016 through December 31, 2021. As of September 30, 2018 and December 31, 2017, the balance of deferred rent, representing the difference between cash rent paid and straight-line rent expense, was $210,993 and $231,276, respectively.

Total rent expense under this operating lease was $121,888 and $121,889 for the three-month periods ended September 30, 2018 and 2017, respectively.

Total rent expense under this operating lease was $365,668 and $365,669 for the nine-month periods ended September 30, 2018 and 2017, respectively.

As of September 30, 2018, the aggregate future minimum rental payments under this lease are $1,795,570.

In connection with the signing of this lease, the Company entered into a standby letter of credit agreement for $122,866, which serves as a security deposit for the premises. The standby letter of credit expires on July 7, 2017 and is automatically renewed annually through July 7, 2021. This standby letter of credit is secured with restricted cash in a money market account.

The aggregate future minimum rental payments under this lease are as follow:

2018	$131,618
2019	535,683
2020	554,432
2021	573,837

Total future rent payments	$1,795,570

9.	Commitments:

On September 7, 2018, the Company entered into an exclusive licensing agreement with the National Institutes of Health (“NIH”) for worldwide rights to expanded indications for use of AAV-AQP1 for treatment of xerostomia (dry mouth) and xerophthalmia (dry eye) associated with Sjögren’s syndrome. This agreement expands the Company’s original exclusive licensing agreement with the NIH for exclusive worldwide rights to AAV-AQP1 that was executed as of November 9, 2017. AAV-AQP1 is currently in Phase 1/2 development for treatment of grade 2 or 3 radiation-induced xerostomia.

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

The aggregate future minimum rental payments under these leases are as follow:

2018	$89,565
2019	358,258
2020	358,258
2021	358,258
2022	358,258
Thereafter	1,582,308

Total future rent payments	$3,104,905

10.	Subsequent Events:

Management has evaluated subsequent events through the date of this filing. Based on our evaluation, the following disclosures have been made:

On October 5, 2018, the Company entered into an agreement to acquire Vector Neurosciences Inc. (“Vector”) pursuant to an Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, Vector, VN Acquisition, Inc., a wholly-owned subsidiary of the Company (“Merger Sub 1”), VN Acquisition 2, Inc., a wholly-owned subsidiary of the Company (“Merger Sub 2”), the Vector stockholders named therein and the Vector stockholder representative, pursuant to which Merger Sub 1 was merged with and into Vector, with Vector being the surviving corporation (“Merger 1”) and, immediately following Merger 1, Vector was merged with and into Merger Sub 2, with Merger Sub 2 being the surviving corporation (together with Merger 1, the “Merger”). As a result of the Merger, Vector is a wholly-owned subsidiary of the Company. The Company’s board of directors, Vector’s board of directors and Vector’s stockholders have, in each case, unanimously approved the Merger, the Merger Agreement and the transactions contemplated by the Merger Agreement. The merger consideration to Vector’s stockholders consists of 225,000 shares of the Company’s Ordinary Shares as initial merger consideration, consisting of 202,500 shares which were issued at the closing of the Merger and an additional 22,500 shares to be issued 18 months following the closing, subject to any indemnification claims under the Merger Agreement. Based on the closing price of the Company’s Ordinary Shares on October 5, 2018, the value of the initial merger consideration is approximately $3.0 million. In addition, pursuant to the terms of the Merger Agreement, the Company will issue to Vector’s stockholders additional Ordinary Shares equal to a maximum value of $21 million if specified regulatory milestones are met and will make royalty payment to Vector’s stockholders in an amount equal to a percentage of the value of sales of certain products developed based on the Vector assets, which royalty payments are also payable in Ordinary Shares. The number of Ordinary Shares to be issued in connection with such milestones and royalties will be based on the three-day average closing price of the Company’s Ordinary Shares immediately prior to the date of determination of the value of the payment. As a result of the acquisition, the Company has expanded its portfolio of clinical stage product candidates to include adeno-associated virus encoding glutamic acid decarboxylase (AAV-GAD), a gene therapy product candidate ready for continued Phase 2 clinical development for Parkinson’s disease. A prior Phase 2 clinical trial of AAV-GAD was completed and was the first successful randomized, double-blind, sham-controlled trial of its kind for a gene therapy product candidate targeting a brain disorder.

On October 9, 2018, the Company entered into a research collaboration agreement with Janssen Pharmaceuticals, Inc. (“Janssen”), one of the Janssen Pharmaceutical Companies of Johnson & Johnson, to develop regulatable gene therapy treatment using the Company’s proprietary riboswitch technology. As part of the agreement, the Company will use its proprietary riboswitch technology to engineer regulatable gene therapy constructs encoding proprietary gene sequences from Janssen.

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

We are an exempted company incorporated under the laws of the Cayman Islands in 2018, and prior to that, we commenced operations as MeiraGTx Limited, a private limited company incorporated under the laws of England and Wales in 2015. Our discussion of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. Since our formation, we have devoted substantially all of our resources to developing our technology platform, establishing our viral vector manufacturing facility and developing manufacturing processes, advancing the product candidates in our ophthalmology, salivary gland and neurodegenerative disease programs, building our intellectual property portfolio, organizing and staffing our company, business planning, raising capital, and providing general and administrative support for these operations. In 2016, we completed the acquisition of assets held by BRI-Alzan, Inc., a Delaware corporation, including a worldwide license agreement to develop certain preclinical technology for the treatment of ALS. In October 2018, we completed the acquisition of Vector Neurosciences, Inc., a Delaware Corporation including the AAV-GAD gene therapy program which had completed a randomized, sham-controlled Phase 2 study for treatment of Parkinson’s disease. To date, we have financed our operations primarily with cash on hand and proceeds from the sales of our Convertible Preferred C Shares (“Preferred Shares”) and ordinary shares (“Ordinary Shares”). Through September 30, 2018, we received gross proceeds of approximately $175.6 million from sales of our Ordinary and Preferred Shares. As of September 30, 2018, we had cash and cash equivalents of $88.6 million.

We are a clinical stage company and have not generated any product revenues to date. We have five clinical programs and a pipeline of preclinical programs. Since inception, we have incurred significant operating losses. Our net losses for the three months ended September 30, 2018 and 2017 were $15.4 million and $8.4 million, respectively, and for the nine months ended September 30, 2018 and 2017 were $61.8 million and $22.4 million, respectively. As of September 30, 2018, we had an accumulated deficit of $127.2 million. We do not expect to generate revenue from sales of any products for several years, if at all.

We expect our operating expenses to increase substantially in connection with our ongoing development activities related to our product candidates. We anticipate that our expenses will increase due to costs associated with our clinical development program targeting in achromatopsia due to mutations in the CNGB3 or CNGA3 gene, inherited retinal dystrophy caused by mutations in RPE65, or RPE65-deficiency, and X-Linked retinitis pigmentosa, or XLRP. In addition, we expect to incur increasing costs associated with our clinical activities for hAQP1 for the treatment of radiation-induced xerostomia and xerostomia (dry mouth) and xerophthalmia (dry eye) associated with Sjögren’s syndrome. We are currently evaluating potential next steps for clinical development of AAV-GAD, which remains pending future discussions with regulatory agencies. We also expect to incur expenses related to research activities in additional therapeutic areas to expand our pipeline, hiring additional personnel in manufacturing, research, clinical trials, quality and other functional areas, and associated cash and share-based compensation expense, as well as the further development of internal manufacturing capabilities and capacity and other associated costs including the management of our intellectual property portfolio.

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

Clinical Development Highlights

AAV-CNGB3: Treated two additional pediatric patients in the extension phase of the Phase 1/2 study, bringing the total number of patients treated to sixteen (eleven adults and five pediatrics). We anticipate completing dosing of the pediatric extension phase in 2018.

AAV-RPGR: Completed dose escalation phase of the Phase 1/2 study, bringing the total number treated to ten patients. We expect to initiate dosing in the pediatric extension phase of the study in 2018.

AAV-RPE65: Dosing in the Phase 1/2 clinical study was completed in the second quarter of 2018. A total of nine adults were treated in three escalating dose cohorts. Six pediatric patients were treated in the pediatric extension arm of the study.

AAV-CNGA3: cGMP manufacturing of clinical material is ongoing in our manufacturing facility. We anticipate release in the next few months with the initiation of the treatment study in early 2019.

Natural History Studies: We continue to enroll patients in the achromatopsia, XLRP and RPE65 long-term natural history studies in Europe and the US, and our long-term follow-up studies in each indication.

Regulatory Highlights

Received Orphan Drug Designation from FDA for Achromatopsia Treatment (AAV-CNGA3): On August 7, 2018, the Food and Drug Administration (FDA) granted orphan drug designation for our AAV-CNGA3 gene therapy product candidate for the treatment of achromatopsia caused by mutations in the CNGA3 gene.

Received Fast Track Designation from FDA for Achromatopsia Treatment (AAV-CNGB3): On August 16, 2018, the FDA granted Fast Track designation for our AAV-CNGB3 gene therapy product candidate for the treatment of achromatopsia caused by mutations in the CNGB3 gene.

Received Rare Pediatric Disease Designation from FDA for Achromatopsia Treatment (AAV-CNGA3): On August 21, 2018, the Offices of Orphan Products Development and Pediatric Therapeutics of the FDA granted rare pediatric disease designation for our AAV-CNGA3 gene therapy product candidate for the treatment of achromatopsia caused by mutations in the CNGA3 gene.

Corporate Highlights

Entered Into an Exclusive Licensing Agreement with the National Institute of Health (“NIH”): On September 7, 2018, we entered into an exclusive licensing agreement with the National Institute of Dental and Craniofacial Research, a division of the NIH, for gene therapy treatment of Sjögren’s syndrome and associated xerostomia (dry mouth) or xerophthalmia (dry eye). Under the agreement, we will receive worldwide rights to adeno-associated virus vector mediated gene delivery of aquaporin-1, designed AAV-AQP1, for Sjögren’s syndrome patients with associated xerostomia or xerophthalmia.

Completed Acquisition of Vector Neurosciences, Inc.: On October 5, 2018, we acquired Vector Neurosciences Inc. (“Vector”) in an all-stock transaction. As a result of the acquisition, we have expanded our portfolio of clinical stage product candidates to include adeno-associated virus encoding glutamic acid decarboxylase (AAV-GAD), a gene therapy product candidate ready for continued Phase 2 clinical development for Parkinson’s disease. A prior Phase 2 clinical trial of AAV-GAD was completed and was the first successful randomized, double-blind, sham-controlled trial of its kind for a gene therapy product candidate targeting a brain disorder.

Entered Into a Research Collaboration Agreement with Janssen: On October 9, 2018, we entered into a research collaboration agreement with Janssen Pharmaceuticals, Inc., one of the Janssen Pharmaceutical Companies of Johnson & Johnson, involving our proprietary riboswitch technology in gene regulation. As part of the agreement, we will use our proprietary riboswitch technology to engineer regulatable gene therapy constructs encoding proprietary gene sequences from Janssen. Evaluation of the performance of these constructs will determine the utility of this approach in future product development.

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

The following table summarizes our research and development expenses:

	Three Months Ended			Nine Months Ended
	2018	September 30, 2017	Change	2018	September 30, 2017	Change
Ophthamology program	$1,153,238	$1,239,642	$(86,404)	$3,922,392	$3,006,618	$915,774
Salivary gland program	208,763	178,622	30,141	643,998	691,110	(47,112)
Neurodegeneration program	661,872	1,088,255	(426,383)	1,723,578	2,000,592	(277,014)
Manufacturing	1,395,661	761,588	634,073	3,710,966	1,570,043	2,140,923
Other research and development costs	4,689,626	3,120,120	1,569,506	12,826,242	9,306,766	3,519,476

Total research and development expenses	$8,109,160	$6,388,227	$1,720,933	$22,827,176	$16,575,129	$6,252,047

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

Other non-operating income (expense)

Other non-operating income (expense) includes the following:

Foreign currency (loss) gain

Our condensed consolidated financial statements are presented in U.S. dollars, which is our reporting currency. The financial position and results of operations of our subsidiaries MeiraGTx UK II and MeiraGTx B.V. are measured using the foreign subsidiaries’ local currency as the functional currency. MeiraGTx UK II cash accounts holding U.S. dollars are remeasured based upon the exchange rate at the date of remeasurement with the resulting gain or loss included in the condensed consolidated statement of operations and comprehensive loss. Expenses of such subsidiaries have been translated into U.S. dollars at average exchange rates prevailing during the period. Assets and liabilities have been translated at the rates of exchange on the condensed consolidated balance sheet date. The resulting translation gain and loss adjustments are recorded directly as a separate component of shareholders’ equity and as other comprehensive loss on the condensed consolidated statement of operations and comprehensive loss.

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

Critical accounting policies

The Company’s significant accounting policies are disclosed in the audited financial statements for the year ended December 31, 2017 included in the Company’s Prospectus and Note 2 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. The Company has adopted the new accounting pronouncements which are disclosed further in Note 2 to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Recent Accounting Pronouncements

See Note 2 of the notes to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for a summary of recently issued and adopted accounting pronouncements.

Results of Operations

Comparison of Three Months Ended September 30, 2018 and 2017

The following table summarizes our results of operations for the three months ended September 30, 2018 and 2017, respectively

	Three Months Ended September 30,
	2018	2017	Change
Operating expenses:
General and administrative	$6,629,052	$2,374,527	$4,254,525
Research and development	8,109,160	6,388,227	1,720,933

Total operating expenses	14,738,212	8,762,754	5,975,458

Loss from operations	(14,738,212)	(8,762,754)	(5,975,458)
Other non-operating income (expense)
Other income	—	—	—
Foreign currency (loss) gain	(677,488)	391,521	(1,069,009)
Interest income	264	2,915	(2,651)
Interest expense	(9,508)	(72,736)	63,228

Net loss	$(15,424,944)	$(8,441,054)	$(6,983,890)

General and Administrative Expenses

General and administrative expenses were $6.6 million for the three months ended September 30, 2018, compared to $2.4 million for the three months ended September 30, 2017. The increase of $4.2 million was primarily due to increases of $1.7 million in payroll, $1.8 million in share-based compensation, $0.7 million in legal and accounting fees, $0.2 million in investor relations costs and $0.3 million in insurance costs, which was partially offset by decreases of $0.4 million in rent and $0.1 million in depreciation expenses.

Research and Development Expenses

Research and development expenses for the three months ended September 30, 2018 were $8.1 million, compared to $6.4 million for the three months ended September 30, 2017. The increase of $1.7 million was primarily due to an increase in costs of $2.1 million related to preparation of our manufacturing facility for production, $0.6 million in share-based compensation and $0.2 million in legal fees, which was partially offset by a decrease of $1.2 million in clinical trial material costs.

Foreign Currency (Loss) Gain

Foreign currency loss was $0.7 million for the three months ended September 30, 2018 compared to a gain of $0.4 million for the three months ended September 30, 2017. The increase of $1.1 million was primarily due to a strengthening U.S. dollar against the pound sterling during the three months ended September 30, 2018.

Comparison of Nine Months Ended September 30, 2018 and 2017

The following table summarizes our results of operations for the nine months ended September 30, 2018 and 2017, respectively

	Nine Months Ended September 30,
	2018	2017	Change
Operating expenses:
General and administrative	$35,129,120	$6,744,963	$28,384,157
Research and development	22,827,176	16,575,129	6,252,047

Total operating expenses	57,956,296	23,320,092	34,636,204

Loss from operations	(57,956,296)	(23,320,092)	(34,636,204)
Other non-operating income (expense)
Other income	83,075	—	83,075
Foreign currency (loss) gain	(2,425,488)	990,395	(3,415,883)
Change in fair value of warrant liability	(1,514,775)	—	(1,514,775)
Interest income	50,926	21,295	29,631
Interest expense	(46,571)	(131,756)	85,185

Net loss	$(61,809,129)	$(22,440,158)	$(39,368,971)

General and Administrative Expenses

General and administrative expenses were $35.1 million for the nine months ended September 30, 2018, compared to $6.7 million for the nine months ended September 30, 2017. The increase of $28.4 million was primarily due to increases of $15.2 million in payroll, $12.2 million in share-based compensation, $0.2 million in consultant costs, $1.0 million in legal and accounting fees, $0.2 million in travel expenses, $0.4 million in insurance costs, $0.3 million in investor relations costs and $0.3 million in other costs, which was partially offset by decreases of $1.1 million in rent and $0.3 million in depreciation expenses.

Research and Development Expenses

Research and development expenses for the nine months ended September 30, 2018 were $22.8 million, compared to $16.6 million for the nine months ended September 30, 2017. The increase of $6.2 million was primarily due to an increase in costs of $6.0 million related to preparation of our manufacturing facility for production, $1.2 million in share-based compensation, $0.2 million in rent, $0.2 million in license fees, $0.2 million in payroll and related fees, $0.2 million in travel costs, $0.2 million in legal fees and $0.3 million in other costs, which was partially offset by a decrease of $2.3 million in clinical trial material costs.

Foreign Currency (Loss) Gain

Foreign currency loss was $2.4 million for the nine months ended September 30, 2018 compared to a gain of $1.0 million for the nine months ended September 30, 2017. The increase of $3.4 million was primarily due to a strengthening U.S. dollar against the pound sterling during the nine months ended September 30, 2018.

Change in Fair Value of Warrant Liability

The change in fair value of the warrant liability for the nine months ended September 30, 2018 was due to the revaluation of warrants, which were issued to certain investors in September and November 2017. On June 5, 2018, the warrants were exercised at which time the warrant liability was determined to be $4,194,408, which represented the difference in the market value of the Preferred Shares and the exercise price of the warrants. As a result of the revaluation, there was an increase of $1.5 million in the fair market value of the warrant liability at September 30, 2018, which resulted in a gain being recorded for the nine months ended September 30, 2018.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses. We have not generated positive cash flows from operations, and there are no assurances that we will be successful in obtaining an adequate level of financing for the development and commercialization of our product candidates. We expect to incur significant expenses and operating losses for the foreseeable future as we advance the preclinical and clinical development of our product candidates. We expect that our research and development and general and administrative costs will increase in connection with conducting preclinical studies and clinical trials for our product candidates, building out internal capacity to have product manufactured to support preclinical studies and clinical trials, expanding our intellectual property portfolio, and providing general and administrative support for our operations. As a result, we will need additional capital to fund our operations, which we may obtain from additional equity or debt financings, collaborations, licensing arrangements, or other sources.

We are required to maintain a stand-by letter of credit as a security deposit under a certain lease with ARE, an entity that is under common control with an entity that is a minority shareholder of the Company and whose CEO is on our board of directors. Our bank requires us to maintain restricted cash balances to serve as collateral for the letter of credit issued to the landlord by the bank. As of September 30, 2018 and December 31, 2017, the restricted cash balances for the ARE lease was invested in a commercial money market account. The restricted cash balance for the ARE lease remains at $123,376 through the end of the lease term in December 2021, plus three months. We had $123,376 of restricted cash included in long-term assets as of September 30, 2018 and December 31, 2017. We do not currently have any approved products and have never generated any revenue from product sales. To date, we have financed our operations primarily through the sale of our Ordinary Shares and Preferred Shares. On June 7, 2018, upon effectiveness of our registration statement on Form S-1 (File No. 333-224914), as amended, filed in connection with our IPO (the “Registration Statement”), all of the 11,501,432 outstanding Preferred Shares were automatically converted into 11,501,432 Ordinary Shares.

Cash Flows

As of September 30, 2018, we had $88.6 million of cash and cash equivalents.

The following table summarizes our sources and uses of cash for the periods presented:

	For the nine -month periods ended September 30,
	2018	2017
Net cash used in operating activities	$(47,419,158)	$(14,345,935)
Net cash used in investing activities	(2,372,622)	(8,389,156)
Net cash provided by financing activities	130,047,495	10,214,271

Increase (decrease) in cash	$80,255,715	$(12,520,820)

Operating Activities

During the nine months ended September 30, 2018, our cash used in operating activities of $47.4 million was primarily due to our net loss of $61.8 million as we incurred expenses associated with research activities on our clinical programs and research activities for our other product candidates and incurred general and administrative expenses. The loss included non-cash charges of $21.0 million, which consisted of $15.6 million of share-based compensation, depreciation of $1.5 million, foreign currency loss of $2.4 million and a change in the fair value of a warrant liability of $1.5 million. Additionally, operating assets, consisting of prepaid expenses, security deposits and other current assets, increased by $0.1 million and operating liabilities, consisting of accounts payable, accrued expenses and due to affiliate decreased by $6.7 million.

During the nine months ended September 30, 2017, our cash used in operating activities of $14.3 million was primarily due to our net loss of $22.4 million as we incurred expenses associated with research activities on our clinical programs and research activities for our other product candidates and incurred general and administrative expenses. The loss included non-cash charges of $1.6 million, which consisted of $2.0 million of share-based compensation, depreciation of $0.6 million, which was partially offset by a foreign currency gain of $1.0 million. Additionally, operating assets, consisting of prepaid expenses and other current assets increased by $1.2 million, and operating liabilities, consisting of accounts payable, accrued expenses, deferred rent and due to Kadmon, increased by $7.7 million.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2018 of $2.4 million consisted of purchases of property and equipment, primarily for our manufacturing facility.

Net cash used in investing activities for the nine months ended September 30, 2017 of $8.4 million consisted of purchases of property and equipment, primarily for our manufacturing facility.

Financing Activities

Net cash provided by financing activities was $130.0 million for the nine months ended September 30, 2018, which consisted of net proceeds of $65.6 million from the issuance of Ordinary Shares in connection with our initial public offering, $56.2 million from the issuance of Preferred Shares, $9.7 million from the exercise of warrants, which was partially offset by the payment of a note in the amount of $1.4 million.

Net cash provided by financing activities was $10.2 million for the nine months ended September 30, 2017, which represented proceeds from the issuance of our Preferred Shares of $7.7 million and the issuance of a note payable of $2.5 million.

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

Contractual Obligations and Commitments

Other than the repayment of the notes payable at December 31, 2017, there were no material changes in our commitments during the three months ended September 30, 2018 under contractual obligations as disclosed in our Prospectus outside the course of normal business.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business. These risks primarily include foreign currency exchange rate sensitivities. However, relative to foreign currency exposures as of September 30, 2018, a 10% unfavorable movement in foreign currency exchange rates would not expose us to a significant increase in net loss. We had cash and cash equivalents of $88.6 million as of September 30, 2018, which consist of non-interest-bearing bank deposits. Other than accounts payable and accrued expenses incurred in the ordinary course of business, we had no other debt outstanding as of September  30, 2018.

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

Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (principal financial officer), evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer (principal financial officer) concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2018.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are a clinical stage company with limited operating history. We were formed and began operations in 2015. We have never been profitable and do not expect to be profitable in the foreseeable future. We have incurred net losses since inception, including net losses of approximately $61.8 million and $22.4 million for the nine months ended September 30, 2018 and 2017, respectively. As of September 30, 2018, we had an accumulated deficit of approximately $127.2 million. Since our inception, we have devoted substantially all of our resources to developing our technology platform, establishing our viral vector manufacturing facility and developing manufacturing processes, advancing the product candidates in our ophthalmology, salivary gland and neurodegenerative disease programs, building our intellectual property portfolio, organizing and staffing our company, business planning, raising capital, and providing general and administrative support for these operations. We have not yet demonstrated an ability to successfully complete a clinical program, including large-scale, pivotal clinical trials, obtain marketing approval, manufacture product at a commercial scale, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Typically, it takes about six to ten years to develop a new drug from the time it enters Phase 1 clinical trials to when it is approved for treating patients, but in many cases, it may take longer. Consequently, predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing genetic medicine products.

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

Our operations have consumed significant amounts of cash since inception. As of September 30, 2018, our cash and cash equivalents were $88.6 million. Based on our current cash and cash equivalents, we estimate that such funds will be sufficient to enable us to fund our operating expenses and capital expenditure requirements into the second quarter of 2020. This estimate is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances could cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more than currently expected because of circumstances beyond our control. Because the length of time and activities associated with successful development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:

•

the progress, timing, costs and results of our ongoing clinical development for our CNGB3 gene therapy product candidate, AAV-CNGB3, for our RPE65-deficiency product candidate, AAV-RPE65, for our X-linked retinitis pigmentosa product candidate, AAV-RPGR, for our radiation induced xerostomia and Sjogren’s syndrone-associated xerostomia or xerophthalmia product candidate, AAV-AQP1, and our continued ongoing natural history studies for inherited retinal diseases, or IRDs;

•

the initiation of Phase 1/2 clinical trials for our CNGA3 gene therapy product candidate, AAV-CNGA3, and for our product candidate for the treatment of xerostomia or xerophthalmia associated with Sjogren’s syndrome, AAV-AQP1;

•

future discussions with regulatory agencies and potential subsequent initiation of future clinical trials for our GAD gene therapy product, AAV-GAD, which we acquired pursuant to the Merger Agreement with Vector;

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

To date, we have not yet met with regulatory agencies nor determined the regulatory pathway and any potential related development costs for our recently acquired AAV-GAD gene therapy program for Parkinson’s disease, nor are we under any obligation to do so.

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

The regulatory requirements that will govern any novel gene therapy product candidates we develop are not entirely clear and may change. Within the broader genetic medicine field, very few therapeutic products have received marketing authorization from the EMA and FDA. Even with respect to more established products that fit into the categories of gene therapies or cell therapies, the regulatory landscape is still developing. Regulatory requirements governing gene therapy products and cell therapy products have changed frequently and will likely continue to change in the future. Moreover, there is substantial, and sometimes uncoordinated, overlap in those responsible for regulation of existing gene therapy products and cell therapy products. For example, in the United States, the FDA has established the Office of Tissues and Advanced Therapies within its Center for Biologics Evaluation and Research, or CBER, to consolidate the review of gene therapy and related products, and the Cellular, Tissue and Gene Therapies Advisory Committee to advise CBER on its review. Gene therapy clinical trials are also subject to review and oversight by an institutional biosafety committee, or IBC, a local institutional committee that reviews and oversees basic and clinical research conducted at the institution participating in the clinical trial. Gene therapy clinical trials conducted at institutions that receive funding for recombinant DNA research from the United States National Institutes of Health, or the NIH, are also subject to review by the NIH Office of Biotechnology Activities’ Recombinant DNA Advisory Committee. [Should we include update per recent regulatory guidance from July 2018?] Although the FDA decides whether individual gene therapy protocols may proceed, the review process and determinations of other reviewing bodies can impede or delay the initiation of a clinical trial, even if the FDA has reviewed the trial and approved its initiation. The same applies in the European Union. The EMA’s Committee for Advanced Therapies, or CAT, is responsible for assessing the quality, safety, and efficacy of advanced-therapy medicinal products. Advanced-therapy medicinal products include gene therapy medicines, somatic-cell therapy medicines and tissue-engineered medicines. The role of the CAT is to prepare a draft opinion on an application for marketing authorization for a gene therapy medicinal candidate that is submitted to the EMA. In the European Union, the development and evaluation of a gene therapy product must be considered in the context of the relevant EU guidelines. The EMA may issue new guidelines concerning the development and marketing authorization for gene therapy products and require that we comply with these new guidelines. As a result, the procedures and standards applied to gene therapy products and cell therapy products may be applied to any gene therapy product candidate we may develop, but that remains uncertain at this point.

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

Even though we have been granted access to the PRIME scheme by the EMA for AAV-CNGB3 and the FDA granted Fast Track designation to AAV-RPGR and AAV-CNGB3, in the future we may seek and fail to obtain access to the PRIME scheme by the EMA or fast track designation by the FDA for other of our current or potential future product candidates. We may also seek and fail to obtain breakthrough therapy designation from the FDA for our current or any future product candidates. Such designations or access may also not lead to faster development or regulatory review or approval, and it does not increase the likelihood that our product candidates will receive marketing approval.

A sponsor may seek approval of its product candidate under programs designed to accelerate FDA’s review and approval of new drugs and biological products that meet certain criteria. For example, the FDA has a Fast Track program that is intended to expedite or facilitate the process for reviewing new products that meet certain criteria. Specifically, new drugs and biological products are eligible for Fast Track designation if they are intended to treat a serious or life-threatening disease or condition and demonstrate the potential to address unmet medical needs, or if the drug has been designated as a qualified infectious disease product. Fast Track designation applies to the combination of the product and the specific indication for which it is being studied. Under Fast Track, the FDA may consider for review sections of the BLA on a rolling basis before the complete application is submitted if relevant criteria are satisfied, including an agreement with FDA on the proposed schedule for the submission of portions of the BLA, and the payment of applicable user fees before FDA may initiate a review. Even if Fast Track designation is granted, it may be rescinded if the product no longer meets the qualifying criteria. In April 2018, AAV-RPGR was designated a Fast Track program by the FDA for the treatment of X-linked retinitis pigmentosa owing to defects in RPGR. In August 2018, AAV-CNGB3 was granted fast track designation by the FDA for the treatment of achromatopsia associated with defects in CNGB3.

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

We have received orphan drug designation from the FDA and EMA for AAV-CNGA3, AAV-CNGB3, AAV-RPE65, AAV-RPGR, AAV-AIPL1 and FDA for AAV-AQP1 and may seek orphan drug designation for additional product candidates in the future, but any orphan drug designations we have received or may receive in the future may not confer marketing exclusivity or other expected benefits.

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

We have obtained orphan drug designation from the FDA and European Commission for AAV-CNGB3 for the treatment of achromatopsia caused by mutations in the CNGB3 gene, AAV-RPE65 for the treatment of Leber congenital amaurosis, AAV-RPGR for the treatment of retinitis pigmentosa and AAV-AIPL1 for the treatment of inherited retina dystrophy due to defects in AIPL1 gene, and we obtained orphan drug designation from the FDA for AAV-AQP1 for the treatment of grade 2 and grade 3 late xerostomia from parotid gland hypofunction caused by radiotherapy or Sjögren’s syndrome-associated xerostomia or xerophthalmia. We have been granted orphan drug designation and rare pediatric disease designation by the FDA and received a positive opinion from the EMA Committee for Orphan Medicinal Products recommending orphan medicinal product (orphan drug) designation in the EU for our AAV-CNGA3 program for treatment of achromatopsia caused by mutations in the CNGA3 gene. We plan to seek orphan drug designation for other current and future product candidates. Even with orphan drug designation, we may not be the first to obtain marketing approval for any particular orphan indication due to the uncertainties associated with developing pharmaceutical products, which could prevent us from marketing our product candidates if another company is able to obtain orphan drug exclusivity before we do. In addition, exclusive marketing rights in the United States may be unavailable if we seek approval for an indication broader than the orphan-designated indication or may be lost in the United States if the FDA later determines that the request for designation was materially defective or if we are unable to assure sufficient quantities of the drug to meet the needs of patients with the rare disease or condition following approval. Further, even if we obtain orphan drug exclusivity, that exclusivity may not effectively protect our product candidates from competition because different drugs with different active moieties can be approved for the same condition. In addition, the FDA and the EMA can subsequently approve products with the same active moiety for the same condition if the FDA or the EMA concludes that the later drug is safer, more effective, or makes a major contribution to patient care. Orphan drug designation neither shortens the development time or regulatory review time of a drug nor gives the drug any advantage in the regulatory review or approval process. In addition, while we intend to seek orphan drug designation for other existing and future product candidates, we may never receive such designations. There have been legal challenges to aspects of the FDA’s regulations and policies concerning the exclusivity provisions of the Orphan Drug Act, and future challenges could lead to changes that affect the protections afforded our product candidates in ways that are difficult to predict. In 2014, a U.S. district court invalidated the FDA’s denial of orphan exclusivity to an orphan designated drug, which the FDA had based on its determination that the drug was not proven to be clinically superior to a previously approved “same drug.” In response to the decision, the FDA released a policy statement stating that the court’s decision is limited to the facts of that particular case and that the FDA will continue to deny orphan drug exclusivity to a designated drug upon approval if the drug is the “same” as a previously approved drug, unless the drug is demonstrated to be clinically superior to that previously approved drug. Since then, similar legal challenges have been initiated against the FDA for its denial of orphan drug exclusivity to other designated drugs, and in 2017, Congress amended the Orphan Drug Act to require a demonstration of clinical superiority upon approval as a condition of receiving orphan drug exclusivity when another “same drug” has already been approved for the same indication. In the future, there is the potential for additional legal challenges to the FDA’s orphan drug regulations and policies, and it is uncertain how ongoing and future challenges might affect our business.

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

Even if we obtain FDA or EMA approval for AAV-CNGB3, AAV-CNGA3, AAV-RPGR, AAV-RPE65, AAV-AQP1 or AAV-GAD in the United States or European Union, we may never obtain approval for or commercialize it in any other jurisdiction, which would limit our ability to realize their full market potential.

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

Our platform and products focus on the development of gene therapies and gene regulation technology. There are a number of companies developing ocular gene therapy products including Applied Genetic Technologies Corporation, Nightstar Therapeutics plc and Spark Therapeutics, Inc. There are a number of companies developing gene therapy products for neurodegenerative diseases, including Voyager Therapeutics, Inc. and Axovant Sciences Ltd. In addition to competition from other gene therapies, any products we may develop may also face competition from other types of therapies, such as small molecule, antibody, protein or other therapies.

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

We may not have the resources in the foreseeable future to allocate to the sales and marketing of our product candidates in certain international markets. Therefore, our future sales in these markets will largely depend on our ability to enter into and maintain collaborative relationships for such capabilities, the collaborator’s strategic interest in the product and such collaborator’s ability to successfully market and sell the product. We may pursue collaborative arrangements regarding the sale and marketing of AAV-CNGB3, AAV-CNGA3, AAV-RPGR, AAV-RPE65, AAV-AQP1 and AAV-GAD, if approved, for the U.S. and/or certain markets overseas; however, we cannot assure that we will be able to establish or maintain such collaborative arrangements, or if able to do so, that they will have effective sales forces.

If we are unable to build our own sales force or negotiate a collaborative relationship for the commercialization of AAV-CNGB3, AAV-CNGA3, AAV-RPGR, AAV-RPE65, AAV-AQP1 and AAV-GAD we may be forced to delay the potential commercialization of AAV-CNGB3, AAV-CNGA3, AAV-RPGR, AAV-RPE65, AAV-AQP1 and AAV-GAD or reduce the scope of our sales or marketing activities for AAV-CNGB3, AAV-CNGA3, AAV-RPGR, AAV-RPE65, AAV-AQP1 and AAV-GAD. If we elect to increase our expenditures to fund commercialization activities internationally, we will need to obtain additional capital, which may not be available to us on acceptable terms, or at all. We could enter into arrangements with collaborative partners at an earlier stage than otherwise would be ideal and we may be required to relinquish rights to AAV-CNGB3, AAV-CNGA3, AAV-RPGR, AAV-RPE65, AAV-AQP1 and AAV-GAD or otherwise agree to terms unfavorable to us, any of which may have an adverse effect on our business, operating results and prospects.

Some indications targeted by our ophthalmology programs are rare, but we anticipate realizing synergies in commercializing of our IRD product candidates, should they be approved. Failure to realize synergies in our sales, marketing and distribution efforts may harm our commercialization efforts.

If we are unable to establish adequate sales, marketing and distribution capabilities, either on our own or in collaboration with third parties, we will not be successful in commercializing AAV-CNGB3, AAV-CNGA3, AAV-RPGR, AAV-RPE65, AAV-AQP1 and AAV-GAD and may not become profitable and may incur significant additional losses. We will be competing with many companies that currently have extensive and well-funded marketing and sales operations. Without an internal team or the support of a third party to perform marketing and sales functions, we may be unable to compete successfully against these more established companies.

If we obtain approval to commercialize any products outside of the United States or the European Union, a variety of risks associated with international operations could adversely affect our business.

If AAV-CNGB3, AAV-CNGA3, AAV-RPGR, AAV-RPE65, AAV-AQP1, and AAV-GAD are approved for commercialization, we intend to enter into agreements with third parties to market them in certain jurisdictions outside the United States and the European Union. We expect that we will be subject to additional risks related to international pharmaceutical operations, including:

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

If our trademarks and trade names are not adequately protected, then we may not be able to build name recognition in our markets of interest and our business may be adversely affected. Our trademark MeiraGTx has been registered in the EU and U.S. We may not be able to protect our rights to these trademarks and trade names, which we need to build name recognition among potential partners or customers in our markets of interest. At times, competitors may adopt trade names or trademarks similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of our unregistered trademarks or trade names. Over the long term, if we are unable to successfully register our trademarks and trade names and establish name recognition based on our trademarks and trade names, then we may not be able to compete effectively and our business may be adversely affected. Our efforts to enforce or protect our proprietary rights related to trademarks, trade secrets, domain names, copyrights or other intellectual property may be ineffective and could result in substantial costs and diversion of resources and could adversely impact our financial condition or results of operations.

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

As of September 30, 2018, we had 63 full-time employees. We will need to significantly expand our organization, and we may have difficulty identifying, hiring and integrating new personnel. Future growth would impose significant additional responsibilities on our management, including the need to identify, recruit, maintain, motivate and integrate additional employees, consultants and contractors. Also, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If our management is unable to effectively manage our expected growth, our expenses may increase more than expected, our potential ability to generate revenue could be reduced and we may not be able to implement our business strategy. Many of the biotechnology companies that we compete against for qualified personnel and consultants have greater financial and other resources, different risk profiles and a longer history in the industry than we do. If we are unable to continue to attract and retain high-quality personnel and consultants, the rate and success at which we can discover and develop product candidates and operate our business will be limited.

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

We do not carry insurance for all categories of risk that our business may encounter. Some of the policies we currently maintain include general liability, clinical trial liability, employment practices liability, property, auto, workers’ compensation, umbrella, cyber and directors’ and officers’ insurance.

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

As of September 30, 2018, our executive officers, directors and shareholders who owned more than 5% of our outstanding ordinary shares and their respective affiliates, in the aggregate, hold ordinary shares representing approximately 56.0% of our outstanding ordinary shares.

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

Sales of a substantial number of our ordinary shares in the public market, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our ordinary shares. Substantially all of our 27,184,132 Ordinary Shares are or will become eligible to be sold within 6 months of our IPO. Moreover, holders of an aggregate of 16,059,333 ordinary shares will have rights, subject to specified conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other shareholders, until such shares can otherwise be sold without restriction under Rule 144 or until the rights terminate pursuant to the terms of the shareholders agreement between us and such holders. We have also registered 4,669,342 ordinary shares subject to equity awards issued or reserved for future issuance under our equity compensation plans on a registration statement on Form S-8. Once we register these shares, they can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates and lock-up agreements. Any sales of securities by these shareholders could have a negative impact on the trading price of our ordinary shares.

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

As of September 30, 2018, we had federal and state NOL carryforwards in the United States of $12.4 million and $12.4 million, respectively, and cumulative carryforward tax losses in the United Kingdom of $96.4 million, which we expect to be available to reduce future taxable income subject to any relevant restrictions (including those in the UK that limit the percentage of profits that can be reduced by carried forward losses). The U.S. federal and state NOL carry forwards will begin to expire in 2035 and the U.K. carryforward tax losses will continue indefinitely, subject to relevant restrictions, under current UK legislation. Also, as of September 30, 2018, we had orphan drug and research and development credits in the U.S. in the amount of $0.2 million and $0.5 million, respectively.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On June 12, 2018, we completed our IPO and issued and sold 5,000,000 ordinary shares at a price to the public of $15.00 per share receiving $65.3 million in proceeds after deducting underwriting discounts and commissions and offering expenses payable by us. There has been no material change in the expected use of the net proceeds from our IPO as described in our Prospectus. As of September 30, 2018, we had used $13.5 million of such net proceeds and had total unrestricted cash and cash equivalents of $88.6 million.

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

Company Name

Date: November 8, 2018	By:	/s/ Alexandria Forbes
Alexandria Forbes
Chief Executive Officer

Date: November 8, 2018	By:	/s/ Katherine Breedis
Katherine Breedis
Chief Financial Officer (principal financial officer and principal accounting officer)