Form 10-Q
period 2019-03-31
MeiraGTx Holdings plc
filed 2019-05-14
CIK 1735438

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Small reporting company	☒

		Emerging growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No   ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Ordinary Shares, $0.00003881 par value per share	MGTX	The Nasdaq Global Select Market

As of April 30, 2019, the registrant had 33,342,566 ordinary shares, $0.00003881 par value per share, outstanding.

Forward-Looking Statements

This Quarterly Report on Form 10-Q (the “Quarterly Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements contained in this Quarterly Report that do not relate to matters of historical fact should be considered forward-looking statements, including, without limitation, statements regarding product pipeline, anticipated product benefits, goals and strategic priorities, product candidate development, growth expectations or targets and pre-clinical and clinical data, as well as statements that include the words “expect,” “intend,” “plan,” “believe,” “project,” “forecast,” “estimate,” “may,” “should,” “anticipate” and similar statements of a future or forward-looking nature. These forward-looking statements are based on management’s current expectations. These statements are neither promises nor guarantees, but involve known and unknown risks, uncertainties and other important factors that may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including, but not limited to, the important factors discussed under Item 1A. “Risk Factors” in this Quarterly Report. These and other important factors could cause actual results to differ materially from those indicated by the forward-looking statements made in this Quarterly Report. Any such forward-looking statements represent management’s estimates as of the date of this Quarterly Report. While we may elect to update such forward-looking statements at some point in the future, unless required by law, we disclaim any obligation to do so, even if subsequent events cause our views to change. Thus, one should not assume that our silence over time means that actual events are bearing out as expressed or implied in such forward-looking statements. These forward-looking statements should not be relied upon as representing our views as of any date subsequent to the date of this Quarterly Report.

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

Unless the context otherwise requires, references in this Quarterly Report to “Meira,” “we,” “us”, “our” and “the Company” refer to (i) MeiraGTx Limited and its subsidiaries prior to the Reorganization Transactions and (ii) MeiraGTx Holdings plc and its subsidiaries upon completion of the Reorganization Transactions, as applicable.

i

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	March 31, 2019	December 31, 2018
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$227,275,139	$68,080,175
Prepaid expenses	1,765,209	1,937,785
Other current assets	2,117,334	4,634,105

Total Current Assets	231,157,682	74,652,065
Property and equipment, net	15,858,667	22,014,237
Security deposits	107,593	105,085
Restricted cash	123,376	123,376
Right-of-use assets	10,606,985	—

TOTAL ASSETS	$257,854,303	$96,894,763

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,382,373	$3,042,861
Accrued expenses	7,996,329	11,991,697
Lease obligations, current	679,025	27,199
Deferred revenue, related party, current	20,951,000	—
Other current liabilities	195,618	437,053

Total Current Liabilities	33,204,345	15,498,810
Deferred revenue - related party	77,186,561	—
Lease obligations	2,911,331	7,097
Deferred rent	—	201,264
Asset retirement obligations	133,816	128,119

TOTAL LIABILITIES	113,436,053	15,835,290

COMMITMENTS
SHAREHOLDERS’ EQUITY:
Ordinary Shares, $0.00003881 nominal value, 1,288,327,750 authorized 33,342,566 issued and outstanding at March 31, 2019 27,386,632 issued and outstanding at December 31, 2018	1,295	1,064
Capital in excess of nominal value	311,528,607	229,054,460
Accumulated other comprehensive (loss) income	(840,017)	293,666
Accumulated deficit	(166,271,635)	(148,289,717)

Total Shareholders’ Equity	144,418,250	81,059,473

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$257,854,303	$96,894,763

See Notes to Condensed Consolidated Financial Statements

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

	For the Three Month Period Ended March 31,
	2019	2018
License revenue - related party	$784,960	$—

Operating expenses:
General and administrative	8,499,475	11,122,016
Research and development	12,976,229	6,927,322

Total operating expenses	21,475,704	18,049,338

Loss from operations	(20,690,744)	(18,049,338)
Other non-operating income (expense):
Foreign currency gain	2,718,400	978,624
Change in fair value of warrant liability	—	669,408
Interest income	—	25,308
Interest expense	(9,574)	(27,355)

Net loss	(17,981,918)	(16,403,353)
Other comprehensive (loss):
Foreign currency translation	(1,133,683)	(757,765)

Total comprehensive loss	$(19,115,601)	$(17,161,118)

Net loss	$(17,981,918)	$(16,403,353)
Accretion on convertible preferred C shares and warrants	—	(664,718)

Adjusted net loss	$(17,981,918)	$(17,068,071)

Basic and diluted adjusted net loss per ordinary share	$(0.62)	$(1.91)

Weighted-average number of ordinary shares outstanding	28,776,915	8,927,433

See Notes to Condensed Consolidated Financial Statements

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

AS OF MARCH 31, 2019

(unaudited)

	Shareholders’ Equity
	Ordinary Shares	Amount	Capital in Excess of Nominal Value	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders’ Equity
Balance at December 31, 2018	27,386,632	$1,064	$229,054,460	$293,666	$(148,289,717)	$81,059,473
Issuance of ordinary shares in connection with a license agreement	158,832	6	1,966,334	—	—	1,966,340
Sale of ordinary shares in connection with private placement, net of issuance costs of $ 2,426,953	5,797,102	225	77,572,822	—	—	77,573,047
Share-based compensation	—	—	2,934,991	—	—	2,934,991
Foreign currency translation	—	—	—	(1,133,683)	—	(1,133,683)
Net loss for the period ended March 31, 2019	—	—	—	—	(17,981,918)	(17,981,918)

Balance at March 31, 2019	33,342,566	$1,295	$311,528,607	$(840,017)	$(166,271,635)	$144,418,250

See Notes to Condensed Consolidated Financial Statements

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED C SHARES AND SHAREHOLDERS’ DEFICIT

AS OF MARCH 31, 2018

(unaudited)

	Convertible Preferred C Shares		Shareholders’ Deficit
	Convertible Preferred C Shares	Amount	A Ordinary Shares	Amount	Capital in Excess of Nominal Value	Accumulated Other Comprehensive (Loss)	Accumulated Deficit	Shareholders’ Deficit
Balance at December 31, 2017	5,005,935	$51,338,631	8,826,190	$342	$20,080,713	$(2,022,477)	$(65,423,843)	$(47,365,265)
Issuance of convertible preferred C shares in connection with payables	129,419	1,356,129	—	—	—	—	—	—
Issuance of convertible preferred C shares in connection with a license agreement	13,360	140,000	—	—	—	—	—	—
Issuance of convertible preferred C shares, net of issuance costs	4,212,453	43,851,602	—	—	—	—	—	—
Accretion of issuance costs on convertible preferred C shares	—	94,445	—	—	(94,445)	—	—	(94,445)
Accretion of warrants issued in connection with convertible preferred C shares	—	570,273	—	—	(570,273)	—	—	(570,273)
Share-based compensation	—	—	550,162	22	4,275,713	—	—	4,275,735
Foreign currency translation	—	—	—	—	—	(757,765)	—	(757,765)
Net loss for the three-month period ended March 31, 2018	—	—	—	—	—	—	(16,403,353)	(16,403,353)

Balance at March 31, 2018	9,361,167	$97,351,080	9,376,352	$364	$23,691,708	$(2,780,242)	$(81,827,196)	$(60,915,366)

See Notes to Consolidated Financial Statements

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Three Month Period Ended March 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(17,981,918)	$(16,403,353)
Adjustments to reconcile net loss to net cash used in operating activities:
Shares issued in connection with license agreements	1,966,340	140,000
Share-based compensation expense	2,934,991	4,275,735
Foreign currency gain	(2,718,400)	(978,624)
Depreciation	499,641	458,836
Amortization of interest on asset retirement obligation	2,639	3,678
Change in fair value of warrant liability	—	(669,408)
(Increase) in operating assets:
Prepaid expenses	188,044	(821,062)
Other current assets	2,523,388	153,773
Security deposits	130,949	—
Increase (decrease) in operating liabilities:
Accounts payable	304,716	171,045
Accrued expenses	(4,124,797)	(2,846,292)
Due to Kadmon	—	(854,537)
Other liabilities	(252,322)	—
Deferred revenue	98,692,719	—
Deferred rent	—	(25,760)

Net cash provided by (used in) operating activities	82,165,990	(17,395,969)

Cash flows from investing activities:
Purchase of property, plant and equipment	(1,115,233)	(1,210,452)

Net cash used in investing activities	(1,115,233)	(1,210,452)

Cash flows from financing activities:
Payments on lease obligations - financing leases	(6,624)	(7,779)
Proceeds from the sale of ordinary shares	80,000,000	—
Issuance costs in connection with ordinary shares	(2,426,953)	—
Proceeds from the sale of convertible preferred C shares, net of issuance costs	—	43,851,602
Payment of note payable	—	(1,442,009)

Net cash provided by financing activities	77,566,423	42,401,814

Net increase in cash, cash equivalents and restricted cash	158,617,180	23,795,393
Effect of exchange rate changes on cash	577,784	12,820
Cash, cash equivalents and restricted cash at beginning of period	68,203,551	8,672,014

Cash, cash equivalents and restricted cash at end of period	$227,398,515	$32,480,227

Supplemental disclosure of non-cash transactions:
Fixed asset acquisition included in accounts payable and accrued expenses at end of period	$236,535	$(811,095)

Issuance of convertible preferred C shares in connection with payables	$—	$1,356,129

Lease obligations for right-of-use asset	$10,930,367	$—

Supplemental disclosure of cash flow information:
Cash paid for interest	$553	$31,531

See Notes to Condensed Consolidated Financial Statements

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Basis of Presentation:

The Company

MeiraGTx Holdings plc and subsidiaries (the “Company” or “Meira Holdings”), a limited company under the laws of the Cayman Islands, is a clinical-stage biotech company developing novel gene therapy treatments for a wide range of inherited and acquired disorders for which there are no effective treatments available. The Company is focused on developing therapies for ocular diseases, including rare inherited blindness as well as Xerostomia following radiation treatment for head and neck cancers and neurodegenerative diseases such as amyothrophic lateral sclerosis (“ALS”) and Parkinson’s disease (“PD”).

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

Interim Financial Statements

The accompanying condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, the condensed consolidated financial statements include all adjustments (consisting of normal recurring accruals) necessary in order to make the condensed consolidated financial statements not misleading. Operating results for the three-month period ended March 31, 2019 are not necessarily indicative of the final results that may be expected for the year ended December 31, 2019. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2018 and the notes thereto for the year ended December 31, 2018 included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (the “Form 10-K”).

Liquidity

The Company has not yet achieved profitable operations. There is no assurance that profitable operations, if ever achieved, could be sustained on a continuing basis. In addition, development activities, clinical and preclinical testing, and commercialization of the Company’s product candidates will require significant additional financing. The Company’s accumulated deficit at March 31, 2019 totaled $166,271,635, and management expects to incur substantial losses in future periods. The success of the Company is subject to certain risks and uncertainties, including among others, uncertainty of product development; competition in the Company’s field of use; uncertainty of capital availability; uncertainty in the Company’s ability to enter into agreements with collaborative partners; dependence on third parties; and dependence on key personnel. For the quarter ended March 31, 2019, the Company generated $82,165,990 of positive cash flows from operations. However, prior to the quarter ended March 31, 2019, the Company did not generate positive cash flows from operations and there are no assurances that the Company will generate positive cash flows in the future. Additionally, there are no assurances that the Company will be successful in obtaining an adequate level of financing for the development and commercialization of its product candidates.

As of March 31, 2019, the Company had cash and cash equivalents in the amount of $227,275,139, which consisted of depository accounts. On January 30, 2019, the Company entered into a collaboration, option and license agreement with Janssen Pharmaceuticals, Inc. (“Janssen”) one of the Janssen Pharmaceuticals Companies of Johnson & Johnson (the “Collaboration Agreement”). Under the terms of the Collaboration Agreement, the Company received an upfront payment of $100,000,000. The Company will also receive funding for certain research, manufacturing, clinical development and commercialization costs, potential additional milestone payments upon the achievement of such milestones and royalties on future net sales of products. The Company estimates that its cash and cash equivalents on hand at March 31, 2019 will be sufficient to cover its expenses for at least the next twelve months from the date of issuance of these condensed consolidated financial statements.

Risks and Uncertainties

The Company operates in an industry that is subject to intense competition, government regulation and rapid technological change. The Company’s operations are subject to significant risk and uncertainties including financial, operational, technological, regulatory and other risks, including the potential risk of business failure.

The Company’s capital resources and operations to date have been funded primarily with the proceeds from the Collaboration Agreement, private equity offerings and the IPO. In the future, the Company may seek to raise additional capital through equity offerings, debt financings, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements or other sources to enable it to complete the development and potential commercialization of its product candidates.

2.	Summary of Significant Accounting Policies and Recent Accounting Pronouncements:

Certain of the Company’s significant accounting policies are described below. All of the Company’s significant accounting policies are disclosed in the notes to the audited consolidated financial statements as of and for the year ended December 31, 2018 included in the Company’s Form 10-K. Since the date of such financial statements, the Company has adopted the new accounting pronouncements which are disclosed further in this note.

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

MeiraGTx Neurosciences, Inc., a Delaware corporation (“Meira Neuro”);

MeiraGTx UK II Limited, (“Meira UK II”), a limited company under the laws of England and Wales; and

MeiraGTx UK Limited (“Meira UK”), a limited company under the laws of England and Wales.

All intercompany balances and transactions between the consolidated companies have been eliminated in consolidation.

Use of Estimates

Management considers many factors in selecting appropriate financial accounting policies and controls, and in developing the estimates and assumptions that are used in the preparation of these condensed consolidated financial statements. Management must apply significant judgment in this process. In addition, other factors may affect estimates, including expected business and operational changes, sensitivity and volatility associated with the assumptions used in developing estimates, and whether historical trends are expected to be representative of future trends. The estimation process often may yield a range of potentially reasonable estimates of the ultimate future outcomes and management must select an amount that falls within that range of reasonable estimates. This process may result in actual results differing materially from those estimated amounts used in the preparation of the financial statements if these results differ from historical experience, or other assumptions do not turn out to be substantially accurate, even if such assumptions are reasonable when made. In preparing these condensed consolidated financial statements, management used significant estimates in the following areas, among others: collaboration revenue (as disclosed in Note 8) the accounting for research and development costs, warrants, share-based compensation, leases and accrued expenses.

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

The table below represents the values of the Company’s financial assets and liabilities that are required to be measured at fair value on a recurring basis:

	Fair Value Measurement Using:
Description	March 31, 2019	Significant Observable Inputs (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable (Level 3)
Restricted cash	$123,376	$123,376	$—	$—

	Fair Value Measurement Using:
Description	December 31, 2018	Significant Observable Inputs (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable (Level 3)
Restricted cash	$123,376	$123,376	$—	$—

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

Asset Retirement Obligations

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

The Company uses estimates to determine the asset retirement obligations at the end of the lease term and discounts such asset retirement obligations using an estimated discount rate. Interest on the discounted asset retirement obligation is amortized over the term of the lease using the effective interest method and is recorded as interest expense in the condensed consolidated statements of operations and comprehensive loss.

The change in asset retirement obligations is as follows:

	March 31, 2019	December 31, 2018
Balance at beginning of period	$128,119	$178,419
Additional asset retirement obligations during the period	—	69,286
Amortization of interest	2,639	(38,301)
Change in estimate	—	(99,090)
Effects of exchange rate	3,058	17,805

Balance at end of period	$133,816	$128,119

Research and Development

Research and development costs are charged to expense as incurred. These costs include, but are not limited to, employee-related expenses, including salaries, benefits and travel of the Company’s research and development personnel; expenses incurred under agreements with contract research organizations and investigative sites that conduct clinical and preclinical studies and manufacture the drug product for the clinical studies and preclinical activities; facilities; supplies; rent, insurance, certain legal fees, share-based compensation, depreciation and other costs associated with clinical and preclinical activities and regulatory operations. Research funding under collaboration agreements is recorded as an offset to these costs.

Costs for certain development activities, such as Company funded outside research programs, are recognized based on an evaluation of the progress to completion of specific tasks with respect to their actual costs incurred. Payments for these activities are based on the terms of the individual arrangements, which may differ from the pattern of costs incurred, and are reflected in the condensed consolidated financial statements as prepaid expenses or accrued expenses, as the case may be.

Collaboration Arrangements

The Company evaluates its collaborative arrangements pursuant to ASC 808, Collaborative Arrangements (“ASC 808”) and ASC 606, Revenue from Contracts with Customers (“ASC 606”). The Company considers the nature and contractual terms of collaboration arrangements and assesses whether the arrangement involves a joint operating activity pursuant to which the Company is an active participant and is exposed to significant risks and rewards with respect to the arrangement. If the Company is an active participant and is exposed to significant risks and rewards with respect to the arrangement, the Company accounts for the arrangement as a collaboration under ASC 808. To date, the Company has only entered into two separate collaboration agreements with Janssen which were determined to be within the scope of ASC 808.

ASC 808 does not address recognition or measurement matters related to collaborative arrangements. Payments between participants pursuant to a collaborative arrangement that are within the scope of other authoritative accounting literature on income statement classification are accounted for using the relevant provisions of that literature. If the payments are not within the scope of other authoritative accounting literature, the income statement classification for the payments is based on an analogy to authoritative accounting literature or if there is no appropriate analogy, a reasonable, rational and consistently applied accounting policy election. Payments received from a collaboration partner to which this policy applies may include upfront payments in respect of a license of intellectual property, development and commercialization-based milestones, and royalties.

Refer to the discussion in Note 8 for further information related to the accounting for the Janssen Collaboration Agreements.

Revenue Recognition

Arrangements with collaborators may include licenses to intellectual property, research and development services, manufacturing services for clinical and commercial supply, and participation on joint steering committees. The Company evaluates the promised goods or services to determine which promises, or group of promises, represent performance obligations. In contemplation of whether a promised good or service meets the criteria required of a performance obligation, the Company considers the stage of development of the underlying intellectual property, the capabilities and expertise of the customer relative to the underlying intellectual property, and whether the promised goods or services are integral to or dependent on other promises in the contract. When accounting for an arrangement that contains multiple performance obligations, the Company must develop judgmental assumptions, which may include market conditions, reimbursement rates for personnel costs, development timelines and probabilities of regulatory success to determine the stand-alone selling price for each performance obligation identified in the contract.

When the Company concludes that a contract should be accounted for as a combined performance obligation and recognized over time, the Company must then determine the period over which revenue should be recognized and the method by which to measure revenue. The Company generally recognizes revenue using a cost-based input method.

The Collaboration Agreement with Janssen is accounted for under ASC 808, Collaborative Arrangements, (“ASC 808”), however, as ASC 808 does not address recognition or measurement matters such as determining the appropriate unit of accounting or when the recognition criteria are met, the Company accounts for the consideration received from Janssen in accordance with ASC 606, Revenue from Contracts with Customers (“ASC 606”). In accordance with ASC 606, the Company recognizes revenue when its customer or collaborator obtains control of promised goods or services, in an amount that reflects the consideration which the Company expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that the Company determines are within the scope of ASC 606, it performs the following five steps:

i.	identify the contract(s) with a customer;

ii.	identify the performance obligations in the contract;

iii.	determine the transaction price

iv.	allocate the transaction price to the performance obligations within the contract; and

v.	recognize revenue when (or as) the entity satisfies a performance obligation.

The Company only applies the five-step model to contracts when it determines that it is probable it will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer.

At contract inception, once the contract is determined to be by analogy within the scope of ASC 606, the Company assesses the goods or services promised within the contract to determine whether each promised good or service is a performance obligation. The promised goods or services in the Company’s arrangements typically consist of a license to the Company’s intellectual property and research, development and manufacturing services. The Company may provide options to additional items in such arrangements, which are accounted for as separate contracts when the customer elects to exercise such options, unless the option provides a material right to the customer. Performance obligations are promises in a contract to transfer a distinct good or service to the customer that (i) the customer can benefit from on its own or together with other readily available resources, and (ii) is separately identifiable from other promises in the contract. Goods or services that are not individually distinct performance obligations are combined with other promised goods or services until such combined group of promises meet the requirements of a performance obligation.

The Company determines transaction price based on the amount of consideration the Company expects to receive for transferring the promised goods or services in the contract. Consideration may be fixed, variable, or a combination of both. At contract inception for arrangements that include variable consideration, the Company estimates the probability and extent of consideration it expects to receive under the contract utilizing either the most likely amount method or expected amount method, whichever best estimates the amount expected to be received. The Company then considers any constraints on the variable consideration and includes in the transaction price variable consideration to the extent it is deemed probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved.

The Company then allocates the transaction price to each performance obligation based on the relative standalone selling price and recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) control is transferred to the customer and the performance obligation is satisfied. For performance obligations which consist of licenses and other promises, the Company utilizes judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress. The Company evaluates the measure of progress each reporting period and, if necessary, adjusts the measure of performance and related revenue recognition.

The Company records amounts as accounts receivable when the right to consideration is deemed unconditional. When consideration is received, or such consideration is unconditionally due, from a customer prior to transferring goods or services to the customer under the terms of a contract, a contract liability is recorded as deferred revenue.

Amounts received prior to satisfying the revenue recognition criteria are recognized as deferred revenue in the Company’s condensed consolidated balance sheet. Amounts expected to be recognized as revenue within the 12 months following the balance sheet date are classified as deferred revenue – related party, current. Amounts not expected to be recognized as revenue within the 12 months following the balance sheet date are classified as deferred revenue- related party, non-current.

The Company’s collaboration revenue arrangement includes the following:

Up-front License Fees: If a license is determined to be distinct from the other performance obligations identified in the arrangement, the Company recognizes revenues from nonrefundable, up-front fees allocated to the license when the license is transferred to the licensee and the licensee is able to use and benefit from the license. For licenses that are bundled with other promises, the Company utilizes judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue from non-refundable, up-front fees. The Company evaluates the measure of progress each reporting period and, if necessary, adjusts the measure of performance and related revenue recognition.

Milestone Payments: At the inception of an agreement that includes research and development milestone payments, the Company evaluates each milestone to determine when and how much of the milestone to include in the transaction price. The Company first estimates the amount of the milestone payment that the Company could receive using either the expected value or the most likely amount approach. The Company primarily uses the most likely amount approach as that approach is generally most predictive for milestone payments with a binary outcome. Then, the Company considers whether any portion of that estimated amount is subject to the variable consideration constraint (that is, whether it is probable that a significant reversal of cumulative revenue would not occur upon resolution of the uncertainty.) The Company updates the estimate of variable consideration included in the transaction price at each reporting date which includes updating the assessment of the likely amount of consideration and the application of the constraint to reflect current facts and circumstances.

Royalties: For arrangements that include sales-based royalties, including milestone payments based on a level of sales, and the license is deemed to be the predominant item to which the royalties relate, the Company will recognize revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). To date, the Company has not recognized any revenue related to sales-based royalties or milestone payments based on the level of sales.

Research and Development Services: The Company is incurring research and development costs, with Janssen responsible for 50% to 100%, depending on the type of research and development services being performed. The Company will record costs associated with the development activities as research and development expenses in the condensed consolidated statement of operations and comprehensive loss consistent with ASC 730 Research and Development. The reimbursement of the research and development costs by Janssen is representative of the joint risk sharing nature of the arrangement. The Company considered the guidance is ASC 808 and will recognize the payments received from Janssen as a reduction to research and development expense when the related costs are incurred. For the three months ended March 31, 2019, the Company recognized the reimbursement to be received from Janssen in the amount of $1,037,542.

Segment Information

Management has concluded it has a single reporting segment for purposes of reporting financial condition and results of operations.

The Company’s license revenue, research funding and deferred revenue from its License and Collaboration Agreement are generated in the United Kingdom.

The following table summarizes non-current assets by geographical area:

	March 31, 2019	December 31, 2018
United States	$1,643,688	$454,568
United Kingdom	25,052,933	21,788,130

	$26,696,621	$22,242,698

Accounting Pronouncements Recently Adopted

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASC 842” or “ASU 2016-02”). The amended guidance requires lessees to recognize lease liabilities and right-of-use assets on the balance sheet for all leases with terms longer than 12 months and provides enhanced disclosures on key information of leasing arrangements. In July 2018, further amendments were issued to clarify how to apply certain aspects of the amended lease guidance and to address certain implementation issues. The amended guidance was effective for the Company commencing on January 1, 2019. The adoption of the amended guidance materially affected our consolidated balance sheet and the primary impact was the recognition of minimum commitments at present value of our noncancelable operating leases as lease liabilities and corresponding right-of-use assets. In July 2018, the FASB issued ASU No. 2018-10, which provided narrow amendments to ASU 2016-02 to clarify how to apply the rate implicit in the lease, impairment of the net investment in the lease, lessee reassessment of lease classification, variable payments that depend on an index or rate and certain transition adjustments. In July 2018, the FASB also issued ASU No. 2018-11, which provides targeted improvements to ASU 2016-02 to provide entities the transition option to not apply the standard in the comparative periods presented in the year of adoption. The Company adopted the new standards effective January 1, 2019 using the modified retrospective transition method using the package of practical expedients and a discount rate of 8%, and elected to not apply the standard in the comparative periods presented in the year of adoption. Upon implementation, we recorded a right-of-use asset of $10,836,319, which included a reclassification from property and equipment of a fully paid lease entered into in 2018 in the amount of $7,321,251, and a corresponding lease obligation of $3,716,336.

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other than Inventory, or ASU 2016-16, which requires that an entity recognize the income tax consequences of an intra-entity transfer of assets other than inventory when the transfer occurs. The guidance must be applied using the modified retrospective basis. This update was effective for the Company as of January 1, 2019. The adoption of the provisions of ASU 2016-16 did not have a material impact on the current financial statements.

Recent Accounting Pronouncements Not Yet Adopted

In August 2018, the FASB issued ASU 2018-13, Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurements, which changes the fair value measurement disclosure requirements of ASC 820. The goal of the ASU is to improve the effectiveness of ASC 820’s disclosure requirements by providing users of the financial statements with better information about assets and liabilities measured at fair value in the financial statements and notes thereto. The guidance is applicable for fiscal years beginning after December 15, 2019 and interim periods within those years. The Company is currently evaluating the potential impact of the adoption of this standard on its related disclosures.

In November 2018, the FASB issued ASU No. 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606 (“ASU 2018-18”). The standard amends Accounting Standards Codification 808, Collaborative Agreements and Accounting Standards Codification 606, Revenue from Contracts with Customers, to clarify the interaction between collaborative arrangement participants that should be accounted for as revenue under ASC 606. In transactions when the collaborative arrangement participant is a customer in the context of a unit of account, revenue should be accounted for using the guidance in Topic 606. The amendments in ASU 2018-18 are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The Company is currently evaluating the new guidance included in ASU 2018-18, but does not expect it to have a material impact on its consolidated financial statements.

3.	Accrued Expenses

Accrued expenses for the periods presented are comprised of the following:

	March 31, 2019	December 31, 2018
Clinical Trial Costs	$4,705,140	$4,013,094
Consulting	1,297,704	821,009
Professional Fees	909,668	914,540
Compensation and Benefits	323,111	5,731,438
Research and Development	286,230	236,271
Rent	217,899	122,770
Interest	47,180	40,800
Other	209,397	111,775

	$7,996,329	$11,991,697

4.	Share-Based Compensation

2018 Incentive Award Plan and 2016 Equity Incentive Plan

The Company’s 2018 Incentive Award Plan and 2016 Equity Incentive Plan (the “Plans”), were adopted by the Company’s board of directors and shareholders. Under the Plans, the Company has granted share options to selected officers, employees and non-employee consultants. The Company’s board of directors administers the Plans. Options granted under the Plans have a maximum contractual term of ten years. Options granted generally vest 25% on the first anniversary date of grant and the balance ratably over the next 36 months. Options granted to directors generally vest on the first anniversary date of grant. Upon the adoption of the 2018 Incentive Award Plan, the Company ceased issuing awards under the 2016 Equity Incentive Plan.

A summary of the Company’s share option activity related to employees, non-employee members of the board of directors and non-employee consultants as of and for the three-month period ended March 31, 2019 is as follows:

	Number of Options	Weighted- Average Exercise Price	Aggregate Instrinsic Value
Outstanding at December 31, 2018	3,262,365	$7.64	$6,903,313
Granted	50,000	9.64
Exercised	—	—
Expired	—	—
Forfeited	—	—

Outstanding at March 31, 2019	3,312,365	$7.72	$32,004,958

Weighted average remaining contractual life of options outstanding as of December 31, 2018 (yrs)	9.24

Weighted average remaining contractual life of options outstanding as of March 31, 2019 (yrs)	9.64

Options exercisable at December 31, 2018	535,241	$5.79

Options exercisable at March 31, 2019	857,791	$5.68

Weighted average remaining contractual life of options exercisable as of December 31, 2018 (yrs)	7.88

Weighted average remaining contractual life of options exercisable as of March 31, 2019 (yrs)	8.02

The total fair value of options vested during the three-month periods ended March 31, 2019 and 2018 was $1,390,942 and $309,147, respectively.

During the three-month periods ended March 31, 2109 and 2018, the Company granted 50,000 and 533,358 share options. The grant date fair values of the share options granted were estimated using the Black-Scholes option valuation model with the following ranges of assumptions:

	2019	2018
Risk-free interest rate	2.51%	2.76% - 2.81%
Expected volatility	90%	90%
Expected dividend yield	0%	0%
Expected life (in years)	5.5 - 10.0	7.9 - 9.8

As of March 31, 2019, the total compensation expense relating to unvested options granted that had not yet been recognized was $16,550,086, which is expected to be realized over a period of 4.0 years. The Company will issue shares upon exercise of options from ordinary shares reserved.

The weighted average grant date fair value of options granted during the three-month periods ended March 31, 2019 and 2018 was $9.64 and $4.35, respectively.

Restricted Ordinary Shares

In 2015, in connection with certain service and consulting agreements, certain employees and a consultant were awarded an aggregate of 867,935 restricted ordinary shares of the Company. Such shares were subject to forfeiture over a three-year service period. The shares granted to the consultant and employees were valued at $7.72 and $7.76 per share, respectively, and were included in loss from operations over the requisite service period. As of March 31, 2019, all such shares are no longer subject to forfeiture as the three-year service period has been completed.

On June 7, 2018, 1,306,348 restricted ordinary shares, which represented 5% of the fully-diluted outstanding shares of the Company as of such date, were issued to certain members of senior management in accordance with their employment agreements. One-third of such shares vested immediately, with the balance vesting quarterly over the next eight quarters beginning three months after the effectiveness of the Company’s registration statement on Form S-1 filed with the Securities and Exchange Commission (“SEC”) on June 7, 2018 (the “Registration Statement”). The shares were valued at $15.00 per share and the related share-based compensation expense, which is recognized over the requisite service period, is included in general and administrative expenses in the condensed consolidated statements of operations. Additionally, under the terms of the employment agreements, the Company was required to pay the income taxes incurred by the grantees in connection with the grant of those restricted shares. Total compensation expense in connection with the issuance of those restricted ordinary shares, in the amount of $3,772,650, of which $1,632,930 was share-based, was recorded as general and administrative expense during the three-month period ended March 31, 2019.

A summary of the restricted ordinary shares is as follows:

	Ordinary Shares	$ Value
Non-vested at December 31, 2018	653,174	$9,797,610
Vested during three-month period ended March 31, 2019	(108,862)	(1,632,930)

Non-vested at March 31, 2019	544,312	$8,164,680

Ordinary Shares

On March 1, 2018, a funding milestone was met under the employment agreements for certain members of senior management. Accordingly, the employees were issued an aggregate of 550,162 fully vested ordinary shares, which represented 3% of the fully-diluted outstanding shares of the Company as of such date. The shares were recorded as share-based compensation in the amount of $3,096,104. Additionally, under the terms of the employment agreements, the Company was required to pay the income taxes incurred by the grantees in connection with the grant of those shares. Total compensation expense in connection with the issuance of those ordinary shares, in the amount of $6,456,215, of which $3,096,104 was share-based, was recorded as general and administrative expense during the three-month period ended March 31, 2018.

During the three-month periods ended March 31, 2019 and 2018 the Company recognized total share-based compensation expense in the accompanying condensed consolidated statements of operations and comprehensive loss as follows:

	Three-month periods ended March 31,
	2019	2018
Research and development	$834,314	$842,961
General and administrative	2,100,677	3,432,774

Total share based compensation	$2,934,991	$4,275,735

The Company does not expect to realize any tax benefits from its share option activity or the recognition of share-based compensation expense because the Company currently has net operating losses and has a full valuation allowance against its deferred tax assets. Accordingly, no amounts related to excess tax benefits have been reported in cash flows from operations or cash flows from financing activities for the three-month periods ended March 31, 2019 and 2018.

5.	Ordinary Shares

Private Placement

On February 27, 2019, the Company issued 5,797,102 ordinary shares in a private placement for gross proceeds of $80 million, excluding offering costs of approximately $2.4 million. Johnson & Johnson Innovation – JJDC, Inc., the investment arm of Johnson and Johnson, led the offering and purchased 2,898,550 of the ordinary shares issued on the same terms and conditions as the other investors in the offering.

In connection with the offering, the Company also entered into a registration rights agreement whereby, promptly following the date on which the Company becomes eligible to use a registration statement on Form S-3, but in no event later than July 31, 2019, the Company shall prepare and file a registration statement covering the resale of all of the Registrable Securities, as defined in the agreement. The Company shall use commercially reasonable efforts to have the registration statement declared effective as soon as practicable. If the registration statement is not declared effective prior to the 120th day after July 31, 2019 (or the 150th day if the SEC reviews such registration statement), then the Company will make pro rata payments in cash to each investor then holding Registrable Securities, as liquidated damages, in an amount equal to 1% of the aggregate amount invested by such investor for each thirty (30)-day period or pro rata for any portion thereof following the date by which such registration statement should have been effective.

License Agreement

As discussed in Note 8, on March 21, 2019, the Company issued 158,832 ordinary shares in connection with a license agreement. In accordance with the license agreement, the cost basis of the shares was based on the closing share price on January 31, 2019.

6.	Net Loss per Share

The Company computes net loss per share in accordance with ASC 260-10, Earnings per Share (see Note 2).

Basic and diluted net loss per ordinary share is computed as follows:

	Three-month periods ended March 31,
	2019	2018
Net loss—basic and diluted	$(17,981,918)	$(16,403,353)
Accretion of Preferred Shares financing costs	—	(94,445)
Accretion of warrant	—	(570,273)

Adjusted net loss—basic and diluted	$(17,981,918)	$(17,068,071)

Weighted-average ordinary shares outstanding:
Basic and Diluted	28,776,915	8,927,433
Adjusted net loss per ordinary share:
Basic and Diluted	$(0.62)	$(1.91)

The following securities are considered to be ordinary share equivalents, but were not included in the computation of diluted net loss per ordinary share because to do so would have been anti-dilutive:

	March 31, 2019	March 31, 2018
Preferred Shares	—	9,361,167
Restricted ordinary shares subject to forfeiture	544,312	37,270
Share options	3,312,365	1,614,346
Warrants	—	927,594

	3,856,677	11,940,377

7.	Income Taxes

The Company did not record a provision for income taxes for the three-month periods ended March 31, 2019 and 2018, as the Company has generated losses for all periods.

The Company periodically evaluates the realizability of its net deferred tax assets based on all available evidence, both positive and negative. The realization of net deferred tax assets is dependent on the Company’s ability to generate sufficient future taxable income during periods prior to the expiration of tax attributes to fully utilize these assets. The Company weighed both positive and negative evidence and determined that there is a continued need for a full valuation allowance on its deferred tax assets in the United States and United Kingdom as of March 31, 2019. Should the Company determine that it would be able to realize its remaining deferred tax assets in the foreseeable future, an adjustment to its remaining deferred tax assets would cause a material increase to income in the period such determination is made.

8.	Related Party Transactions

Collaboration and License Agreements

Janssen Pharmaceuticals, Inc.

On January 30, 2019, the Company entered into a Collaboration Agreement with Janssen for the research, development and commercialization of gene therapies for the treatment of inherited retinal diseases. Under the agreement, Janssen paid the Company a non-refundable upfront fee of $100.0 million. Janssen and the Company will collaborate to develop the Company’s current clinical programs in Retinitis Pigmentosa and two genetic forms of Achromatopsia and Janssen has the exclusive right to commercialize these three (3) product candidates (“Clinical IRD Product Candidates”) globally.

Pursuant to the Collaboration Agreement, the Company and Janssen also agreed on a research collaboration to develop a pipeline of preclinical inherited retinal disease gene therapy candidates (“Research IRD Product Candidates”). The parties will select and prioritize the Research IRD Product Candidates and Janssen has the right to opt-in for a fee for each of the specified targets (each an “Option Target”) to obtain certain development, manufacturing and commercialization rights for the Research IRD Product Candidates.

Unless terminated earlier under certain termination clauses, the Collaboration Agreement will continue in effect, on a product-by-product and country-by-country basis, until such time as the royalty terms expires in such country. The Company has determined enforceable rights exist in the Collaboration Agreement as the termination clauses are substantive termination penalties by way of the non-refundable upfront fee and the reversion of any licensed intellectual property granted to Janssen upon the termination of the agreement.

On February 27, 2019, in connection with a private placement, the Company issued 2,898,550 ordinary shares to Johnson & Johnson Innovation – JJDC, Inc. (“JJDC”), the investment arm of Johnson and Johnson and owner of Janssen, on the same terms and conditions as the other investors in the offering. After the offering, JJDC became a related party.

Clinical IRD Product Candidates

Under the Collaboration Agreement, the Company and Janssen will jointly develop Clinical IRD Product Candidates to permit Janssen to commercialize such Clinical IRD Product Candidates under an exclusive license from MeiraGTx. In general, MeiraGTx will have the primary responsibility to develop each Clinical IRD Product Candidate in accordance with the development plan for each Clinical IRD Product Candidate, including where applicable, conducting any necessary research in order to submit the applicable regulatory filings to regulatory authorities. The Company will manufacture these products in its cGMP manufacturing facility for clinical and commercial supply. Janssen will pay 100% of the clinical and commercialization costs of the products and the Company is eligible to receive untiered 20% royalties on net sales of products and additional development and commercialization milestones up to $340,000,000.

Research IRD Product Candidates

Under the Collaboration Agreement, the Company and Janssen may potentially collaborate to develop Research IRD Product Candidates, with Janssen paying for the majority of the research costs. Janssen has the right to exclusively license any product coming out of the collaboration at the time of an investigational new drug application (“IND”) for an additional fee for each Research IRD Product Candidate. Janssen will then pay 100% of the clinical and commercialization costs for these Research IRD Product Candidates and the Company will receive an untiered royalty on net sales in the high teens as well as development milestones for each Research IRD Product Candidate.

Revenue Recognition under the Collaboration Agreement—The Collaboration Agreement is accounted for under ASC 808, however, ASC 808 does not address recognition or measurement matters. Therefore, the Company will account for the recognition and measurement of consideration under ASC 606. In determining the appropriate amount of revenue to be recognized under ASC 606, the Company performed the following steps: (i) identified the promised goods or services in the contract; (ii) determined whether the promised goods or services are performance obligations including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) the Company satisfies each performance obligation. The Company evaluated the potential performance obligations in the contract, which included the exclusive license to Clinical IRD Product Candidates, the research, development and manufacturing services (“the services”), and the participation in various joint committees and determined that none of the performance obligations by themselves were distinct. Goods and services that are not distinct are bundled with other goods or services in the contract until a bundle of goods or services that is distinct is created. The services, when combined with the licenses, represent a bundle and should be accounted for as a single performance obligation due to the relevance of the services to the value of the early-stage license and the potential for the intellectual property to be significantly modified during the services period. The Company also evaluated whether or not the right to purchase exclusive option rights for specified Research IRD Product Candidates represents future performance obligations and concluded that these represent a separate buyer decision at market rates, rather than a material right performance obligation. As such, these options have been excluded from the initial allocation of transaction price and the Company will account for these options as separate contracts when and if the Janssen elects to exercise the options.

Under ASC 606, the Company recognized collaboration revenue using the cost-to-cost input method, which it believes best depicts the transfer of control to the customer. Under the cost-to-cost input method, the extent of progress towards completion is measured based on the ratio of actual costs incurred to the total estimated costs expected upon satisfying the combined performance obligation. Under this method, revenue will be recorded as a percentage of the estimated transaction price based on the extent of progress towards completion. Under ASC 606, the estimated transaction price will include variable consideration. The Company does not include variable consideration to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will occur when any uncertainty associated with the variable consideration is resolved. The estimate of the Company’s measure of progress and estimate of variable consideration to be included in the transaction price will be updated at each reporting date as a change in estimate. The amount related to the unsatisfied portion will be recognized as that portion is satisfied over time.

Under ASC 606 the Company accounts for (i) the licenses it conveyed with respect to the Clinical IRD Product Candidates and (ii) its obligations to perform services as a single performance obligation under the Collaboration Agreement with Janssen on a product candidate basis. Janssen’s right to purchase exclusive options to obtain certain development, manufacturing and commercialization rights are accounted for separately as they do not represent material rights, based on the criteria of ASC 606. Upon the exercise of any purchased option by Janssen, the contract promises associated with an Option Target would use a separate cost-to-cost model for purposes of revenue recognition under ASC 606.

During the three months ended March 31, 2019, the Company received a $100.0 million non-refundable upfront fee from Janssen and allocated this amount plus other variable consideration not subject to constraint to each identified performance obligation using a combination of methods allowable under ASC 606. The Company applies the practical expedient in Topic 606 and does not include disclosures regarding amounts for variable consideration allocated to wholly-unsatisfied performance obligations or wholly-unsatisfied distinct goods that form part of a single performance obligation, if any. This variable consideration includes expected reimbursement of research and development costs. During the three months ended March 31, 2019, the Company amortized $784,960 of the related party deferred revenue The Company also recognized $1,037,542, related to the reimbursement of research and development expenses which was recorded as an offset to research and development expenses. As of March 31, 2019, the Company expects to recognize the remaining $99,215,040 in deferred revenue associated with the non-refundable upfront fee over the estimated research and development period using the cost-to-cost input method over an estimated period of approximately 7.75 years.

Riboswitch Research Collaboration Agreement

On October 16, 2018, the Company entered into a Riboswitch research collaboration agreement with Janssen, to develop regulatable gene therapy treatment using the Company’s proprietary riboswitch technology. As part of the agreement, the Company will use its proprietary riboswitch technology to engineer regulatable gene therapy constructs encoding proprietary gene sequences from Janssen.

Upon execution of the agreement, Janssen paid the stage 1 fee in the amount of $658,667 and such payment was recorded as deferred research funding. The stage 1 fee is being amortized over the estimated research term of eight months. During the three months ended March 31, 2019, the Company amortized $238,473 of the deferred research funding, which was recorded as an offset to research and development expenses. Deferred research funding in the amount of $195,618 is included as other current liabilities on the condensed consolidated balance sheet at March 31, 2019.

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

Total research and development expenses under this agreement for the three-month periods ended March 31, 2019 and 2018 were approximately $88,000 and $189,000, respectively.

Future obligations, under the agreement equal £240,093, or approximately $313,000, through October 2020.

The amount due to UCL under the master services agreement at March 31, 2019 and December 31, 2018 is $465,724 and $389,101, respectively, and is included in accounts payable and accrued expenses on the condensed consolidated balance sheets.

License Agreement

Effective March 15, 2018, the Company entered into an exclusive worldwide license agreement with UCL Business, PLC (“UCL Business”), to develop up to eight programs using certain ocular gene therapy technology. Under the terms of the agreement, the Company had agreed to pay UCL Business certain sales milestone payments, if achieved, in the aggregate amount of £39.8 million, or approximately $51.9 million using the exchange rate at March 31, 2019, and royalties on net sales, as defined upon commercialization. Additionally, the Company is responsible for all patent prosecution and maintenance costs incurred and has also agreed to pay UCL Business an annual maintenance fee of £50,000, or approximately $65,000, until the first commercial sale of a product. The agreement terminated upon the later of (i) the last valid claim in a relevant product, (ii) the expiration of regulatory exclusivity to all licensed products, or (iii) the 10th anniversary of the first commercial sale of a product.

On January 29, 2019, the Company amended and restated the following agreements: (i) the License Agreement, dated February 4, 2015, as amended, between the Company and UCL Business; (ii) the License Agreement, dated July 28, 2017, as amended, between the Company and UCL Business; and (iii) the License Agreement, dated March 15, 2018, between the Company and UCL Business to establish new stand-alone license agreements for the following inherited retinal disease programs: (a) achromatopsia (“ACHM”) caused by mutations in CNGB3; (b) ACHM caused by mutations in CNGA3; (c) X-linked retinitis pigmentosa (“XLRP”); and (d) RPE65-mediated IRD.

The Company’s obligation to pay UCL Business a share of certain sublicensing revenues, as was provided under the February 4, 2015 agreement, has been removed from each of the stand-alone agreements. Each of the stand-alone agreements now reflects terms substantially similar to those of the March 15, 2018 agreement.

Additionally, under the new stand-alone agreement related to CNGB3 the Company paid UCL Business an upfront payment of £1,500,000, or approximately $1,976,000, and issued 158,832 of the Company’s ordinary shares, which were valued at £1,500,000, or approximately $1,966,000.

The Company incurred research and development expenses under the agreements in the amount of $4,111,876, inclusive of the amendment payments of approximately $3,942,000, and $79,739 during the three-month periods ended March 31, 2019 and 2018, respectively.

Leases

ARE Lease

Effective July 1, 2016, the Company entered into a non-cancellable operating lease for laboratory and related office facilities in New York with ARE. The lease provides for monthly base rent and property management fees, including rent escalations and rent holidays, plus operating expenses during the lease term, which expires on December 31, 2021. The Company records monthly rent expense on a straight-line basis from July 1, 2016 through December 31, 2021. As of December 31, 2018, the balance of deferred rent, representing the difference between cash rent paid and straight-line rent expense, was $201,264. As of March 31, 2019, and in accordance with ASC 842, the difference between cash rent paid and straight-line rent expense of $191,531 is reflected in the right-of-use asset.

Total rent expense under this operating lease was $121,888 and $121,890 for the three-month periods ended March 31, 2019 and 2018, respectively.

As of March 31, 2019, the aggregate future minimum rental payments under this lease are $1,532,335.

In connection with the signing of this lease, the Company entered into a standby letter of credit agreement for $122,866, which serves as a security deposit for the premises. The standby letter of credit expires on July 7, 2017 and is automatically renewed annually through July 7, 2021. This standby letter of credit is secured with restricted cash in a money market account.

The aggregate future minimum rental payments under this lease as of March 31, 2019 are as follow:

2019	$404,066
2020	554,432
2021	573,837

Total future rent payments	$1,532,335

Kadmon Lease

The Company is currently leasing office space on a month to month basis from Kadmon.

During the three-month periods ended March 31, 2019 and 2018, the Company incurred the following charges from Kadmon, which are included in loss from operations:

	2019	2018
Rent	$140,793	$136,353
Personnel	—	6,493

Total charges incurred	$140,793	$142,846

During the three-month periods ended March 31, 2019 and 2018, the Company made cash payments totaling $140,793 and $997,417, respectively, to Kadmon.

The were no amounts due to Kadmon at March 31, 2019 and December 31, 2018.

9.	Leases

We account for leases in accordance with ASC Topic 842, Leases, (“ASC 842”). We determine if an arrangement is a lease at contract inception. A lease exists when a contract conveys the right to control the use of identified property, plant, or equipment for a period of time in exchange for consideration. The definition of a lease embodies two conditions: (1) there is an identified asset in the contract that is land or a depreciable asset (i.e., property, plant, and equipment), and (2) we have the right to control the use of the identified asset. We account for the lease and non-lease components as a single-lease component.

From time to time we enter into direct financing lease arrangements that include a lessee obligation to purchase the leased asset at the end of the lease term, a bargain purchase option, or provides for minimum lease payments with a present value of 90% or more of the fair value of the leased asset at the date of lease inception.

Operating leases where we are the lessee are included in right-of-use (“ROU”) assets and lease obligations on our condensed consolidated balance sheets. The lease obligations are initially and subsequently measured at the present value of the unpaid lease payments at the lease commencement date and subsequent reporting periods.

Finance leases where we are the lessee are included in ROU assets and lease obligations on our condensed consolidated balance sheets. The lease obligations are initially measured in the same manner as for operating leases and are subsequently measured at amortized cost using the effective interest method.

Key estimates and judgments include how we determined (1) the discount rate we use to discount the unpaid lease payments to present value, (2) lease term and (3) lease payments.

ASC 842 requires a lessee to discount its unpaid lease payments using the interest rate implicit in the lease or, if that rate cannot be readily determined, its incremental borrowing rate. As most of our leases where we are the lessee do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. Our incremental borrowing rate for a lease is the rate of interest we would have to pay on a collateralized basis to borrow an amount equal to the lease payments under similar terms. We use the implicit rate when readily determinable.

The lease term for all of our leases includes the non-cancellable period of the lease plus any additional periods covered by either a lessee option to extend (or not to terminate) the lease that is reasonably certain to be exercised, or an option to extend (or not to terminate) the lease controlled by the lessor.

The ROU asset is initially measured at cost, which comprises the initial amount of the lease liability adjusted for lease payments made at or before the lease commencement date less any lease incentives received.

For operating leases, the ROU asset is subsequently measured throughout the lease term at the carrying amount of the lease liability, minus any accrued lease payments, less the unamortized balance of lease incentives received. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

For finance leases, the ROU asset is subsequently amortized using the straight-line method from the lease commencement date to the earlier of the end of its useful life or the end of the lease term unless the lease transfers ownership of the underlying asset to us, or we are reasonably certain to exercise an option to purchase the underlying asset. In those cases, the ROU asset is amortized over the useful life of the underlying asset. Amortization of the ROU asset is recognized and presented separately from interest expense on the lease liability.

We have elected not to recognize ROU assets and lease liabilities for all short-term leases that have a lease term of 12 months or less at lease commencement. We recognize the lease payments associated with our short-term leases as an expense on a straight-line basis over the lease term.

We adopted ASU 2016-02 using a modified retrospective transition approach as of the effective date as permitted by the amendments in ASU 2018-11, which provides an alternative modified retrospective transition method. As a result, we were not required to adjust our comparative period financial information for effects of the standard or make the new required lease disclosures for periods before the date of adoption (i.e. January 1, 2019). We have elected to adopt the package of transition practical expedients and, therefore, have not reassessed (1) whether existing or expired contracts contain a lease, (2) lease classification for existing or expired leases or (3) the accounting for initial direct costs that were previously capitalized. We did not elect the practical expedient to use hindsight for leases existing at the adoption date. Further, we do not expect the amendments in ASU 2018-01: Land Easement Practical Expedient to have an effect on us because we do not enter into land easement arrangements.

We have commitments under operating leases for laboratory and office space. We also have finance leases for manufacturing space and office equipment. Our leases have initial lease terms ranging from 3 years to 108 years. Certain lease agreements contain provisions for future rent increases. Payments due under the lease contracts include fixed payments.

As of March 31, 2019, we have short term lease commitments amounting to approximately $20,000 on a monthly basis for two leases for office space that are month-to-month leases.

The components of lease cost for the quarter ended March 31, 2019 are as follows:

Three Months Ended March 31, 2019
Finance lease cost
Amortization of right-of-use assets	$85,415
Interest on lease liabilities	553

85,968
Operating lease cost	6,625
Short-term lease cost	128,485

Total lease cost	$221,078

Amounts reported in the condensed consolidated balance sheets for leases where we are the lessee as of the quarter ended March 31, 2019 were as follows:

March 31, 2019
Operating leases
Right-of-Use Asset	$3,371,149
Lease Obligations	$3,562,686
Finance leases
Right-of-Use Asset	$7,262,218
Lease Obligations	$27,670
Weighted-average remaining lease term
Operating leases	6.4 years
Finance leases	107.8 year
Weighted-average discount rate
Operating leases	8.0%
Finance leases	6.9%

Other information related to leases as of the quarter ended March 31, 2019 are as follows:

Three Months Ended March 31, 2019
Cash paid for amounts included in the measurement of lease obligations
Operating cash flows from finance leases	$6,625
Operating cash flows from operating leases	221,278
Financing cash flows from finance leases	553
Right-of-use assets obtained in exchange for lease obligations
Operating leases	$3,371,149
Finance leases	—

Future minimum lease payments under non-cancellable leases as of March 31, 2019 are as follows:

	Operating Leases	Finance Leases
2019	$673,048	$21,536
2020	913,075	7,097
2021	932,480	—
2022	358,643	—
2023	358,643	—
Thereafter	1,225,365	—

Total undiscounted lease payments	$4,461,254	$28,633
Less: Imputed interest	(898,568)	(963)

Total lease obligations	$3,562,686	$27,670

10.	Commitments:

There were no new material commitments entered into during the three months ended March 31, 2019.

11.	Subsequent Events:

Management has evaluated subsequent events through the date of this filing. Based on its evaluation, there were no subsequent events to report.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of financial condition and operating results together with our financial statements and related notes appearing in this Quarterly Report on Form 10-Q and those included in our Form 10-K for the year ended December 31, 2018. Some of the information contained in this discussion and analysis or set forth elsewhere in the Quarterly Report, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many important factors, including those set forth in the “Risk Factors” section of this Quarterly Report on Form 10-Q, our actual results could differ materially from the results described in, or implied by, the forward-looking statements contained in the following discussion and analysis. For convenience of presentation some of the numbers have been rounded in the text below. Unless the context requires otherwise, references in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to the “Company,” “we,” “us” and “our” refer to (i) MeiraGTx Holdings plc and its subsidiaries.

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

We are an exempted company incorporated under the laws of the Cayman Islands in 2018, and prior to that, we commenced operations as MeiraGTx Limited, a private limited company incorporated under the laws of England and Wales in 2015. Our discussion of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. Since our formation, we have devoted substantially all of our resources to developing our technology platform, establishing our viral vector manufacturing facility and developing manufacturing processes, advancing the product candidates in our ophthalmology, salivary gland and neurodegenerative disease programs, building our intellectual property portfolio, organizing and staffing our company, business planning, raising capital, and providing general and administrative support for these operations. In 2016, we completed the acquisition of assets held by BRI-Alzan, Inc., a Delaware corporation, including a worldwide license agreement to develop certain preclinical technology for the treatment of ALS. In October 2018, we acquired Vector Neurosciences, Inc., a Delaware corporation. In connection with that acquisition, we acquired its rights to the clinical stage gene therapy product candidate adeno-associated virus encoding glutamic acid decarboxylase (“AAV-GAD”) gene therapy program which had completed a randomized, sham-controlled Phase 2 study for treatment of Parkinson’s disease. To date, we have financed our operations primarily with cash on hand and proceeds from the sales of our Series A ordinary shares, Convertible Preferred C Shares and ordinary shares. Through March 31, 2019, we received gross proceeds of approximately $283.7 million from sales of our ordinary shares, Series A ordinary shares and Convertible Preferred C Shares and $100.0 million from the collaboration, option and license agreement with Janssen Pharmaceuticals, Inc. (“Janssen”), one of the Janssen Pharmaceuticals Companies of Johnson & Johnson (the “Collaboration and License Agreement”). As of March 31, 2019, we had cash and cash equivalents of $227.3 million.

We are a clinical stage company and have not generated any product revenues to date. We have five clinical programs and a pipeline of preclinical programs. Since inception, we have incurred significant operating losses. Our net losses for the three months ended March 31, 2019 and 2018 were $18.0 million and $16.4 million, respectively. As of March 31, 2019, we had an accumulated deficit of $166.3 million. While we do not expect to generate revenue from sales of any products for several years, if at all, in March 2019, we received an upfront payment in the amount of $100.0 million from the Collaboration and License Agreement. Additionally, pursuant to the Collaboration and License Agreement, we also are eligible to receive research funding and potential milestone payments and royalties.

Our total operating expenses were $21.5 million and $18.1 million for the three months ended March 31, 2019 and 2018, respectively. While we expect our operating expenses to increase substantially in connection with our ongoing development activities related to our product candidates, we believe that these increases may be partially offset by the research funding in connection with the Collaboration and License Agreement. We anticipate that our expenses will increase due to costs associated with our clinical development program targeting in achromatopsia due to mutations in the CNGB3 or CNGA3 gene, inherited retinal dystrophy caused by mutations in RPE65, or RPE65-deficiency, and X-Linked retinitis pigmentosa, or XLRP. In addition, we expect to continue incurring increasing costs associated with our clinical activities for hAQP1 for the treatment of radiation-induced xerostomia and xerostomia associated with Sjogren’s syndrome. We are currently evaluating potential next steps for clinical development of AAV-GAD, which remains pending future discussions with regulatory agencies. We also expect to incur expenses related to research activities in additional therapeutic areas to expand our pipeline, hiring additional personnel in manufacturing, research, clinical trials, quality and other functional areas, and associated cash and share-based compensation expense, as well as the further development of internal manufacturing capabilities and capacity and other associated costs including the management of our intellectual property portfolio.

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

Based on our cash and cash equivalents at March 31, 2019, we estimate that such funds will be sufficient to enable us to fund our operating expenses and capital expenditure requirements into 2022. We have based these estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. See “—Liquidity and Capital Resources.” Because of the numerous risks and uncertainties associated with the development of our product candidates, any future product candidates, our platform and technology and because the extent to which we may enter into collaborations with third parties for development of any of our product candidates is unknown, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidates. Our future capital requirements will depend on many factors, including:

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

Highlights and Recent Developments

Clinical Development Highlights

AAV-RPE65 for RPE65-Deficiency: Announced positive data from the Phase 1/2 dose escalation trial of AAV-RPE65. A total of 15 patients were treated: nine adults in three dose escalation cohorts and six pediatric patients in an expansion cohort. The trial achieved the primary endpoint of safety and tolerability of AAV-RPE65. Additionally, AAV-RPE65 demonstrated statistically significant improvement across several secondary endpoints designed to assess clinical activity. We expect to meet with global regulatory authorities in the second half of 2019 to define the development pathway for regulatory approval.

AAV-CNGB3 for Achromatopsia: Enrollment in the study is now complete. A total of 23 patients were treated: 11 adults in dose escalation cohorts and 12 children in a pediatric expansion cohort.

AAV-RPGR for X-Linked Retinitis Pigmentosa (XLRP): We are currently enrolling patients in the randomized extension portion of the study and expect to treat up to 40 additional patients in this study.

AAV-GAD for Parkinson’s Disease: We anticipate meeting with the FDA in mid-2019 in order to define the clinical pathway to support regulatory approval of AAV-GAD in Parkinson’s disease.

AAV-hAQP1 for Grade 2/3 Radiation-Induced Xerostomia: Single center dose escalation Phase 1 study continues to enroll with seven patients now treated in the first three cohorts of this trial at the National Institutes of Health (NIH). We anticipate initiating an additional multi-center Phase 1/2 trial in 2019.

Corporate Highlights

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

On January 30, 2019, we entered into a strategic collaboration with Janssen to develop and commercialize gene therapies for the treatment of inherited retinal diseases (IRDs). This Collaboration and License Agreement provides for Janssen to pay us an $100.0 million upfront payment, which we received in March 2019, and provide us with research funding, and we are eligible to receive potential milestone payments and royalties. We will collaborate with Janssen to develop our current clinical programs in Retinitis Pigmentosa and two genetic forms of Achromatopsia and Janssen has the exclusive right to commercialize these products globally. We will manufacture these products for commercial supply. Janssen will pay 100% of the clinical and commercialization costs of the products and we are eligible to receive untiered 20 percent royalties on net sales of products and additional development and commercialization milestones of up to $340 million. In addition, we have entered a research collaboration with Janssen in the area of IRDs, with Janssen paying for the majority of the research costs. Janssen has the right to exclusively license any product coming out of the collaboration at the time of an IND. Janssen will then pay 100% of the clinical and commercialization costs for these products and we will receive an untiered royalty in the high teens on net sales as well as development milestones. In addition, we have entered into a manufacturing research collaboration with Janssen to further develop processes for manufacturing AAV viral vectors in which the costs of the research will be shared.

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

Components of Our Results of Operations

License Revenue

Our license revenue consisted of the amortization of the upfront payment we received in connection with the Collaboration and License Agreement.

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

The following table summarizes our research and development expenses:

	Three Months Ended
		March 31,
	2019	2018	Change
Ophthamology program	$1,012,488	$1,465,179	$(452,691)
Salivary gland program	723,319	211,215	512,104
Neurodegenerative diseases programs	785,443	604,518	180,925
Manufacturing	1,683,651	792,387	891,264
Other research and development costs	8,771,328	3,854,023	4,917,305

Total research and development expenses	$12,976,229	$6,927,322	$6,048,907

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

Critical accounting policies

The Company’s significant accounting policies are disclosed in the audited financial statements for the year ended December 31, 2018 included in the Company’s Form 10-K and Note 2 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. The Company has adopted the new accounting pronouncements which are disclosed further in Note 2 to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Recent Accounting Pronouncements

See Note 2 of the notes to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for a summary of recently issued and adopted accounting pronouncements.

Results of Operations

Comparison of Three Months Ended March 31, 2019 and 2018

The following table summarizes our results of operations for the three-month periods ended March 31, 2019 and 2018, respectively

	2019	2018	Change
License revenue-related party	$784,960	$—	$784,960

Operating expenses:
General and administrative	8,499,475	11,122,016	(2,622,541)
Research and development	12,976,229	6,927,322	6,048,907

Total operating expenses	21,475,704	18,049,338	3,426,366

Loss from operations	(20,690,744)	(18,049,338)	(2,641,406)
Other non-operating income (expense)
Foreign currency gain	2,718,400	978,624	1,739,776
Change in fair value of warrant liability	—	669,408	(669,408)
Interest income	—	25,308	(25,308)
Interest expense	(9,574)	(27,355)	17,781

Net loss	$(17,981,918)	$(16,403,353)	$(1,578,565)

License Revenue

License revenue in the amount of $0.8 million for the three months ended March 31, 2019 represents amortization of the $100.0 million upfront payment received in connection with the Collaboration and License Agreement.

General and Administrative Expenses

General and administrative expenses were $8.5 million for the three months ended March 31, 2019, compared to $11.1 million for the three months ended March 31, 2018. The decrease of $2.6 million was primarily due to decreases of $2.9 million in payroll and $1.3 million in share-based compensation, which was partially offset by increases of $0.9 million in legal, $0.3 million in insurance, $0.2 million in travel expenses, $0.1 million in investor relations and $0.1 million in other general and administrative expenses.

Research and Development Expenses

Research and development expenses for the three months ended March 31, 2019 were $13.0 million, compared to $7.0 million for the three months ended March 31, 2018. The increase of $6.0 million was primarily due to an increase in costs of $4.0 million related to the amendment of our license agreement with UCL, $1.4 million related to our manufacturing facility, $1.1 million in costs related to our clinical trials, $0.5 million in consultants and $0.3 million in legal fees, which was partially offset by a decrease of $1.3 million in research funding provided by our license and collaboration agreements with Janssen.

Change in Fair Value of Warrant Liability

The change in fair value of the warrant liability for the three months ended March 31, 2018 was due to the revaluation of warrants, which were issued to certain investors in September and November 2017. On March 31, 2018, the warrant liability was determined to be $2.0 million. As a result of the revaluation, there was a decrease of $0.7 million in the fair market value of the warrant liability at March 31, 2018, which resulted in a gain being recorded for the three months ended March 31, 2018. There was no change in fair value for the three months ended March 31, 2019 since the warrants were exercised in June 2018.

Foreign Currency Gain

Foreign currency gain was $2.7 million for the three months ended March 31, 2019 compared to a gain of $1.0 million for the three months ended March 31, 2018. The increase of $1.7 million was primarily due to a weakening of the U.S. dollar against the pound sterling during the three months ended March 31, 2019.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses. For the quarter ended March 31, 2019, we generated $82.2 million of positive cash flows from operations. However, prior to the quarter ended March 31, 2019, the Company did not generate positive cash flows from operations and there are no assurances that the Company will generate positive cash flows in the future. Additionally, there are no assurances that we will be successful in obtaining an adequate level of financing for the development and commercialization of our product candidates. We expect to incur significant expenses and operating losses for the foreseeable future as we advance the preclinical and clinical development of our product candidates. We expect that our research and development and general and administrative costs will increase in connection with conducting preclinical studies and clinical trials for our product candidates, building out internal capacity to have product manufactured to support preclinical studies and clinical trials, expanding our intellectual property portfolio, and providing general and administrative support for our operations. As a result, we will need additional capital to fund our operations, which we may obtain from additional equity or debt financings, collaborations, licensing arrangements, or other sources.

We are required to maintain a stand-by letter of credit as a security deposit under a certain lease with ARE, an entity that is under common control with an entity that is a minority shareholder of the Company and whose executive chairman and founder is on our board of directors. Our bank requires us to maintain restricted cash balances to serve as collateral for the letter of credit issued to the landlord by the bank. As of March 31, 2019, the restricted cash balances for the ARE lease was invested in a commercial money market account. The restricted cash balance for the ARE lease remains at $123,376 through the end of the lease term in December 2021, plus three months. We had $123,376 of restricted cash included in long-term assets as of March 31, 2019. We do not currently have any approved products and have never generated any revenue from product sales. We have historically financed our operations primarily through cash on hand and proceeds from the sale of our ordinary shares, Series A ordinary shares and convertible preferred C shares. In March 2019, we received $100.0 million in connection with the Collaboration and License Agreement, which provides us with research funding, and we are eligible to receive potential milestone payments and royalties.

Cash Flows

As of March 31, 2019, we had $227.3 million of cash and cash equivalents.

The following table summarizes our sources and uses of cash for the periods presented:

	For the three-month periods ended March 31,
	2019	2018
Net cash provided by (used in) operating activities	$82,165,990	$(17,395,969)
Net cash used in investing activities	(1,115,233)	(1,210,452)
Net cash provided by financing activities	77,566,423	42,401,814

Increase in cash	$158,617,180	$23,795,393

Operating Activities

During the three months ended March 31, 2019, our cash provided by operating activities of $82.2 million was primarily due to our receipt of a $100.0 million upfront payment received from the Collaboration and License Agreement, which was partially offset by a net loss of $18.0 million as we incurred expenses associated with research activities on our clinical programs and research activities for our other product candidates and incurred general and administrative expenses. The loss included non-cash charges of $2.7 million, which consisted of $2.9 million of share-based compensation, $2.0 million for shares issued in connection with license agreements, depreciation of $0.5 million, which was partially offset by a foreign currency gain of $2.7 million. Additionally, operating assets, consisting of prepaid expenses, security deposits and other current assets, increased by $2.8 million and operating liabilities, consisting of accounts payable, accrued expenses and other liabilities decreased by $4.1 million, which was partially offset by amortization of the deferred revenue of $1.1 million.

During the three months ended March 31, 2018, our cash used in operating activities of $17.4 million was primarily due to our net loss of $16.4 million as we incurred expenses associated with research activities on our clinical programs and research activities for our other product candidates and incurred general and administrative expenses. The loss included non-cash charges of $3.2 million, which consisted of $4.3 million of share-based compensation, depreciation of $0.5 million and issuance of Series C preferred shares in connection with a license agreement of $0.1 million, which was partially offset by a foreign currency gain of $1.0 million and a change in the fair value of the warrant liability of $0.7 million. Additionally, current liabilities, consisting of accounts payable, accrued expenses, deferred rent and due to Kadmon, increased by $4.2 million.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2019 and 2018 of $1.1 million and $1.2 million, respectively, consisted of purchases of property and equipment, primarily for our manufacturing facility.

Financing Activities

Net cash provided by financing activities was $77.6 million for the three months ended March 31, 2019, which consisted of net proceeds of $77.6 million from a private placement of our ordinary shares.

Net cash provided by financing activities was $42.4 million for the three months ended March 31, 2018, which represented net proceeds of $43.8 million from the issuance of our Series C preferred shares, which was partially offset by the payment of a note in the amount of $1.4 million.

Funding Requirements

Our operating expenses have increased substantially in 2019 and 2018 and are expected to increase substantially in the future in connection with our ongoing activities, particularly as we advance our clinical activities including scale-up of manufacturing processes and additional clinical trials. In addition, we expect to incur additional costs associated with operating as a public company.

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

Based on our current cash and cash equivalents on hand and the research funding we expect to receive under the Collaboration and License Agreement, we estimate that we will be able to fund our operating expenses and capital expenditure requirements into 2022 We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect.

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

Contractual Obligations and Commitments

There were no material changes in our commitments during the three months ended March 31, 2019 under contractual obligations as disclosed in our Form 10-K outside the ordinary course of business.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements under applicable SEC rules and do not have any holdings in variable interest entities.

Emerging Growth Company Status

The Jumpstart Our Business Startups Act of 2012, (the “JOBS Act”), permits an “emerging growth company,” which we are, to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies until those standards would otherwise apply to private companies. We have elected to take advantage of this extended transition period.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business. These risks primarily include foreign currency exchange rate sensitivities. However, relative to foreign currency exposures as of March 31, 2019, a 10% unfavorable movement in foreign currency exchange rates would not expose us to a significant increase in net loss. We had cash and cash equivalents of $227.3 million as of March 31, 2019, which consist of non-interest-bearing bank deposits. Other than accounts payable, accrued expenses and capitalized lease obligations incurred in the ordinary course of business, we had no other debt outstanding as of March 31, 2019.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2019.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are a clinical stage company with limited operating history. We were formed and began operations in 2015. We have never been profitable and do not expect to be profitable in the foreseeable future. We have incurred net losses since inception, including net losses of approximately $18.0 million and $16.4 million for the three months ended March 31, 2019 and March 31, 2018, respectively. As of March 31, 2019, we had an accumulated deficit of approximately $166.3 million. Since our inception, we have devoted substantially all of our resources to developing our technology platform, establishing our viral vector manufacturing facility and developing manufacturing processes, advancing the product candidates in our ophthalmology, salivary gland and neurodegenerative disease programs, building our intellectual property portfolio, organizing and staffing our company, business planning, raising capital, and providing general and administrative support for these operations. We have not yet demonstrated an ability to successfully complete large-scale, pivotal clinical trials, obtain marketing approval, manufacture product at a commercial scale, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Typically, it takes about six to ten years to develop a new drug from the time it enters Phase 1 clinical trials to when it is approved for treating patients, but in many cases it may take longer. Consequently, predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing genetic medicine products.

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

Before we generate any revenue from product sales, each of our programs and product candidates will require additional preclinical and/or clinical development, potential regulatory approval in multiple jurisdictions, manufacturing, building of a commercial organization, substantial investment and significant marketing efforts. Our expenses could increase beyond expectations if we are required by the U.S. Food and Drug Administration (the “FDA”), European Medicines Agency (the “EMA”), or other regulatory authorities to perform preclinical studies and clinical trials in addition to those that we currently anticipate. These risks are further described under “—Risks Related to Discovery, Development, Clinical Testing, Manufacturing and Regulatory Approval” and “—Risks Related to Commercialization.” As a result, we expect to continue to incur net losses and negative cash flows for the foreseeable future. These net losses and negative cash flows have had, and will continue to have, an adverse effect on our shareholders’ equity and working capital.

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

Our operations have consumed significant amounts of cash since inception. As of March 31, 2019, our cash and cash equivalents were $227.3 million. Based on our cash and cash equivalents at March 31, 2019 and the research funding we expect to receive under the Collaboration and License Agreement, we estimate that such funds will be sufficient to enable us to fund our operating expenses and capital expenditure requirements into 2022. This estimate is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances could cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more than currently expected because of circumstances beyond our control. Because the length of time and activities associated with successful development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:

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

•

the initiation of Phase 1/2 clinical trials for our CNGA3 gene therapy product candidate, AAV-CNGA3, for our product candidate for the treatment of xerostomia associated with Sjogren’s syndrome, AAV-AQP1;

•

future discussions with regulatory agencies and potential subsequent initiation of future clinical trials for our product candidate for the treatment of Parkinson’s disease, AAV-GAD, and for our product candidate for the treatment of ALS, AAV-UPF1;

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

Our projections of the number of people who have the diseases we are seeking to treat, as well as the subset of people with these diseases who have the potential to benefit from treatment with our product candidates, are estimates based on our knowledge and understanding of these diseases. The total addressable market opportunity for our product candidates will ultimately depend upon a number of factors including the diagnosis and treatment criteria included in the final label, if approved for sale in specified indications, acceptance by the medical community, patient access and product pricing and reimbursement. Incidence and prevalence estimates are frequently based on information and assumptions that are not exact and may not be appropriate, and the methodology is forward-looking and speculative. The process we have used in developing an estimated incidence and prevalence range for the indications we are targeting has involved collating limited data from multiple sources. Accordingly, the incidence and prevalence estimates included, or supporting the information, in this Quarterly Report should be viewed with caution. Further, the data and statistical information included, or supporting the information, in this Quarterly Report, including estimates derived from them, may differ from information and estimates made by our competitors or from current or future studies conducted by independent sources.

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

We have obtained orphan drug designation from the FDA and EMA for AAV-CNGB3 for the treatment of achromatopsia caused by mutations in the CNGB3 gene, for AAV-CNGA3 for the treatment of achromatopsia due to autosomal-recessive CNGA3 gene mutations, for AAV-RPE65 for the treatment of Leber congenital amaurosis, for AAV-RPGR for the treatment of retinitis pigmentosa and for AAV-AIPL1 for the treatment of inherited retina dystrophy due to defects in AIPL1 gene, and we obtained orphan drug designation from the FDA for AAV-AQP1 for the treatment of grade 2 and grade 3 late xerostomia from parotid gland hypofunction caused by radiotherapy. We plan to seek orphan drug designation for other current and future product candidates. Even with orphan drug designation, we may not be the first to obtain marketing approval for any particular orphan indication due to the uncertainties associated with developing pharmaceutical products, which could prevent us from marketing our product candidates if another company is able to obtain orphan drug exclusivity before we do. In addition, exclusive marketing rights in the United States may be unavailable if we seek approval for an indication broader than the orphan-designated indication or may be lost in the United States if the FDA later determines that the request for designation was materially defective or if we are unable to assure sufficient quantities of the drug to meet the needs of patients with the rare disease or condition following approval. Further, even if we obtain orphan drug exclusivity, that exclusivity may not effectively protect our product candidates from competition because different drugs with different active moieties can be approved for the same condition. In addition, the FDA and the EMA can subsequently approve products with the same active moiety for the same condition if the FDA or the EMA concludes that the later drug is safer, more effective, or makes a major contribution to patient care. Orphan drug designation neither shortens the development time or regulatory review time of a drug nor gives the drug any advantage in the regulatory review or approval process. In addition, while we intend to seek orphan drug designation for other existing and future product candidates, we may never receive such designations. There have been legal challenges to aspects of the FDA’s regulations and policies concerning the exclusivity provisions of the Orphan Drug Act, and future challenges could lead to changes that affect the protections afforded our product candidates in ways that are difficult to predict. In 2014, a U.S. district court invalidated the FDA’s denial of orphan exclusivity to an orphan designated drug, which the FDA had based on its determination that the drug was not proven to be clinically superior to a previously approved “same drug.” In response to the decision, the FDA released a policy statement stating that the court’s decision is limited to the facts of that particular case and that the FDA will continue to deny orphan drug exclusivity to a designated drug upon approval if the drug is the “same” as a previously approved drug, unless the drug is demonstrated to be clinically superior to that previously approved drug. Since then, similar legal challenges have been initiated against the FDA for its denial of orphan drug exclusivity to other designated drugs, and in 2017, Congress amended the Orphan Drug Act to require a demonstration of clinical superiority upon approval as a condition of receiving orphan drug exclusivity when another “same drug” has already been approved for the same indication. In the future, there is the potential for additional legal challenges to the FDA’s orphan drug regulations and policies, and it is uncertain how ongoing and future challenges might affect our business.

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

These factors could cause the delay of clinical trials, regulatory submissions, required approvals or commercialization of our product candidates, cause us to incur higher costs and prevent us from commercializing our products successfully. Furthermore, if our suppliers fail to meet contractual requirements, and we are unable to secure one or more replacement suppliers capable of production at a substantially equivalent cost, our clinical trials may be delayed, or we could lose potential revenue.

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

Even if we and / or our Collaboration and License Agreement partner obtain FDA or EMA approval for AAV-GAD, AAV-CNGB3, AAV-CNGA3, AAV-RPGR, AAV-RPE65 or AAV-AQP1 in the United States or European Union, we may never obtain approval for or commercialize it in any other jurisdiction, which would limit our ability to realize their full market potential.

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

We may not have the resources in the foreseeable future to allocate to the sales and marketing of our product candidates in certain international markets. Therefore, our future sales in these markets will largely depend on our ability to enter into and maintain collaborative relationships for such capabilities, the collaborator’s strategic interest in the product and such collaborator’s ability to successfully market and sell the product. We may pursue collaborative arrangements regarding the sale and marketing of AAV-GAD, AAV-RPE65, AAV-AQP1 or other future gene therapy programs, if approved, for the United States and/or certain markets overseas; however, we cannot assure that we will be able to establish or maintain such collaborative arrangements, or if able to do so, that they will have effective sales forces.

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

We currently in-license certain intellectual property from UCL Business, Plc, or UCLB, and Brandeis University, or Brandeis, and the National Institute of Dental and Craniofacial Research, or NIDCR, a division of the NIH. We are a party to agreements with UCLB for certain technology and AAV vector-related patents and with Brandeis for certain preclinical technology for the treatment of ALS. Further, we are party to an agreement with NIDCR for technology relating to the treatment of Sjogren’s syndrome. We may enter into additional agreements, including license agreements, with other parties in the future that impose diligence, development and commercialization timelines, milestone payments, royalties, insurance and other obligations on us. For example, in exchange for the rights granted to us by UCLB, we are obligated to pay an annual management fee, milestone payments for certain commercial sales thresholds, and royalties. If we fail to comply with our obligations to UCLB, Brandeis, NIDCR, or any of our other collaborators, our counterparties may have the right to terminate these agreements, in which event we might not be able to develop, manufacture or market any product candidate that is covered by these agreements, which could adversely affect the value of the product candidate being developed under any such agreement. Termination of these agreements or reduction or elimination of our rights under these agreements may result in our having to negotiate new or reinstated agreements with less favorable terms, or cause us to lose our rights under these agreements, including our rights to important intellectual property or technology.

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

As of March 31, 2019, we had 74 full-time employees. We will need to significantly expand our organization, and we may have difficulty identifying, hiring and integrating new personnel. Future growth would impose significant additional responsibilities on our management, including the need to identify, recruit, maintain, motivate and integrate additional employees, consultants and contractors. Also, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If our management is unable to effectively manage our expected growth, our expenses may increase more than expected, our potential ability to generate revenue could be reduced and we may not be able to implement our business strategy. Many of the biotechnology companies that we compete against for qualified personnel and consultants have greater financial and other resources, different risk profiles and a longer history in the industry than we do. If we are unable to continue to attract and retain high-quality personnel and consultants, the rate and success at which we can discover and develop product candidates and operate our business will be limited.

Our future success depends on our ability to retain our key personnel and to attract, retain and motivate qualified personnel.

Our industry has experienced a high rate of turnover of management personnel in recent years. We are highly dependent on the development, regulatory, commercialization and business development expertise of Alexandria Forbes, Ph.D., our President and Chief Executive Officer, Rich Giroux, our Chief Operating Officer and Chief Financial Officer and Stuart Naylor, Ph.D., our Chief Development Officer, as well as the other principal members of our management, scientific and clinical teams. Although we have formal employment agreements with our executive officers, these agreements do not prevent them from terminating their employment with us at any time and, for certain of our executive officers, entitle them to receive severance payments in connection with their voluntary resignation of employment.

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

Our share price is likely to be volatile. The stock market in general and the market for smaller biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, you may not be able to sell your ordinary shares at or above your purchase price. The market price for our ordinary shares may be influenced by many factors, including:

•	the success of competitive products or technologies;

•	actual or expected changes in our growth rate relative to our competitors;

•	results of clinical trials of our product candidates or those of our competitors;

•	developments related to our existing or any future collaborations;

•	regulatory or legal developments in the United States and other countries;

•	development of new product candidates that may address our markets and make our product candidates less attractive;

•	changes in physician, hospital or healthcare provider practices that may make our product candidates less useful;

•	announcements by us, our partners or our competitors of significant acquisitions, strategic partnerships, joint ventures, collaborations or capital commitments;

•	developments or disputes concerning patent applications, issued patents or other proprietary rights;

•	the recruitment or departure of key personnel;

•	the level of expenses related to any of our product candidates or clinical development programs;

•	failure to meet or exceed financial estimates and projections of the investment community or that we provide to the public;

•	the results of our efforts to discover, develop, acquire or in-license additional product candidates or products;

•	actual or expected changes in estimates as to financial results, development timelines or recommendations by securities analysts;

•	variations in our financial results or those of companies that are perceived to be similar to us;

•	changes in the structure of healthcare payment systems;

•	market conditions in the pharmaceutical and biotechnology sectors;

•	general economic, industry and market conditions;

•	changes in accounting principles; and

•	the other factors described in this “Item 1A. Risk Factors” section and elsewhere in this Quarterly Report.

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

As of March 31, 2019, our executive officers, directors and shareholders who owned more than 5% of our outstanding ordinary shares and their respective affiliates, in the aggregate, hold ordinary shares representing approximately 65.0% of our outstanding ordinary shares.

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

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”), and may remain an emerging growth company until the last day of the fiscal year following the fifth anniversary of our IPO. However, if certain events occur prior to the end of such five-year period, including if we become a “large accelerated filer,” our annual gross revenues exceed $1.07 billion or we issue more than $1.0 billion of non-convertible debt in any three-year period, we will cease to be an emerging growth company prior to the end of such five-year period. For so long as we remain an emerging growth company, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include:

•

being permitted to provide only two years of audited financial statements, in addition to any required unaudited interim financial statements, with correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure in this Quarterly Report;

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

Under Cayman Islands law, we may only make distributions by way of dividend out of profits, or out of our share premium account (provided that immediately following the date that the dividend is proposed to be paid we are able to pay our debts as they fall due in the ordinary course of business). We have never declared or paid any cash dividends on our ordinary shares. We currently anticipate that we will retain future earnings for the development, operation and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future. As a result, capital appreciation, if any, of our ordinary shares would be your sole source of gain on an investment in our ordinary shares for the foreseeable future. See the “Dividend Policy” section of this Quarterly Report for additional information.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On June 12, 2018, we completed our IPO and issued and sold 5,000,000 ordinary shares at a price to the public of $15.00 per share receiving $65.3 million in proceeds after deducting underwriting discounts and commissions and offering expenses payable by us. There has been no material change in the expected use of the net proceeds from our IPO as described in our Prospectus. As of March 31, 2019, we had used $53.0 million of such net proceeds and had total unrestricted cash and cash equivalents of $12.3 million of such net proceeds.

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

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None

Item 6. Exhibits.

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith

3.1	Restated Articles of Association of the Registrant.	S-1/A	333-224914	3.3	6/4/2018

10.1†	Employment Agreement, dated March 25, 2019, between Meira GTx, LLC and Bruce Gottlieb					*

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					*	*

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					*	*

101.INS	XBRL Instance Document					*

101.SCH	XBRL Taxonomy Extension Schema Document					*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					*

*	Filed herewith.
**	Furnished herewith.
†	Denotes a management contract or compensation plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Company Name

Date: May 14, 2019	By:	/s/ Alexandria Forbes
Alexandria Forbes
Chief Executive Officer (principal executive officer)

Date: May 14, 2019	By:	/s/ Richard Giroux
Richard Giroux
Chief Financial Officer and Chief Operating Officer (principal financial officer and principal accounting officer)