Form 10-Q
period 2019-06-30
MeiraGTx Holdings plc
filed 2019-08-07
CIK 1735438

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Registrant’s telephone number, including area code: (646) 860-7985

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

As of July 31, 2019, the registrant had 33,369,314 ordinary shares, $0.00003881 par value per share, outstanding.

Forward-Looking Statements

This Quarterly Report on Form 10-Q (the “Form 10-Q”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements contained in this Form 10-Q that do not relate to matters of historical fact should be considered forward-looking statements, including, without limitation, statements regarding expectations regarding meetings with global regulatory authorities and the FDA, product pipeline, anticipated product benefits, goals and strategic priorities, product candidate development and status and expectations relating to clinical trials, growth expectations or targets and pre-clinical and clinical data expectations in respect of collaborations, as well as statements that include the words “expect,” “intend,” “plan,” “believe,” “project,” “forecast,” “estimate,” “may,” “should,” “anticipate” and similar statements of a future or forward-looking nature. These forward-looking statements are based on management’s current expectations. These statements are neither promises nor guarantees, but involve known and unknown risks, uncertainties and other important factors that may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including, but not limited to, the important factors discussed under Item 1A. “Risk Factors” in this Form 10-Q. These and other important factors could cause actual results to differ materially from those indicated by the forward-looking statements made in this Form 10-Q. Any such forward-looking statements represent management’s estimates as of the date of this Form 10-Q. While we may elect to update such forward-looking statements at some point in the future, unless required by law, we disclaim any obligation to do so, even if subsequent events cause our views to change. Thus, one should not assume that our silence over time means that actual events are bearing out as expressed or implied in such forward-looking statements. These forward-looking statements should not be relied upon as representing our views as of any date subsequent to the date of this Form 10-Q.

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

Unless the context otherwise requires, references in this Form 10-Q to “Meira,” “we,” “us”, “our” and “the Company” refer to (i) MeiraGTx Limited and its subsidiaries prior to the Reorganization Transactions and (ii) MeiraGTx Holdings plc and its subsidiaries upon completion of the Reorganization Transactions, as applicable.

i

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2019	December 31, 2018
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$204,273,017	$68,080,175
Prepaid expenses	3,265,612	1,937,785
Other current assets	5,336,569	4,634,105

Total Current Assets	212,875,198	74,652,065
Right-of-use assets	23,820,541	—
Property and equipment, net	15,907,334	22,014,237
Security deposits	349,592	105,085
Restricted cash	123,376	123,376

TOTAL ASSETS	$253,076,041	$96,894,763

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,233,478	$3,042,861
Accrued expenses	9,576,307	11,991,697
Lease obligations, current	1,660,319	27,199
Deferred revenue—related party, current	26,320,060	—
Other current liabilities	—	437,053

Total Current Liabilities	40,790,164	15,498,810
Deferred revenue—related party	67,197,377	—
Lease obligations	15,392,543	7,097
Deferred rent	—	201,264
Asset retirement obligations	132,846	128,119

TOTAL LIABILITIES	123,512,930	15,835,290

COMMITMENTS
SHAREHOLDERS’ EQUITY:
Ordinary Shares, $0.00003881 nominal value, 1,288,327,750 authorized 33,342,791 issued and outstanding at June 30, 2019 27,386,632 issued and outstanding at December 31, 2018	1,295	1,064
Capital in excess of nominal value	315,915,997	229,054,460
Accumulated other comprehensive income	739,865	293,666
Accumulated deficit	(187,094,046)	(148,289,717)

Total Shareholders’ Equity	129,563,111	81,059,473

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$253,076,041	$96,894,763

See Notes to Condensed Consolidated Financial Statements

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

	For the Three-Month Period Ended June 30,		For the Six-Month Period Ended June 30,
	2019	2018	2019	2018
License revenue—related party	$1,981,676	$—	$2,766,636	$—

Operating expenses:
General and administrative	$13,437,171	$17,378,052	$21,936,646	$28,500,068
Research and development	9,771,754	7,790,694	22,747,983	14,718,016

Total operating expenses	23,208,925	25,168,746	44,684,629	43,218,084

Loss from operations	(21,227,249)	(25,168,746)	(41,917,993)	(43,218,084)
Other non-operating income (expense):
Foreign currency gain (loss)	283,175	(2,726,624)	3,001,575	(1,748,000)
Change in fair value of warrant liability	—	(2,184,183)	—	(1,514,775)
Other income	—	83,075	—	83,075
Interest income	39,726	25,354	39,726	50,662
Interest expense	(9,454)	(9,708)	(19,028)	(37,063)

Loss before income taxes	(20,913,802)	(29,980,832)	(38,895,720)	(46,384,185)
Benefit for income taxes	91,390	—	91,390	—

Net loss	(20,822,412)	(29,980,832)	(38,804,330)	(46,384,185)
Other comprehensive income:
Foreign currency translation, net of tax of $91,390 and $0 for the three and six-month periods ended June 30, 2019 and 2018, respectively	1,579,882	1,979,007	446,199	1,221,242

Total comprehensive loss	$(19,242,530)	$(28,001,825)	$(38,358,131)	$(45,162,943)

Net loss	$(20,822,412)	$(29,980,832)	$(38,804,330)	$(46,384,185)
Accretion on convertible preferred C shares and warrants	—	(1,141,794)	—	(1,806,512)

Adjusted net loss	$(20,822,412)	$(31,122,626)	$(38,804,330)	$(48,190,697)

Basic and diluted adjusted net loss per ordinary share	$(0.63)	$(2.29)	$(1.26)	$(4.27)

Weighted-average number of ordinary shares outstanding	32,827,029	13,611,452	30,814,639	11,280,804

See Notes to Condensed Consolidated Financial Statements

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

AS OF JUNE 30, 2019

(unaudited)

	Ordinary Shares	Amount	Capital in Excess of Nominal Value	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Shareholders’ Equity
Balance at December 31, 2018	27,386,632	$1,064	$229,054,460	$293,666	$(148,289,717)	$81,059,473
Issuance of ordinary shares in connection with a license agreement	158,832	6	1,966,334			1,966,340
Sale of ordinary shares in connection with private placement, net of issuance costs of $2,426,953	5,797,102	225	77,572,822			77,573,047
Share-based compensation			2,934,991			2,934,991
Foreign currency translation				(1,133,683)		(1,133,683)
Net loss for the three-month period ended March 31, 2019					(17,981,918)	(17,981,918)

Balance at March 31, 2019	33,342,566	$1,295	$311,528,607	$(840,017)	$(166,271,635)	$144,418,250
Exercise of share options	225	—	1,267	—	—	1,267
Share-based compensation	—	—	4,386,123	—	—	4,386,123
Foreign currency translation, net of income taxes	—	—	—	1,579,882	—	1,579,882
Net loss for the three-month period ended June 30, 2019	—	—	—	—	(20,822,412)	(20,822,412)

Balance at June 30, 2019	33,342,791	$1,295	$315,915,997	$739,865	$(187,094,047)	$129,563,110

See Notes to Condensed Consolidated Financial Statements

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED C SHARES AND

SHAREHOLDERS’ EQUITY (DEFICIT)

AS OF JUNE 30, 2018

(unaudited)

	Convertible Preferred C Shares		Shareholders’ Deficit
	Convertible Preferred C Shares	Amount	A Ordinary Shares	Amount	Capital in Excess of Nominal Value	Accumulated Other Comprehensive (Loss)	Accumulated Deficit	Shareholders’ Deficit
Balance at December 31, 2017	5,005,935	$51,338,631	8,826,190	$342	$20,080,713	$(2,022,477)	$(65,423,843)	$(47,365,265)
Issuance of convertible preferred C shares in connection with payables	129,419	1,356,129	—	—	—	—	—	—
Issuance of convertible preferred C shares in connection with a license agreement	13,360	140,000	—	—	—	—	—	—
Sale of convertible preferred C shares, net of issuance costs	4,212,453	43,851,602	—	—	—	—	—	—
Accretion of issuance costs on convertible preferred C shares	—	94,445	—	—	(94,445)	—	—	(94,445)
Accretion of warrants issued in connection with convertible preferred C shares	—	570,273	—	—	(570,273)	—	—	(570,273)
Share-based compensation	—	—	550,162	22	4,275,713	—	—	4,275,735
Foreign currency translation	—	—	—	—	—	(757,765)	—	(757,765)
Net loss for the three-month period ended March 31, 2018	—	—	—	—	—	—	(16,403,353)	(16,403,353)

Balance at March 31, 2018	9,361,167	$97,351,080	9,376,352	$364	$23,691,708	$(2,780,242)	$(81,827,196)	$(60,915,366)
Sale of convertible preferred C shares, net of issuance costs	1,212,671	12,307,517	—	—				—
Accretion of issuance costs on convertible preferred C shares	—	666,567	—	—	(666,567)	—	—	(666,567)
Accretion of warrants issued in connection with convertible preferred C shares	—	475,227	—	—	(475,227)	—	—	(475,227)
Exercise of warrants	927,594	9,720,000	—	—	4,194,408	—	—	4,194,408
Conversion of convertible preferred C shares into A ordinary shares	(11,501,432)	(120,520,391)	11,501,432	446	120,519,945	—	—	120,520,391
Sale of A ordinary shares in initial public offering, net of issuance costs of $9,541,530	—	—	5,000,000	194	65,458,276	—	—	65,458,470
Share-based compensation	—	—	1,306,348	51	8,357,770	—	—	8,357,821
Foreign currency translation	—	—	—	—	—	1,979,007	—	1,979,007
Net loss for the three-month period ended June 30, 2018	—	—	—	—	—	—	(29,980,832)	(29,980,832)

Balance at June 30, 2018	—	$—	27,184,132	$1,055	$221,080,313	$(801,235)	(111,808,028)	$108,472,105

See Notes to Condensed Consolidated Financial Statements

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Six-Month Period Ended June 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(38,804,330)	$(46,384,185)
Adjustments to reconcile net loss to net cash used in operating activities:
Ordinary shares issued in connection with license agreements	1,966,340	137,973
Share-based compensation expense	7,321,114	12,633,556
Foreign currency (gain) loss	(3,001,575)	1,748,000
Depreciation	1,036,283	1,015,0 79
Amortization of interest on asset retirement obligation	5,277	7,322
Change in fair value of warrant liability	—	1,514,775
(Increase) decrease in operating assets:
Prepaid expenses	(1,331,780)	317,130
Other current assets	(591,153)	650,528
Security deposits	(245,835)	—
Increase (decrease) in operating liabilities:
Accounts payable	266,910	(2,413,642)
Accrued expenses	(2,355,789)	(4,748,762)
Due to Kadmon	—	(861,030)
Other liabilities	—	—
Deferred revenue	96,267,249	—
Lease obligations	(19,454)	—
Deferred rent	—	(42,095)

Net cash provided by (used in) operating activities	60,421,867	(36,425,351)

Cash flows from investing activities:
Purchase of property and equipment	(2,206,996)	(1,318,016)

Net cash used in investing activities	(2,206,996)	(1,318,016)

Cash flows from financing activities:
Payments on lease obligations - financing leases	(13,365)	(15,701)
Exercise of warrants	—	9,720,000
Exercise of share options	1,267	—
Proceeds from the sale of ordinary shares	80,000,000	69,750,000
Issuance costs in connection with ordinary shares	(2,426,953)	(2,781,553)
Proceeds from the sale of convertible preferred C shares, net of issuance costs	—	56,239,119
Payment of note payable	—	(1,442,009)

Net cash provided by financing activities	77,560,949	131,469,856

Net increase in cash, cash equivalents and restricted cash	135,775,820	93,726,489
Effect of exchange rate changes on cash	417,022	(214,576)
Cash, cash equivalents and restricted cash at beginning of period	68,203,551	8,672,014

Cash, cash equivalents and restricted cash at end of period	$204,396,393	$102,183,927

Supplemental disclosure of non-cash transactions:
Fixed asset acquisition included in accounts payable and accrued expenses at end of period	$71,473	$298,551

Lease obligations for right-of-use asset	$24,462,830	$—

Issuance of convertible preferred C shares in connection with payables	$—	$1,356,129

Conversion of convertible preferred C shares into ordinary shares	$—	$120,520,391

Reclassification of warrant liability upon exercise of warrants	$—	$4,194,408

Issuance costs in connection with sale of ordinary shares in accounts payable and accrued expenses at end of period	$—	$1,509,977

Issuance costs in connection with sale of convertible preferred C shares included in accrued expenses at end of period	$—	$80,000

Supplemental disclosure of cash flow information:
Cash paid for interest	$991	$31,531

See Notes to Condensed Consolidated Financial Statements

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Basis of Presentation:

The Company

MeiraGTx Holdings plc and subsidiaries (the “Company” or “Meira Holdings”), a limited company under the laws of the Cayman Islands, is a clinical-stage biotech company developing novel gene therapy treatments for a wide range of inherited and acquired disorders for which there are no effective treatments available. The Company is focused on developing therapies for ocular diseases, including rare inherited blindness, as well as xerostomia following radiation treatment for head and neck cancers, and neurodegenerative diseases such as Parkinson’s disease (“PD”) and amyotrophic lateral sclerosis (“ALS”). The Company also owns and operates a multi-product, multi-viral vector cGMP Manufacturing facility in London, United Kingdom, which includes fill and finish capabilities and can supply the Company’s clinical and potential commercial material.

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

Interim Financial Statements

The accompanying condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, the condensed consolidated financial statements include all adjustments (consisting of normal recurring accruals) necessary in order to make the condensed consolidated financial statements not misleading. Operating results for the six-month period ended June 30, 2019 are not necessarily indicative of the final results that may be expected for the year ended December 31, 2019. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2018 included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (the “Form 10-K”).

Liquidity

The Company has not yet achieved profitable operations. There is no assurance that profitable operations, if ever achieved, could be sustained on a continuing basis. In addition, development activities, clinical and preclinical testing, and commercialization of the Company’s product candidates will require significant additional financing. The Company’s accumulated deficit at June 30, 2019 totaled $187,094,047, and management expects to incur substantial losses in future periods. The success of the Company is subject to certain risks and uncertainties, including among others, uncertainty of product development; competition in the Company’s field of use; uncertainty of capital availability; uncertainty in the Company’s ability to enter into agreements with collaborative partners; dependence on third parties; and dependence on key personnel. For the six-months ended June 30, 2019, the Company generated $60,421,867 of positive cash flows from operations. However, prior to the six-months ended June 30, 2019, the Company did not generate positive cash flows from operations and there are no assurances that the Company will generate positive cash flows in the future. Additionally, there are no assurances that the Company will be successful in obtaining an adequate level of financing for the development and commercialization of its product candidates.

As of June 30, 2019, the Company had cash and cash equivalents in the amount of $204,273,017, which consisted of depository accounts. On January 30, 2019, the Company entered into a collaboration, option and license agreement with Janssen Pharmaceuticals, Inc. (“Janssen”) one of the Janssen Pharmaceuticals Companies of Johnson & Johnson (the “Collaboration Agreement”). Under the terms of the Collaboration Agreement, the Company received an upfront payment of $100,000,000. The Company will also receive funding for certain research, manufacturing, clinical development and commercialization costs, potential additional milestone payments upon the achievement of such milestones and royalties on future net sales of products. The Company estimates that its cash and cash equivalents on hand at June 30, 2019 will be sufficient to cover its expenses for at least the next twelve months from the date of issuance of these condensed consolidated financial statements.

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

Consolidation

The accompanying condensed consolidated financial statements include the accounts of Meira Holdings and its wholly owned subsidiaries:

MeiraGTx Limited, a limited company under the laws of England and Wales;

MeiraGTx, LLC, a Delaware corporation;

MeiraGTx UK II Limited, a limited company under the laws of England and Wales (“Meira UK II”);

BRI-Alzan, Inc., a Delaware corporation;

MeiraGTx B.V., a Netherlands corporation;

MeiraGTx Neurosciences, Inc., a Delaware corporation; and

MeiraGTx UK Limited, a limited company under the laws of England and Wales.

All intercompany balances and transactions between the consolidated companies have been eliminated in consolidation.

Use of Estimates

Management considers many factors in selecting appropriate financial accounting policies and controls, and in developing the estimates and assumptions that are used in the preparation of these condensed consolidated financial statements. Management must apply significant judgment in this process. In addition, other factors may affect estimates, including expected business and operational changes, sensitivity and volatility associated with the assumptions used in developing estimates, and whether historical trends are expected to be representative of future trends. The estimation process often may yield a range of potentially reasonable estimates of the ultimate future outcomes and management must select an amount that falls within that range of reasonable estimates. This process may result in actual results differing materially from those estimated amounts used in the preparation of the financial statements if these results differ from historical experience, or other assumptions do not turn out to be substantially accurate, even if such assumptions are reasonable when made. In preparing these condensed consolidated financial statements, management used significant estimates in the following areas, among others: collaboration revenue (as disclosed in Note 8), the accounting for research and development costs, warrants, share-based compensation, leases and accrued expenses.

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

The table below represents the values of the Company’s financial assets and liabilities that are required to be measured at fair value on a recurring basis:

	Fair Value Measurement Using:
Description	June 30, 2019	Significant Observable Inputs (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable (Level 3)
Restricted cash	$123,376	$123,376	$—	$—

	Fair Value Measurement Using:
Description	December 31, 2018	Significant Observable Inputs (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable (Level 3)
Restricted cash	$123,376	$123,376	$—	$—

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

The change in asset retirement obligations is as follows:

	June 30, 2019	December 31, 2018
Balance at beginning of period	$128,119	$178,419
Additional asset retirement obligations during the period	—	69,286
Amortization of interest	5,277	(38,301)
Change in estimate	—	(99,090)
Effects of exchange rate	(550)	17,805

Balance at end of period	$132,846	$128,119

Research and Development

Research and development costs are charged to expense as incurred. These costs include, but are not limited to, employee-related expenses, including salaries, benefits and travel of the Company’s research and development personnel; expenses incurred under agreements with contract research organizations and investigative sites that conduct clinical and preclinical studies and for the drug product for the clinical studies and preclinical activities; facilities; supplies; rent, insurance, certain legal fees, share-based compensation, depreciation and other costs associated with clinical and preclinical activities and regulatory operations. Research funding under collaboration agreements is recorded as an offset to these costs.

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

Collaboration Arrangements

The Company evaluates its collaborative arrangements pursuant to ASC 808, Collaborative Arrangements (“ASC 808”) and ASC 606, Revenue from Contracts with Customers (“ASC 606”). The Company considers the nature and contractual terms of collaborative arrangements and assesses whether the arrangement involves a joint operating activity pursuant to which the Company is an active participant and is exposed to significant risks and rewards with respect to the arrangement. If the Company is an active participant and is exposed to significant risks and rewards with respect to the arrangement, the Company accounts for the arrangement as a collaboration under ASC 808. To date, the Company has entered into two separate collaboration agreements, both of which are with Janssen, which were determined to be within the scope of ASC 808.

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

Refer to the discussion in Note 8 for further information related to the accounting for the Janssen Collaboration Agreement.

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

The Collaboration Agreement with Janssen is accounted for under ASC 808, however, as ASC 808 does not address recognition or measurement matters such as determining the appropriate unit of accounting or when the recognition criteria are met, the Company accounts for the consideration received from Janssen in accordance with ASC 606. In accordance with ASC 606, the Company recognizes revenue when its customer or collaborator obtains control of promised goods or services, in an amount that reflects the consideration which the Company expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that the Company determines are within the scope of ASC 606, it performs the following five steps:

i.	identify the contract(s) with a customer;

ii.	identify the performance obligations in the contract;

iii.	determine the transaction price;

iv.	allocate the transaction price to the performance obligations within the contract; and

v.	recognize revenue when (or as) the entity satisfies a performance obligation.

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

Amounts received prior to satisfying the revenue recognition criteria are recognized as deferred revenue in the Company’s condensed consolidated balance sheet. Amounts expected to be recognized as revenue within the 12 months following the balance sheet date are classified as deferred revenue – related party, current. Amounts not expected to be recognized as revenue within the 12 months following the balance sheet date are classified as deferred revenue – related party, non-current.

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

Research and Development Services: The Company is incurring research and development costs, with Janssen responsible for up to 100% of the costs, depending on the type of research and development services being performed. The Company will record costs associated with the development activities as research and development expenses in the condensed consolidated statement of operations and comprehensive loss consistent with ASC 730, Research and Development. The reimbursement of the research and development costs by Janssen is representative of the joint risk sharing nature of the arrangement. The Company considered the guidance in ASC 808 and will recognize the payments received from Janssen as a reduction to research and development expense when the related costs are incurred.

Segment Information

Management has concluded it has a single reporting segment for purposes of reporting financial condition and results of operations.

The Company’s license revenue, research funding and deferred revenue from its License and Collaboration Agreement are generated in the United Kingdom.

The following table summarizes non-current assets by geographical area:

	June 30, 2019	December 31, 2018
United States	$13,805,275	$454,568
United Kingdom	26,395,568	21,788,130

	$40,200,843	$22,242,698

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

Recent Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which adds a new Topic 326 to the Codification and removes the thresholds that companies apply to measure credit losses on financial instruments measured at amortized cost, such as loans, receivables, and held-to-maturity debt securities. Under current U.S. GAAP, companies generally recognize credit losses when it is probable that the loss has been incurred. The revised guidance will remove all recognition thresholds and will require companies to recognize an allowance for credit losses for the difference between the amortized cost basis of a financial instrument and the amount of amortized cost that the company expects to collect over the instrument’s contractual life. ASU 2016-13 also amends the credit loss measurement guidance for available-for-sale debt securities and beneficial interests in securitized financial assets. The guidance is applicable for fiscal years beginning after December 15, 2019 and interim periods within those years. The Company is currently evaluating the potential impact of the adoption of this standard on its related disclosures.

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

3.	Accrued Expenses

Accrued expenses for the periods presented are comprised of the following:

	June 30, 2019	December 31, 2018
Clinical Trial Costs	$5,675,569	$4,013,094
Consulting	994,051	821,009
Professional Fees	871,198	914,540
Compensation and Benefits	823,444	5,731,438
Rent	374,543	122,770
Research and Development	173,907	236,271
Interest	53,560	40,800
Other	610,035	111,775

	$9,576,307	$11,991,697

4.	Share-Based Compensation

2018 Incentive Award Plan and 2016 Equity Incentive Plan

The Company’s 2018 Incentive Award Plan and 2016 Equity Incentive Plan (collectively the “Plans”), were adopted by the Company’s board of directors and shareholders. Under the Plans, the Company has granted share options to selected officers, employees and non-employee consultants. The Company’s board of directors administers the Plans. Options granted under the Plans have a maximum contractual term of ten years. Options granted generally vest 25% on the first anniversary of the date of grant and the balance ratably over the next 36 months. Options granted to directors generally vest on the first anniversary of the date of grant. Upon the adoption of the 2018 Incentive Award Plan, the Company ceased issuing awards under the 2016 Equity Incentive Plan.

A summary of the Company’s share option activity related to employees, non-employee members of the board of directors and non-employee consultants as of and for the six-month period ended June 30, 2019 is as follows:

	Number of Options	Weighted- Average Exercise Price	Aggregate Instrinsic Value
Outstanding at December 31, 2018	3,254,365	$7.64	$6,903,313
Granted	305,000	16.88
Exercised	(225)	(5.63)
Expired	—	—
Forfeited	(11,319)	(9.17)

Outstanding at June 30, 2019	3,547,821	$6.06	$69,697,424

Weighted average remaining contractual life of options outstanding as of December 31, 2018 (yrs)	9.24

Weighted average remaining contractual life of options outstanding as of June 30, 2019 (yrs)	8.83

Options exercisable at December 31, 2018	535,241	$5.79

Options exercisable at June 30, 2019	996,279	$6.06

Weighted average remaining contractual life of options exercisable as of December 31, 2018 (yrs)	7.88

Weighted average remaining contractual life of options exercisable as of June 30, 2019 (yrs)	7.88

The total fair value of options vested during the three-month periods ended June 30, 2019 and 2018 was $2,483,808 and $247,202, respectively.

The total fair value of options vested during the six-month periods ended June 30, 2019 and 2018 was $3,874,750 and $556,349, respectively.

During the three-month periods ended June 30, 2019 and 2018, the Company granted 255,000 and 0 share options, respectively.

During the six-month periods ended June 30, 2019 and 2018, the Company granted 305,000 and 675,685 share options, respectively.

The grant date fair values of the share options granted were estimated using the Black-Scholes option valuation model with the following ranges of assumptions:

	2019	2018
Risk-free interest rate	2.03 - 2.55%	2.32% - 2.84%
Expected volatility	90%	90%
Expected dividend yield	0%	0%
Expected life (in years)	6.1	5.5 - 9.5

As of June 30, 2019, the total compensation expense relating to unvested options granted that had not yet been recognized was $20,844,252, which is expected to be realized over a period of 4.0 years. The Company will issue shares upon exercise of options from ordinary shares reserved.

The weighted-average grant date fair value of options granted during the six-month periods ended June 30, 2019 and 2018 was $12.70 and $5.63, respectively.

Restricted Ordinary Shares

In 2015, in connection with certain service and consulting agreements, certain employees and a consultant were awarded an aggregate of 867,935 restricted ordinary shares of the Company. Such shares were subject to forfeiture over a three-year service period. The shares granted to the consultant and employees were valued at $7.72 and $7.76 per share, respectively, and the related share-based compensation expense was included in loss from operations over the requisite service period. As of June 30, 2019, all such shares are no longer subject to forfeiture as the three-year service period has been completed.

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

Total compensation expense in connection with the issuance of those restricted ordinary shares, in the amount of $4,112,927 and $13,620,866, of which $1,632,930 and $6,531,750 was share-based, was recorded as general and administrative expense during the three-month periods ended June 30, 2019 and 2018, respectively.

Total compensation expense in connection with the issuance of those restricted ordinary shares, in the amount of $7,885,577 and $13,620,866, of which $3,265,860 and $6,531,750 was share-based, was recorded as general and administrative expense during the six-month periods ended June 30, 2019 and 2018, respectively.

A summary of the restricted ordinary shares is as follows:

	Ordinary Shares	$ Value
Non-vested at December 31, 2018	653,174	$9,797,610
Vested during six-month period ended June 30, 2019	(217,724)	(3,265,860)

Non-vested at June 30, 2019	435,450	$6,531,750

Ordinary Shares

On March 1, 2018, a funding milestone was met under the employment agreements for certain members of senior management. Accordingly, the employees were issued an aggregate of 550,162 fully vested ordinary shares, which represented 3% of the fully-diluted outstanding shares of the Company as of such date. The shares were recorded as share-based compensation in the amount of $3,096,104. Additionally, under the terms of the employment agreements, the Company was required to pay the income taxes incurred by the grantees in connection with the grant of those shares. Total compensation expense in connection with the issuance of those ordinary shares, in the amount of $6,456,215, of which $3,096,104 was share-based, was recorded as general and administrative expense during the six-month period ended June 30, 2018.

During the three-month and six-month periods ended June 30, 2019 and 2018 the Company recognized total share-based compensation expense in the accompanying condensed consolidated statements of operations and comprehensive loss as follows:

	Three-month periods ended June 30,
	2019	2018
Research and development	$862,971	$1,045,561
General and administrative	3,523,152	7,318,224

Total share based compensation	$4,386,123	$8,363,785

	Six-month periods ended June 30,
	2019	2018
Research and development	$1,697,285	$1,890,511
General and administrative	5,623,829	10,743,045

Total share based compensation	$7,321,114	$12,633,556

The Company does not expect to realize any tax benefits from its share option activity or the recognition of share-based compensation expense because the Company currently has net operating losses and has a full valuation allowance against its deferred tax assets. Accordingly, no amounts related to excess tax benefits have been reported in cash flows from operations or cash flows from financing activities for the three-month and six-month periods ended June 30, 2019 and 2018.

5.	Ordinary Shares

Private Placement

On February 27, 2019, the Company issued 5,797,102 ordinary shares in a private placement for gross proceeds of $80 million, excluding offering costs of approximately $2.4 million. Johnson & Johnson Innovation – JJDC, Inc. (“JJDC”), the investment arm of Johnson and Johnson, purchased 2,898,550 of the ordinary shares issued on the same terms and conditions as the other investors in the offering.

In connection with the offering, the Company also entered into a registration rights agreement whereby, promptly following the date on which the Company becomes eligible to use a registration statement on Form S-3, but in no event later than July 31, 2019, the Company shall prepare and file a registration statement covering the resale of all of the Registrable Securities, as defined in the agreement. The Company shall use commercially reasonable efforts to have the registration statement declared effective as soon as practicable. If the registration statement is not declared effective prior to the 120th day after July 31, 2019 (or the 150th day if the SEC reviews such registration statement), then the Company will make pro rata payments in cash to each investor then holding Registrable Securities, as liquidated damages, in an amount equal to 1% of the aggregate amount invested by such investor for each thirty-day period or pro rata for any portion thereof following the date by which such registration statement should have been effective. The Company filed the Form S-3 on July 2, 2019 and the Form S-3 was declared effective on July 16, 2019.

License Agreement

As discussed in Note 8, on March 21, 2019, the Company issued 158,832 ordinary shares in connection with a license agreement. In accordance with the license agreement, the cost basis of the shares was based on the closing share price on January 31, 2019.

6.	Net Loss per Share

The Company computes net loss per share in accordance with ASC 260-10, Earnings per Share (see Note 2).

Basic and diluted net loss per ordinary share is computed as follows:

	Three-month periods ended June 30,
	2019	2018
Net loss—basic and diluted	$(20,822,412)	$(29,980,832)
Accretion of Preferred Shares financing costs	—	(666,567)
Accretion of warrant	—	(475,227)

Adjusted net loss - basic and diluted	$(20,822,412)	$(31,122,626)

Weighted-average ordinary shares outstanding:
Basic and Diluted	32,827,029	13,611,452
Net loss per share:
Basic and Diluted	$(0.63)	$(2.29)

	Six-month periods ended June 30,
	2019	2018
Net loss—basic and diluted	$(38,804,330)	$(46,384,185)
Accretion of Preferred Shares financing costs	—	(761,012)
Accretion of warrant	—	(1,045,500)

Adjusted net loss - basic and diluted	$(38,804,330)	$(48,190,697)

Weighted-average ordinary shares outstanding:
Basic and Diluted	30,814,639	11,280,804
Adjusted net loss per ordinary share:
Basic and Diluted	$(1.26)	$(4.27)

The following securities are considered to be ordinary share equivalents, but were not included in the computation of diluted net loss per ordinary share because to do so would have been anti-dilutive:

	June 30, 2019	June 30, 2018
Restricted ordinary shares subject to forfeiture	435,450	870,898
Share options	3,547,821	1,614,322

	3,983,271	2,485,220

7.	Income Taxes

The Company did not record a provision for income taxes for the three-month and six-month periods ended June 30, 2019 and 2018, as the Company has generated losses for all periods.

The Company periodically evaluates the realizability of its net deferred tax assets based on all available evidence, both positive and negative. The realization of net deferred tax assets is dependent on the Company’s ability to generate sufficient future taxable income during periods prior to the expiration of tax attributes to fully utilize these assets. The Company weighed both positive and negative evidence and determined that there is a continued need for a full valuation allowance on its deferred tax assets in the United States and United Kingdom as of June 30, 2019. Should the Company determine that it would be able to realize its remaining deferred tax assets in the foreseeable future, an adjustment to its remaining deferred tax assets would cause a material increase to income in the period such determination is made.

The intraperiod tax allocation guidance requires that we allocate income taxes between continuing operations and other categories of earnings. When we have a year-to-date pre-tax loss from continuing operations and year-to-date pre-tax income in other comprehensive income, applicable GAAP (ASC 740-20-45-7) requires that we allocate the income tax provision to other categories of earnings (including other comprehensive income), and then record a related tax benefit in operations. For the three and six-month periods ended June 30, 2019, we recognized net income from other comprehensive income while sustaining losses from operations. Because of the required allocation, we recorded an income tax benefit of $91,390, for the three and six- month periods ended June 30, 2019, respectively, within “benefit for income taxes” and income tax expense of $91,390 within “other comprehensive income” on the Condensed Consolidated Statements of Operations and Comprehensive Loss for the three-month and six-month periods ended June 30, 2019, respectively.

8.	Related Party Transactions

Collaboration and License Agreements

Janssen Pharmaceuticals, Inc.

On January 30, 2019, the Company entered into a Collaboration Agreement with Janssen for the research, development and commercialization of gene therapies for the treatment of inherited retinal diseases. Under the agreement, Janssen paid the Company a non-refundable upfront fee of $100.0 million. Janssen and the Company will collaborate to develop the Company’s current clinical programs in Retinitis Pigmentosa and two genetic forms of Achromatopsia and Janssen has the exclusive right to commercialize these three product candidates (“Clinical IRD Product Candidates”) globally.

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

On February 27, 2019, in connection with a private placement, the Company issued 2,898,550 ordinary shares to “JJDC”, the investment arm of Johnson and Johnson and owner of Janssen, on the same terms and conditions as the other investors in the offering. After the offering, JJDC became a related party.

Clinical IRD Product Candidates

Under the Collaboration Agreement, the Company and Janssen will jointly develop Clinical IRD Product Candidates to permit Janssen to commercialize such Clinical IRD Product Candidates under an exclusive license from the Company. In general, the Company will have the primary responsibility to develop each Clinical IRD Product Candidate in accordance with the development plan for each Clinical IRD Product Candidate, including where applicable, conducting any necessary research in order to submit the applicable regulatory filings to regulatory authorities. The Company will manufacture these products in its cGMP manufacturing facility for both clinical and commercial supply. Janssen will pay 100% of the clinical and commercialization costs of the products and the Company is eligible to receive untiered 20% royalties on net sales of products and additional development and commercialization milestones up to $340.0 million.

Research IRD Product Candidates

Under the Collaboration Agreement, the Company and Janssen will collaborate to develop Research IRD Product Candidates, with Janssen paying for the majority of the research costs. Janssen has the right to exclusively license any product coming out of the collaboration at the time of an investigational new drug application (“IND”) for an additional fee for each Research IRD Product Candidate. Janssen will then pay 100% of the clinical and commercialization costs for these Research IRD Product Candidates and the Company will receive an untiered royalty on net sales in the high teens as well as development milestones for each Research IRD Product Candidate.

Revenue Recognition under the Collaboration Agreement

The Collaboration Agreement is accounted for under ASC 808, however, ASC 808 does not address recognition or measurement matters. Therefore, the Company will account for the recognition and measurement of consideration under ASC 606. In determining the appropriate amount of revenue to be recognized under ASC 606, the Company performed the following steps: (i) identified the promised goods or services in the contract; (ii) determined whether the promised goods or services are performance obligations including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) the Company satisfies each performance obligation. The Company evaluated the potential performance obligations in the contract, which included the exclusive license to Clinical IRD Product Candidates, the research, development and manufacturing services (“the services”), and the participation in various joint committees and determined that none of the performance obligations by themselves were distinct. Goods and services that are not distinct are bundled with other goods or services in the contract until a bundle of goods or services that is distinct is created. The services, when combined with the licenses, represent a bundle and should be accounted for as a single performance obligation due to the relevance of the services to the value of the early-stage license and the potential for the intellectual property to be significantly modified during the services period. The Company also evaluated whether or not the right to purchase exclusive option rights for specified Research IRD Product Candidates represents future performance obligations and concluded that these represent a separate buyer decision at market rates, rather than a material right performance obligation. As such, these options have been excluded from the initial allocation of transaction price and the Company will account for these options as separate contracts when and if the Janssen elects to exercise the options.

Under ASC 606, the Company recognized collaboration revenue using the cost-to-cost input method, which it believes best depicts the transfer of control to the customer. Under the cost-to-cost input method, the extent of progress towards completion is measured based on the ratio of actual costs incurred to the total estimated costs expected upon satisfying the combined performance obligation by the potential product candidate. Under this method, revenue will be recorded as a percentage of the estimated transaction price based on the extent of progress towards completion. Under ASC 606, the estimated transaction price will include variable consideration. The Company does not include variable consideration to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will occur when any uncertainty associated with the variable consideration is resolved. The estimate of the Company’s measure of progress and estimate of variable consideration to be included in the transaction price will be updated at each reporting date as a change in estimate. The amount related to the unsatisfied portion will be recognized as that portion is satisfied over time.

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

During the six months ended June 30, 2019, the Company received a $100.0 million non-refundable upfront fee from Janssen and allocated this amount plus other variable consideration not subject to constraint to each identified performance obligation using a combination of methods allowable under ASC 606. The Company applies the practical expedient in Topic 606 and does not include disclosures regarding amounts for variable consideration allocated to wholly-unsatisfied performance obligations or wholly-unsatisfied distinct goods that form part of a single performance obligation, if any. This variable consideration includes expected reimbursement of research and development costs. During the three-month and six-month periods ended June 30, 2019, the Company recognized $1,981,676 and $2,766,636, respectively, of the deferred revenue – related party as license revenue. The Company also recognized $2,952,121 and $3,989,663, respectively, during the three-month and six-month periods ended June 30, 2019 related to the reimbursement of research and development expenses which was recorded as an offset to research and development expenses. As of June 30, 2019, the Company expects to recognize the remaining $97,233,364 in deferred revenue associated with the non-refundable upfront fee over the estimated research and development period using the cost-to-cost input method over an estimated period of approximately 7.50 years.

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

Upon execution of the agreement, Janssen paid the stage 1 fee in the amount of $658,667 and such payment was recorded as deferred research funding. The stage 1 fee is being amortized over the estimated research term of eight months. During the three- month and six-month periods ended June 30, 2019, the Company amortized $192,076 and $444,399, respectively, of the deferred research funding, which was recorded as an offset to research and development expenses. As of June 30, 2019, the stage 1 fee has been fully amortized.

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

Total research and development expenses under this agreement for the three-month periods ended June 30, 2019 and 2018 were approximately $85,000 and $183,000, respectively.

Total research and development expenses under this agreement for the six-month periods ended June 30, 2019 and 2018 were approximately $173,000 and $372,000, respectively.

Future obligations, under the agreement equal £165,880, or approximately $205,575, through October 2020.

The amount due to UCL under this master services agreement at June 30, 2019 and December 31, 2018 is $544,225 and $389,101, respectively, and is included in accounts payable and accrued expenses on the condensed consolidated balance sheets.

License Agreement

Effective March 15, 2018, the Company entered into an exclusive worldwide license agreement with UCL Business, PLC (“UCL Business”), to develop up to eight programs using certain ocular gene therapy technology. Under the terms of the agreement, the Company had agreed to pay UCL Business certain sales milestone payments, if achieved, in the aggregate amount of £39.8 million, or approximately $51.5 million using the exchange rate at June 30, 2019, and royalties on net sales, as defined upon commercialization. Additionally, the Company is responsible for all patent prosecution and maintenance costs incurred and has also agreed to pay UCL Business an annual maintenance fee of £50,000, or approximately $65,000, until the first commercial sale of a product. The agreement terminates upon the later of (i) the last valid claim in a relevant product, (ii) the expiration of regulatory exclusivity to all licensed products, or (iii) the 10th anniversary of the first commercial sale of a product.

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

The Company incurred research and development expenses under the agreements in the amount of $0 and $135,204 during the three-month periods ended June 30, 2019 and 2018, respectively.

The Company incurred research and development expenses under the agreements in the amount of $4,111,876, inclusive of the amendment payments of approximately $3,942,000, and $219,863 during the six-month periods ended June 30, 2019 and 2018, respectively.

Leases

ARE Lease

Effective July 1, 2016, the Company entered into a non-cancellable operating lease for laboratory and related office facilities in New York with ARE-East River Science Park, LLC (the “ARE Lease”). The ARE Lease provides for monthly base rent and property management fees, including rent escalations and rent holidays, plus operating expenses during the lease term, which expires on December 31, 2021. The Company records monthly rent expense on a straight-line basis from July 1, 2016 through December 31, 2021. As of December 31, 2018, the balance of deferred rent, representing the difference between cash rent paid and straight-line rent expense, was $201,264. As of June 30, 2019, and in accordance with ASC 842, the difference between cash rent paid and straight-line rent expense of $201,260 is reflected in the right-of-use asset.

Total rent expense under this operating lease was $121,888 and $121,890 for the three-month periods ended June 30, 2019 and 2018, respectively.

Total rent expense under this operating lease was $243,776 and $243,780 for the six-month periods ended June 30, 2019 and 2018, respectively.

As of June 30, 2019, the aggregate future minimum rental payments under this lease are $1,400,717.

In connection with the signing of this lease, the Company entered into a standby letter of credit agreement for $122,866, which serves as a security deposit for the premises. The standby letter of credit expires on July 7, 2017 and is automatically renewed annually through July 7, 2021. This standby letter of credit is secured with restricted cash in a money market account.

The aggregate future minimum rental payments under this lease as of June 30, 2019 for years ending December 31 are as follows:

2019	$272,448
2020	554,432
2021	573,837

Total future rent payments	$1,400,717

Kadmon Lease

The Company is currently leasing office space on a month-to-month basis from Kadmon Corporation, LLC (“Kadmon”).

During the three-month periods ended June 30, 2019 and 2018, the Company incurred rent charges from Kadmon, in the amount of $144,101 and $139,321, respectively, which are included in loss from operations.

During the six-month periods ended June 30, 2019 and 2018, the Company incurred rent charges from Kadmon, in the amount of $284,894 and $282,167, respectively, which are included in loss from operations.

During the three-month periods ended June 30, 2019 and 2018, the Company made cash payments totaling $144,101 and $145,887, respectively, to Kadmon.

During the six-month periods ended June 30, 2019 and 2018, the Company made cash payments totaling $284,894 and $1,143,304, respectively, to Kadmon.

The were no amounts due to Kadmon at June 30, 2019 and December 31, 2018.

9.	Leases

We account for leases in accordance with ASC Topic 842, Leases, (“ASC 842”). We determine if an arrangement is a lease at contract inception. A lease exists when a contract conveys the right to control the use of identified property, plant, or equipment for a period of time in exchange for consideration. The definition of a lease embodies two conditions: (1) there is an identified asset in the contract that is land or a depreciable asset (i.e., property, plant, and equipment), and (2) we have the right to control the use of the identified asset. We account for the lease and non-lease components as a single lease component.

From time to time we enter into direct financing lease arrangements that include a lessee obligation to purchase the leased asset at the end of the lease term, a bargain purchase option, or provides for minimum lease payments with a present value of 90% or more of the fair value of the leased asset at the date of lease inception.

Operating leases where we are the lessee are included in right-of-use (“ROU”) assets and lease obligations are included on our condensed consolidated balance sheets. The lease obligations are initially and subsequently measured at the present value of the unpaid lease payments at the lease commencement date and subsequent reporting periods.

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

New York Sublease

Effective May 31, 2019, the Company entered into a non-cancelable operating sublease with a non-related third party for laboratory and office space in New York. The lease, which expires on October 31, 2026, provides for monthly base rent and property management fees, including rent escalations and rent holidays, plus operating expenses during the lease term. The Company records monthly rent expense on a straight-line basis from June 20, 2019, the date the Company was allowed to access to the leased premises, through October 31, 2026, when the sublease is set to terminate. In conjunction with this operating sublease, the Company recognized an operating lease right-of-use asset and corresponding operating lease liability of $12.2 million which is included in right-of-use assets and lease obligations on the condensed consolidated balance sheets.

Tudor Street Lease

Effective June 11, 2019, the Company entered into a non-cancelable operating lease with a non-related third party for warehouse space in London. The lease, which expires on June 10, 2029, provides for quarterly base rent and operating expenses during the lease term. The Company records monthly rent expense on a straight-line basis from June 11, 2019, the date the Company took possession of the leased premises, through June 10, 2029, when the lease is set to terminate. In conjunction with this operating lease, the Company recognized an operating lease right-of-use asset and corresponding operating lease liability of £1.2 million, or approximately $1.5 million using the exchange rate at June 30, 2019, which is included in right-of-use assets and lease obligations on the condensed consolidated balance sheets.

Total cash payments made under this operating lease was £42,600, or approximately $54,000, for the three-month period ended June 30, 2019.

Total rent expense recognized under this operating lease was £42,600, or approximately $54,000, for the three-month period ended June 30, 2019.

We have commitments under operating leases for laboratory and office space. We also have finance leases for manufacturing space and office equipment. Our leases have initial lease terms ranging from 3 years to 108 years. Certain lease agreements contain provisions for future rent increases. Payments due under the lease contracts include fixed payments.

As of June 30, 2019, we have short term lease commitments amounting to approximately $80,000 on a monthly basis for three leases for office space that are month-to-month leases.

The components of lease cost for the three-month and six-month periods ended June 30, 2019 are as follows:

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Finance lease cost
Amortization of right-of-use assets	$68,956	$154,371
Interest on lease liabilities	439	992

	69,395	155,363
Operating lease cost	6,741	13,366
Short-term lease cost	128,641	257,126

Total lease cost	$204,777	$425,855

Amounts reported in the condensed consolidated balance sheets for leases where we are the lessee as of the period ended June 30, 2019 were as follows:

June 30, 2019
Operating leases
Right-of-Use Asset	$16,850,122
Lease Obligations	$17,031,932
Finance leases
Right-of-Use Asset	$6,970,419
Lease Obligations	$20,930
Weighted-average remaining lease term
Operating leases	11.9 years
Finance leases	107.5 years
Weighted-average discount rate
Operating leases	8.7%
Finance leases	6.9%

Other information related to leases as of the three-month and six-month periods ended June 30, 2019 are as follows:

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Cash paid for amounts included in the measurement of lease obligations
Operating cash flows from finance leases	$6,741	$13,366
Operating cash flows from operating leases	270,538	491,816
Financing cash flows from finance leases	439	992
Right-of-use assets obtained in exchange for lease obligations
Operating leases	$13,623,007	$16,994,156
Finance leases	—	—

Future minimum lease payments under non-cancellable leases as of June 30, 2019 are as follows:

	Operating Leases	Finance Leases
2019	$1,373,090	$14,357
2020	3,279,005	7,179
2021	3,363,188	—
2022	2,856,073	—
2023	2,924,796	—
Thereafter	9,190,429	—

Total undiscounted lease payments	$22,986,581	$21,536
Less: Imputed interest	(5,954,649)	(606)

Total lease obligations	$17,031,932	$20,930

10.	Commitments

There were no new material commitments entered into during the six months ended June 30, 2019.

11.	Subsequent Event

On May 29, 2019, Meira UK II entered into an Agreement for Lease with an unrelated third party which provided a license to lease an entire building consisting of five floors of office and laboratory space in London (the “Leased Premises”). The Leased Premises are in the process of being renovated by the landlord and a target completion date to have the renovations completed is estimated to be in August 2019. Upon achievement of the practical completion date, the Company has agreed to execute a negotiated, non-cancellable lease for the Leased Premises. The lease provides for quarterly base rent, including a rent holiday at the commencement of the lease, plus operating expenses during the lease term, which will expire on July 31, 2029. As the Company has not taken possession and does not control the Leased Premises, the Company did not record a right-of-use asset and corresponding operating lease liability as of June 30, 2019. However, the Company expects to record a £5.4 million, or $6.9 million, operating lease right-of-use asset and lease liability upon signing the lease.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of financial condition and operating results together with our financial statements and related notes appearing in this Quarterly Report on Form 10-Q (“Form 10-Q”) and those included in our Annual Report on Form 10-K for the year ended December 31, 2018 (the “Form 10-K”). Some of the information contained in this discussion and analysis or set forth elsewhere in the Form 10-Q, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many important factors, including those set forth in the “Risk Factors” section of this Form 10-Q, our actual results could differ materially from the results described in, or implied by, the forward-looking statements contained in the following discussion and analysis. For convenience of presentation some of the numbers have been rounded in the text below. Unless the context requires otherwise, references in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to the “Company,” “we,” “us” and “our” refer to MeiraGTx Holdings plc and its subsidiaries.

Overview

We are a vertically integrated, clinical stage gene therapy company with six programs in clinical development and a broad pipeline of preclinical and research programs. We have core capabilities in viral vector design and optimization, gene therapy manufacturing as well as a potentially transformative gene regulation technology. Led by an experienced management team, we have taken a portfolio approach by licensing, acquiring and developing technologies that give us depth across both product candidates and indications. Though initially focusing on ophthalmology, salivary gland and neurodegenerative disease programs, we intend to expand our focus in the future to develop additional gene therapy treatments for patients suffering from a range of serious diseases.

We are an exempted company incorporated under the laws of the Cayman Islands in 2018, and prior to that, we commenced operations as MeiraGTx Limited, a private limited company incorporated under the laws of England and Wales in 2015. Our discussion of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). Since our formation, we have devoted substantially all of our resources to developing our technology platform, establishing our viral vector manufacturing facility and developing manufacturing processes, advancing the product candidates in our ophthalmology, salivary gland and neurodegenerative disease programs, building our intellectual property portfolio, organizing and staffing our company, business planning, raising capital, and providing general and administrative support for these operations. In 2016, we completed the acquisition of assets held by BRI-Alzan, Inc., a Delaware corporation, including a worldwide license agreement to develop certain preclinical technology for the treatment of amyotrophic lateral sclerosis (“ALS”). In October 2018, we acquired Vector Neurosciences, Inc., a Delaware corporation. In connection with that acquisition, we acquired its rights to the clinical stage gene therapy product candidate adeno-associated virus encoding glutamic acid decarboxylase (“AAV-GAD”) gene therapy program which had completed a randomized, sham-controlled Phase 2 study for treatment of Parkinson’s disease. To date, we have financed our operations primarily with cash on hand and proceeds from the sales of our Series A ordinary shares, Convertible Preferred C Shares and ordinary shares. Through June 30, 2019, we received gross proceeds of approximately $283.7 million from sales of our ordinary shares, Series A ordinary shares and Convertible Preferred C Shares and $100.0 million from the collaboration, option and license agreement with Janssen Pharmaceuticals, Inc. (“Janssen”), one of the Janssen Pharmaceuticals Companies of Johnson & Johnson (the “Collaboration and License Agreement”). As of June 30, 2019, we had cash and cash equivalents of $204.3 million.

We are a clinical stage company and have not generated any product revenues to date. We have six clinical programs and a pipeline of preclinical programs. Since inception, we have incurred significant operating losses. Our net losses for the three months ended June 30, 2019 and 2018 were $20.8 million and $30.0 million, respectively. For the six months ended June 30, 2019 and 2018, our net losses were $38.8 million and $46.4 million, respectively. As of June 30, 2019, we had an accumulated deficit of $187.1 million. While we do not expect to generate revenue from sales of any products for several years, if at all, in March 2019, we received an upfront payment in the amount of $100.0 million from the Collaboration and License Agreement. Additionally, pursuant to the Collaboration and License Agreement, we also are eligible to receive research and development funding and potential milestone payments and royalties.

Our total operating expenses were $44.7 million and $43.2 million for the six months ended June 30, 2019 and 2018, respectively. While we expect our operating expenses to increase substantially in connection with our ongoing development activities related to our product candidates, we believe that these increases will be partially offset by the research funding in connection with the Collaboration and License Agreement. We anticipate that our expenses will increase due to costs associated with our clinical development program targeting achromatopsia due to mutations in the CNGB3 or CNGA3 gene, inherited retinal dystrophy caused by mutations in RPE65, or RPE65-deficiency, and X-Linked retinitis pigmentosa, or XLRP. In addition, we expect to continue incurring increasing costs associated with our clinical activities for hAQP1 for the treatment of radiation-induced xerostomia and xerostomia associated with Sjogren’s syndrome. We are currently evaluating potential next steps for clinical development of AAV-GAD, which remains pending future discussions with regulatory agencies. We also expect to incur expenses related to research activities in additional therapeutic areas to expand our pipeline, hiring additional personnel in manufacturing, research, clinical operations, quality and other functional areas, and associated cash and share-based compensation expense, as well as the further development of internal manufacturing capabilities and capacity and other associated costs including the management of our intellectual property portfolio.

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

Based on our cash and cash equivalents at June 30, 2019, we estimate that such funds will be sufficient to enable us to fund our operating expenses and capital expenditure requirements into 2022. We have based these estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. See “—Liquidity and Capital Resources.” Because of the numerous risks and uncertainties associated with the development of our product candidates, any future product candidates, our platform and technology and because the extent to which we may enter into collaborations with third parties for development of any of our product candidates is unknown, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidates. Our future capital requirements will depend on many factors, including:

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

Highlights and Recent Development

Clinical Development Highlights

AAV-CNGA3 for Achromatopsia: We have initiated an open-label, multi-center, dose finding Phase 1/2 trial of AAV-CNGA3. We are currently recruiting children aged 3 to 15 years old to participate in the trial.

The primary objective of this trial is to evaluate the safety of AAV-CNGA3. Secondary objectives include determining the effect on visual function, retinal function and quality of life.

AAV-RPE65 for RPE65-Deficiency: In May 2019, we reported positive 6-month data from the Phase 1/2 dose escalation trial of AAV-RPE65. The trial achieved the primary endpoint of safety and tolerability of AAV-RPE65. Additionally, AAV-RPE65 demonstrated statistically significant improvement across several secondary endpoints designed to assess clinical activity. We expect to meet with global regulatory authorities in 2019 to define the development pathway for regulatory approval.

AAV-GAD for Parkinson’s Disease: We anticipate meeting with the FDA in 2019 in order to define the clinical pathway to support regulatory approval of AAV-GAD in Parkinson’s disease.

AAV-hAQP1 for Grade 2/3 Radiation-Induced Xerostomia: We have initiated the multi-site, dose-finding, Phase 1/2 trial and are recruiting patients with radiation-induced Grade 2/3 xerostomia following treatment for head and neck cancer. A single center, Phase 1 dose finding study of AAV-AQP1 also continues to enroll patients at the National Institutes of Health.

Manufacturing Highlights

Manufacturing to support our clinical programs is ongoing in our wholly-owned cGMP manufacturing facility in London.

Corporate Highlights

Expansion of Process Development, Manufacturing and Clinical Operations Teams: We have substantially increased the number of key personnel in our organization to advance our broad pipeline of optimized investigational gene therapies. We now have more than 100 full-time employees.

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

	Three Months Ended			Six Months Ended
	2019	June 30, 2018	Change	2019	June 30, 2018	Change
Ophthamology program	$2,642,845	$1,303,975	$1,338,870	$4,692,874	$2,769,154	$1,923,720
Salivary gland program	943,662	224,020	719,642	1,666,982	435,235	1,231,747
Neurodegenerative diseases programs	1,099,823	457,188	642,635	1,885,267	1,061,706	823,561
Manufacturing	1,059,404	1,522,919	(463,515)	2,743,055	2,315,305	427,750
Other research and development costs	7,196,234	4,282,592	2,913,642	16,219,883	8,136,616	8,083,267
Research Funding	(3,170,214)	—	(3,170,214)	(4,460,078)	—	(4,460,078)

Total research and development expenses	$9,771,754	$7,790,694	$1,981,060	$22,747,983	$14,718,016	$8,029,967

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

Other non-operating income (expense)

Other non-operating income (expense) includes the following:

Foreign currency gain

Our condensed consolidated financial statements are presented in U.S. dollars, which is our reporting currency. The financial position and results of operations of our subsidiaries MeiraGTx UK II Limited and MeiraGTx B.V. are measured using the foreign subsidiaries’ local currency as the functional currency. MeiraGTx UK II Limited’s cash accounts holding U.S. dollars are remeasured based upon the exchange rate at the date of remeasurement with the resulting gain or loss included in the condensed consolidated statement of operations and comprehensive loss. Expenses of such subsidiaries have been translated into U.S. dollars at average exchange rates prevailing during the period. Assets and liabilities have been translated at the rates of exchange on the condensed consolidated balance sheet date. The resulting translation gain and loss adjustments are recorded directly as a separate component of shareholders’ equity and as other comprehensive loss on the condensed consolidated statement of operations and comprehensive loss.

Critical Accounting Policies and Significant Judgements and Estimates

Management’s discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with the accounting principles generally accepted in the United States of America. The preparation of these condensed consolidated financial statements requires us to make estimates and judgements that affect the reporting amounts of assets, liabilities and expenses and the disclosure of contingent assets and liabilities in our condensed consolidated financial statements. On an ongoing basis, we evaluate our estimates and judgements, including those related to warrant liabilities, share-based compensation and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgements about the carrying value of assets and liabilities that are not readily apparent from our sources. Actual results may differ from these estimates under different assumptions.

Critical accounting policies

The Company’s significant accounting policies are disclosed in the audited financial statements for the year ended December 31, 2018 included in the Company’s Form 10-K and Note 2 to our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q.

Recent Accounting Pronouncements

See Note 2 of the notes to our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q for a summary of recently issued and adopted accounting pronouncements.

Results of Operations

Comparison of Three Months Ended June 30, 2019 and 2018

	2019	2018	Change
License revenue—related party	$1,981,676	$—	$1,981,676

Operating expenses:
General and administrative	$13,437,171	$17,378,052	$(3,940,881)
Research and development	9,771,754	7,790,694	1,981,060

Total operating expenses	23,208,925	25,168,746	(1,959,821)

Loss from operations	(21,227,249)	(25,168,746)	3,941,497
Other non-operating income (expense)
Foreign currency gain (loss)	283,175	(2,726,624)	3,009,799
Change in fair value of warrant liability	—	(2,184,183)	2,184,183
Other income	—	83,075	(83,075)
Interest income	39,726	25,354	14,372
Interest expense	(9,454)	(9,708)	254

Loss before income taxes	(20,913,802)	(29,980,832)	9,067,030
Benefit for income taxes	91,390	—	91,390

Net loss	$(20,822,412)	$(29,980,832)	$9,158,420

License Revenue

License revenue in the amount of $2.0 million for the three months ended June 30, 2019 represents amortization of the $100.0 million upfront payment received in connection with the Collaboration and License Agreement

General and Administrative Expenses

General and administrative expenses were $13.4 million for the three months ended June 30, 2019, compared to $17.4 million for the three months ended June 30, 2018. The decrease of $3.9 million was primarily due to decreases of $1.8 million in payroll and $3.8 million in share-based compensation, which was partially offset by increases of $1.0 million in legal and accounting fees, $0.2 million in insurance expenses, $0.2 million in travel expenses, $0.1 million in consulting fees and $0.2 million in other general and administrative expenses.

Research and Development Expenses

Research and development expenses for the three months ended June 30, 2019 were $9.8 million, compared to $7.8 million for the three months ended June 30, 2018. The increase of $2.0 million was primarily due to an increase of $2.2 million in costs related to our clinical trials, $2.8 million in consulting fees, $0.5 million in facility costs, which was partially offset by $2.5 million in research funding provided by our license and collaboration agreements with Janssen, $0.4 million in share-based compensation, $0.3 million in manufacturing costs and $0.3 million in other research and development expenses.

Change in Fair Value of Warrant Liability

The change in fair value of the warrant liability for the three months ended June 30, 2018 was due to the revaluation of warrants, which were issued to certain investors in September and November 2017. On June 5, 2018, all of the outstanding warrants were exercised at which time the warrant liability was determined to be $4.2 million, which represented the difference in the market value of the convertible preferred shares (“Preferred Shares”) and the exercise price of the warrants. As a result of the revaluation, there was an increase of $2.2 million in the fair market value of the warrant liability at that time, which resulted in a loss being recorded for the three months ended June 30, 2018. There were no warrants outstanding during the three months ended June 30, 2019.

Foreign Currency Gain (Loss)

Foreign currency gain was $0.3 million for the three months ended June 30, 2019 compared to a loss of $2.7 million for the three months ended June 30, 2018. The increase of $3.0 million was primarily due to a strengthening of the U.S. dollar against the pound sterling during the three months ended June 30, 2019.

Results of Operations

Comparison of Six Months Ended June 30, 2019 and 2018

	2019	2018	Change
License revenue—related party	$2,766,636	$—	$2,766,636

Operating expenses:
General and administrative	21,936,646	28,500,068	(6,563,422)
Research and development	22,747,983	14,718,016	8,029,967

Total operating expenses	44,684,629	43,218,084	1,466,545

Loss from operations	(41,917,993)	(43,218,084)	1,300,091
Other non-operating income (expense)
Foreign currency gain (loss)	3,001,575	(1,748,000)	4,749,575
Change in fair value of warrant liability	—	(1,514,775)	1,514,775
Other income	—	83,075	(83,075)
Interest income	39,726	50,662	(10,936)
Interest expense	(19,028)	(37,063)	18,035

Loss before income taxes	(38,895,720)	(46,384,185)	7,488,465
Benefit for income taxes	91,390	—	91,390

Net loss	$(38,804,330)	$(46,384,185)	$7,579,855

License Revenue

License revenue in the amount of $2.8 million for the six months ended June 30, 2019 represents amortization of the $100.0 million upfront payment received in connection with the Collaboration and License Agreement.

General and Administrative Expenses

General and administrative expenses were $21.9 million for the six months ended June 30, 2019, compared to $28.5 million for the six months ended June 30, 2018. The decrease of $6.6 million was primarily due to decreases of $4.7 million in payroll and $5.1 million in share-based compensation, which was partially offset by increases of $2.0 million in legal and accounting fees, $0.5 million in insurance expenses, $0.4 million in travel expenses, $0.1 million in consulting fees and $0.2 million in other general and administrative expenses.

Research and Development Expenses

Research and development expenses for the six months ended June 30, 2019 were $22.7 million, compared to $14.7 million for the six months ended June 30, 2018. The increase of $8.0 million was primarily due to an increase in costs of $4.0 million related to the amendment of our license agreement with UCL, $1.3 million related to our manufacturing facility, $3.4 million in costs related to our clinical trials, $2.6 million in consulting fees, $0.3 million in legal fees, and $0.3 million in facility costs, which was partially offset by an increase of $3.8 million in research funding provided by our license and collaboration agreements with Janssen and a decrease of $0.7 million in other research and development expenses.

Change in Fair Value of Warrant Liability

The change in fair value of the warrant liability for the six months ended June 30, 2018 was due to the revaluation of warrants, which were issued to certain investors in September and November 2017. On June 5, 2018, all of the outstanding warrants were exercised at which time the warrant liability was determined to be $4.2 million, which represented the difference in the market value of the Preferred Shares and the exercise price of the warrants. As a result of the revaluation, there was an increase of $1.5 million in the fair market value of the warrant liability at that time, which resulted in a loss being recorded for the six months ended June 30, 2018. There were no warrants outstanding during the six months ended June 30, 2019.

Foreign Currency Gain (Loss)

Foreign currency gain was $3.0 million for the six months ended June 30, 2019 compared to a loss of $1.8 million for the six months ended June 30, 2018. The increase of $4.8 million was primarily due to a strengthening of the U.S. dollar against the pound sterling during the six months ended June 30, 2019.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses. For the six months ended June 30, 2019, we generated $60.4 million of positive cash flows from operations. However, prior to the six months ended June 30, 2019, the Company did not generate positive cash flows from operations and there are no assurances that the Company will generate positive cash flows in the future. Additionally, there are no assurances that we will be successful in obtaining an adequate level of financing for the development and commercialization of our product candidates. We expect to incur significant expenses and operating losses for the foreseeable future as we advance the preclinical and clinical development of our product candidates. We expect that our research and development and general and administrative costs will increase in connection with conducting preclinical studies and clinical trials for our product candidates, building out internal capacity to have products manufactured to support preclinical studies and clinical trials, expanding our intellectual property portfolio, and providing general and administrative support for our operations. In addition, we expect to expand our manufacturing and supply chain capabilities in the coming months. As a result, we will need additional capital to fund our operations, which we may obtain from additional equity or debt financings, collaborations, licensing arrangements, or other sources.

We are required to maintain a stand-by letter of credit as a security deposit under a certain lease with ARE, an entity that is under common control with an entity that is a minority shareholder of the Company and whose executive chairman and founder is on our board of directors. Our bank requires us to maintain restricted cash balances to serve as collateral for the letter of credit issued to the landlord by the bank. As of June 30, 2019, the restricted cash balances for the ARE lease were invested in a commercial money market account. We had $123,376 of restricted cash included in long-term assets as of June 30, 2019. This restricted cash balance is for the ARE lease and is expected to remain at $123,376 through the end of the lease term in December 2021, plus three months. We do not currently have any approved products and have never generated any revenue from product sales. We have historically financed our operations primarily through cash on hand and proceeds from the sale of our ordinary shares, Series A ordinary shares and convertible preferred C shares. In March 2019, we received $100.0 million in connection with the Collaboration and License Agreement, which provides us with research funding, and we are eligible to receive potential milestone payments and royalties.

Cash Flows

As of June 30, 2019, we had $204.3 million of cash and cash equivalents.

	For the six-month periods ended June 30,
	2019	2018
Net cash provided by (used in) operating activities	$60,421,867	$(36,425,351)
Net cash used in investing activities	(2,206,996)	(1,318,016)
Net cash provided by financing activities	77,560,949	131,469,856

Increase in cash	$135,775,820	$93,726,489

Operating Activities

During the six months ended June 30, 2019, our cash provided by operating activities of $60.4 million was primarily due to our receipt of a $100.0 million upfront payment received from the Collaboration and License Agreement, which was partially offset by a net loss of $38.8 million as we incurred expenses associated with research activities on our clinical programs and research activities for our other product candidates and incurred general and administrative expenses. The net loss included non-cash charges of $7.3 million, which consisted of $7.3 million of share-based compensation, $2.0 million for shares issued in connection with license agreements, depreciation of $1.0 million, which was partially offset by a foreign currency gain of $3.0 million. Additionally, operating assets, consisting of prepaid expenses, security deposits and other current assets, increased by $2.2 million and operating liabilities, consisting of accounts payable, accrued expenses and other liabilities, decreased by $2.1 million and deferred revenue decreased by $3.7 million.

During the six months ended June 30, 2018, our cash used in operating activities of $36.4 million was primarily due to our net loss of $46.4 million as we incurred expenses associated with research activities on our clinical programs and research activities for our other product candidates and incurred general and administrative expenses. The net loss included non-cash charges of $17.1 million, which consisted of $12.8 million of share-based compensation, depreciation of $1.0 million, foreign currency loss of $1.8 million and a change in the fair value of the warrant liability of $1.5 million. Additionally, current assets, consisting of prepaid expenses and other current assets, decreased by $1.0 million and current liabilities, consisting of accounts payable, accrued expenses, and other liabilities, decreased by $8.1 million.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2019 and 2018 of $2.2 million and $1.3 million, respectively, consisted of purchases of property and equipment, primarily for our manufacturing and process development facilities.

Financing Activities

Net cash provided by financing activities was $77.6 million for the six months ended June 30, 2019, which consisted of gross proceeds of $80.0 million from a private placement of our ordinary shares, which was offset by $2.4 million in offering costs.

Net cash provided by financing activities was $131.5 million for the six months ended June 30, 2018, which represented gross proceeds of $69.8 million from the issuance of ordinary shares in connection with our IPO, $56.2 million from the issuance of our Series C preferred shares, $9.7 million from the exercise of warrants, which was partially offset by the payment of a note in the amount of $1.4 million and offering costs of $2.8 million.

Funding Requirements

Our operating expenses have increased substantially in 2019 and 2018 and are expected to increase substantially in the future in connection with our ongoing activities.

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

To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a holder of ordinary shares. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through other third-party funding, collaboration agreements, strategic alliances, licensing arrangements or marketing and distribution arrangements, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs, product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market products or product candidates that we would otherwise prefer to develop and market ourselves.

Contractual Obligations and Commitments

There were no material changes in our commitments during the six months ended June 30, 2019 under contractual obligations as disclosed in our Form 10-K outside the ordinary course of business.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in our market risk from the disclosure included under “Item 7A. Quantitative and Qualitative Disclosures of Market Risk” in the Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2019.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are not subject to any material legal proceedings.

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. You should consider carefully the risks described below, together with the other information included or incorporated by reference in this Form 10-Q. If any of the following risks occur, our business, financial condition, results of operations and future growth prospects could be materially and adversely affected. In these circumstances, the market price of our common stock could decline. Other events that we do not currently anticipate or that we currently deem immaterial may also affect our business, prospects, financial condition and results of operations.

Risks Related to Our Financial Position and Need for Additional Capital

We have incurred significant losses since inception and anticipate that we will incur continued losses for the foreseeable future, and may never achieve or maintain profitability.

We are a clinical stage company with limited operating history. We were formed and began operations in 2015. We have never been profitable and do not expect to be profitable in the foreseeable future. We have incurred net losses since inception, including net losses of approximately $38.8 million and $46.4 million for the six months ended June 30, 2019 and June 30, 2018, respectively. As of June 30, 2019, we had an accumulated deficit of approximately $187.1 million. Since our inception, we have devoted substantially all of our resources to developing our technology platform, establishing our viral vector manufacturing facility and developing manufacturing processes, advancing the product candidates in our ophthalmology, salivary gland and neurodegenerative disease programs, building our intellectual property portfolio, organizing and staffing our company, business planning, raising capital, and providing general and administrative support for these operations. We have not yet demonstrated an ability to successfully complete large-scale, pivotal clinical trials, obtain marketing approval, manufacture product at a commercial scale, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Typically, it takes about six to ten years to develop a new drug from the time it enters Phase 1 clinical trials to when it is approved for treating patients, but in many cases it may take longer. Consequently, predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing genetic medicine products.

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

Our operations have consumed significant amounts of cash since inception. As of June 30, 2019, our cash and cash equivalents were $204.3 million. Based on our cash and cash equivalents at June 30, 2019 and the research funding we expect to receive under the Collaboration and License Agreement, we estimate that such funds will be sufficient to enable us to fund our operating expenses and capital expenditure requirements into 2022. This estimate is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances could cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more than currently expected because of circumstances beyond our control. Because the length of time and activities associated with successful development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:

•

the progress, timing, costs and results of our ongoing clinical development for our X-linked retinitis pigmentosa product candidate, AAV-RPGR, for our CNGB3 gene therapy product candidate, AAV-CNGB3, for our RPE65-deficiency product candidate, AAV-RPE65, for our radiation induced xerostomia product candidate, AAV-AQP1, and continue to conduct our ongoing natural history studies for inherited retinal diseases, or IRDs;

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

To date, we have invested a significant portion of our efforts and financial resources in the development of AAV-RPGR, AAV-CNGB3, AAV-CNGA3, AAV-RPE65 and AAV-AQP1. Our future success and ability to generate product revenue is substantially dependent on our ability to successfully develop, obtain regulatory approval for and successfully commercialize these product candidates. We currently have no products that are approved for commercial sale and may never be able to develop marketable products. We expect to invest a meaningful portion of our efforts and expenditures over the next few years in AAV-RPGR, AAV-GAD, AAV-CNGB3, AAV-CNGA3, AAV-RPE65 and AAV-AQP1 (the “Most Advanced Product Candidates”), which will require additional clinical development, management of clinical and manufacturing activities, regulatory approval in multiple jurisdictions, manufacturing sufficient supply, building of a commercial organization, substantial investment and significant marketing efforts before we can generate any revenues from any commercial sales. Accordingly, our business currently depends heavily on the successful development, regulatory approval and commercialization of our Most Advanced Product Candidates, which may never occur. We cannot be certain that our Most Advanced Product Candidates will be successful in clinical trials, receive regulatory approval or be successfully commercialized even if we receive regulatory approval. Even if we receive approval to market our Most Advanced Product Candidates from the FDA, EMA or other regulatory bodies, we cannot be certain that our product candidate will be successfully commercialized, widely accepted in the marketplace or more effective than other commercially available alternatives. Additionally, the research, testing, manufacturing, labeling, approval, sale, marketing and distribution of gene therapy products are and will remain subject to extensive and evolving regulation by the FDA, EMA and other regulatory authorities. We are not permitted to market our Most Advanced Product Candidates in the United States until they receive approval of a biologics license application, or BLA, from the FDA, we cannot market them in the European Union until we receive approval for a Marketing Authorization Application, or MAA, from the EMA, and we cannot market them in other countries until we receive any other required regulatory approval in those countries.

AAV-GAD, AAV-RPGR, AAV-CNGB3, AAV-CNGA3, AAV-RPE65 and AAV-AQP1 are our most advanced product candidates, and because some of our other product candidates are based on similar technology, if our Most Advanced Product Candidates show unexpected adverse events or a lack of efficacy in the indications we intend to treat, or if we experience other regulatory or developmental issues, our development plans and business could be significantly harmed. Further, competitors may be developing products with similar technology and may experience problems with their products that could identify problems that would potentially harm our business.

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

We have concentrated a portion of our research and development efforts on our gene therapy platform, which uses both transduction and gene control technology. Our future success depends on the successful development of these novel therapeutic approaches. To date, very few products that utilize gene transfer have been approved in the United States or Europe. There have been a limited number of clinical trials of gene transduction technologies, with only two product candidates ever approved by the FDA.

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

To date, we have not completed any clinical trials required for the approval of our product candidates. Although we have already begun several Phase 1/2 clinical trials and completed dose escalation of two those Phase 1/2 clinical trials, we may experience delays in conducting any clinical trials and we do not know whether our clinical trials will begin on time, need to be redesigned, recruit and enroll patients on time or be completed on schedule, or at all. Events that may prevent successful or timely completion of clinical development include:

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

•	adding a sufficient number of clinical trial sites; or

•	manufacturing sufficient quantities of our product candidates for use in clinical trials.

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

Our most advanced product candidates, AAV-GAD, AAV-RPGR, AAV-CNGB3, AAV-CNGA3, AAV-RPE65 and AAV-AQP1, will require extensive clinical testing before we are prepared to submit a BLA or MAA for regulatory approval. We cannot predict with any certainty if or when we might complete the clinical development for our product candidates and submit a BLA or MAA for regulatory approval of any of our product candidates or whether any such BLA or MAA will be approved. We may also seek feedback from the FDA, EMA or other regulatory authorities on our clinical development program, and the FDA, EMA or such regulatory authorities may not provide such feedback on a timely basis, or such feedback may not be favorable, which could further delay our development programs.

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

Our projections of the number of people who have the diseases we are seeking to treat, as well as the subset of people with these diseases who have the potential to benefit from treatment with our product candidates, are estimates based on our knowledge and understanding of these diseases. The total addressable market opportunity for our product candidates will ultimately depend upon a number of factors including the diagnosis and treatment criteria included in the final label, if approved for sale in specified indications, acceptance by the medical community, patient access and product pricing and reimbursement. Incidence and prevalence estimates are frequently based on information and assumptions that are not exact and may not be appropriate, and the methodology is forward-looking and speculative. The process we have used in developing an estimated incidence and prevalence range for the indications we are targeting has involved collating limited data from multiple sources. Accordingly, the incidence and prevalence estimates included, or supporting the information, in this Form 10-Q should be viewed with caution. Further, the data and statistical information included, or supporting the information, in this Form 10-Q, including estimates derived from them, may differ from information and estimates made by our competitors or from current or future studies conducted by independent sources.

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

Even if we and / or our Collaboration and License Agreement partner obtain FDA or EMA approval for AAV-GAD, AAV-RPGR, AAV-CNGB3, AAV-CNGA3, AAV-RPE65 or AAV-AQP1 in the United States or European Union, we may never obtain approval for or commercialize it in any other jurisdiction, which would limit our ability to realize their full market potential.

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

As of May 25, 2018, the GDPR replaced the Data Protection Directive with respect to the processing of personal data in the European Union. The GDPR imposes many requirements for controllers and processors of personal data, including, for example, higher standards for obtaining consent from individuals if this is required to process their personal data, more robust disclosures to individuals and a strengthened individual data rights regime, shortened timelines for data breach notifications, limitations on retention and secondary use of personal data, increased requirements pertaining to health data and pseudonymised (i.e., key-coded) data and additional obligations when we contract third-party processors in connection with the processing of the personal data. The GDPR allows EU member states to make additional laws and regulations further limiting the processing of genetic, biometric or health data. Failure to comply with the requirements of GDPR and the applicable national data protection laws of the EU member states may result in fines of up to €20,000,000 or up to 4% of the total worldwide annual turnover of the preceding financial year, whichever is higher, and other administrative penalties.

The U.K. is expected to withdraw from the EU further to a national referendum held on June 23, 2016. The U.K.’s Data Protection Act 2018, or DPA2018, governs the U.K.’s privacy regime and will continue to do so after any withdrawal from EU. The DPA2018 incorporates the GDPR’s text in full, with only minor amendments and further derogations including those pertaining to the processing of health data. Accordingly, the terms of the GDPR, and its significant penalties, will continue to apply in the U.K. after any withdrawal from the EU. At time of writing, it is still unclear whether the U.K. will be granted adequacy by the European Commission (which would allow personal data to flow freely from the EU to the U.K.) In any event, for, at least, an interim period, alternative export mechanisms, such as Model Clauses, will likely need to be put in place to govern the transfer of personal data from the EU to the U.K.

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

Our platform and products focus on the development of gene therapies and gene regulation technology. There are a number of companies developing ocular gene therapy products, including Applied Genetic Technologies Corporation, Biogen, Inc. and Spark Therapeutics, Inc, which is being purchased by Roche Holding AG. There are a number of companies developing gene therapy products for neurodegenerative diseases, including Voyager Therapeutics, Inc., Axovant Sciences Ltd and Prevail Therapeutics. In addition to competition from other gene therapies, any products we may develop may also face competition from other types of therapies, such as small molecule, antibody, protein or other therapies.

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

If any collaborator fails to fulfill its responsibilities in a timely manner, or at all, our research, clinical development, manufacturing or commercialization efforts related to that collaboration could be delayed or terminated, or it may be necessary for us to assume responsibility for expenses or activities that would otherwise have been the responsibility of our collaborator. If we are unable to establish and maintain collaborative relationships on acceptable terms or to successfully transition terminated collaborative agreements, we may have to delay or discontinue further development of one or more of our product candidates, undertake development and commercialization activities at our own expense or find alternative sources of capital. Moreover, any collaborative partners we enter into agreements within the future may shift their priorities and resources away from our product candidates or seek to renegotiate or terminate their relationships with us.

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

We may rely on other third parties from whom we license proprietary technology to file and prosecute patent applications and maintain patents and otherwise protect the intellectual property we license from them. We may have limited control over these activities or any other intellectual property that may be related to our in-licensed intellectual property. For example, we cannot be certain that such activities by these licensors will be conducted in compliance with applicable laws and regulations or will result in valid and enforceable patents and other intellectual property rights. We may have limited control over the manner in which our licensors initiate an infringement proceeding against a third-party infringer of the intellectual property rights, or defend certain of the intellectual property that may be licensed to us. It is possible that the licensors’ infringement proceedings or defense activities may be less vigorous than if we conduct them ourselves. The licensing and acquisition of third-party intellectual property rights is a competitive practice, and companies that may be more established, or have greater resources than we do, may also be pursuing strategies to license or acquire third-party intellectual property rights that we may consider necessary or attractive in order to commercialize our product candidates. More established companies may have a competitive advantage over us due to their larger size and cash resources or greater clinical development and commercialization capabilities. There can be no assurance that we will be able to successfully complete such negotiations and ultimately acquire the rights to the intellectual property surrounding the additional product candidates that we may seek to acquire. If we are unable to obtain and maintain patent protection for our technology and product candidates or if the scope of the patent protection obtained is not sufficiently broad, we may not be able to compete effectively in our markets.

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

As of June 30, 2019, we had 109 full-time employees. We will need to significantly expand our organization, and we may have difficulty identifying, hiring and integrating new personnel. Future growth would impose significant additional responsibilities on our management, including the need to identify, recruit, maintain, motivate and integrate additional employees, consultants and contractors. Also, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If our management is unable to effectively manage our expected growth, our expenses may increase more than expected, our potential ability to generate revenue could be reduced and we may not be able to implement our business strategy. Many of the biotechnology companies that we compete against for qualified personnel and consultants have greater financial and other resources, different risk profiles and a longer history in the industry than we do. If we are unable to continue to attract and retain high-quality personnel and consultants, the rate and success at which we can discover and develop product candidates and operate our business will be limited.

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

The terms of any withdrawal are subject to a complex and ongoing negotiation between the United Kingdom and the European Union whose result and timing remain unclear and which has created significant political and economic uncertainty about the future trading relationship between the United Kingdom and the European Union in the event of a withdrawal, particularly in light of the possibility that an immediate, so-called “no deal” withdrawal could occur without a negotiated agreement. Lack of clarity about future U.K. laws and regulations as the United Kingdom determines which EU-derived laws and regulations to replace or replicate as part of a withdrawal, including healthcare and pharmaceutical regulations; financial laws and regulations; tax and free trade agreements; tax and customs laws, intellectual property rights; environmental, health, and safety laws and regulations; immigration laws; employment laws; and transport laws, could decrease foreign direct investment in the United Kingdom, increase costs, disrupt supply chains, depress economic activity, and restrict our access to capital. If the United Kingdom and the European Union are unable to negotiate mutually acceptable withdrawal terms or if other EU member states pursue withdrawal, barrier-free access between the U.K. and other EU member states or among the European economic area overall could be diminished or eliminated. These developments, or the perception that any of them could occur, have had and may continue to have a significant adverse effect on global economic conditions and the stability of global financial markets, and could significantly reduce global market liquidity and restrict the ability of key market participants to operate in certain financial markets. Asset valuations, currency exchange rates, and credit ratings have been and may continue to be especially subject to increased market volatility. In addition, changes to U.K. border and immigration policy could occur as a result of any withdrawal, affecting our ability to recruit and retain employees from outside the United Kingdom. Any of these factors could have an adverse effect on our business, financial condition, results of operations, and prospects.

Further, the vote for the United Kingdom’s withdrawal from the European Union has resulted in a decision to move the EMA from the United Kingdom to the Netherlands. This transition has caused, and may continue to cause, disruption in the administrative and medical scientific links between the EMA and the UK Medicines and Healthcare products Regulatory Agency, or the MHRA, including delays in granting clinical trial authorization or marketing authorization, disruption of importation and export of active substance and other components of new drug formulations, and disruption of the supply chain for clinical trial product and final authorized formulations. The cumulative effects of the disruption to the regulatory framework may add considerably to the development lead time to marketing authorization and commercialization of products in the European Union and/or the United Kingdom.

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

Our share price is likely to be volatile. The stock market in general and the market for smaller biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, you may not be able to sell your ordinary shares at or above your purchase price. The market price for our ordinary shares may be influenced by many factors, including:

•	the success of competitive products or technologies;

•	actual or expected changes in our growth rate relative to our competitors;

•	results of clinical trials of our product candidates or those of our competitors;

•	developments related to our existing or any future collaborations;

•	regulatory or legal developments in the United States and other countries;

•	development of new product candidates that may address our markets and make our product candidates less attractive;

•	changes in physician, hospital or healthcare provider practices that may make our product candidates less useful;

•	announcements by us, our partners or our competitors of significant acquisitions, strategic partnerships, joint ventures, collaborations or capital commitments;

•	developments or disputes concerning patent applications, issued patents or other proprietary rights;

•	the recruitment or departure of key personnel;

•	the level of expenses related to any of our product candidates or clinical development programs;

•	failure to meet or exceed financial estimates and projections of the investment community or that we provide to the public;

•	the results of our efforts to discover, develop, acquire or in-license additional product candidates or products;

•	actual or expected changes in estimates as to financial results, development timelines or recommendations by securities analysts;

•	variations in our financial results or those of companies that are perceived to be similar to us;

•	changes in the structure of healthcare payment systems;

•	market conditions in the pharmaceutical and biotechnology sectors;

•	general economic, industry and market conditions;

•	changes in accounting principles; and

•	the other factors described in this “Item 1A. Risk Factors” section and elsewhere in this Form 10-Q.

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

As of June 30, 2019, our executive officers, directors and shareholders who owned more than 5% of our outstanding ordinary shares and their respective affiliates, in the aggregate, hold ordinary shares representing approximately 65.0% of our outstanding ordinary shares.

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

All lock-up agreements entered into in connection with our IPO expired on December 5, 2018. Subject to any applicable lockup agreement described below, our outstanding ordinary shares may be freely sold in the public market at any time to the extent permitted by Rules 144 and 701 under the Securities Act, or to the extent that such shares have already been registered under the Securities Act and are held by non-affiliates of ours. Moreover, certain holders of ordinary shares have rights, subject to specified conditions, to require us to file registration statements covering their shares or to include their ordinary shares in registration statements that we may file for ourselves or other shareholders, until such shares can otherwise be sold without restriction under Rule 144 or until the rights terminate pursuant to the terms of the shareholders agreement between us and such holders. We also have registered all ordinary shares that we may issue under our equity compensation plans or that are issuable upon exercise of outstanding options. Upon issuance, these ordinary shares can be freely sold in the public market, subject to volume limitations applicable to affiliates and any applicable lock-up agreements. Furthermore, we and our executive officers, directors and certain of our shareholders have agreed with the underwriters that, subject to certain exceptions, we and they will not directly or indirectly sell or otherwise transfer their ordinary shares for a period of 90 days after the completion of the offering.

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

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”), and may remain an emerging growth company until the last day of the fiscal year following the fifth anniversary of our IPO. However, if certain events occur prior to the end of such five-year period, including if we become a “large accelerated filer,” our annual gross revenues exceed $1.07 billion or we issue more than $1.0 billion of non-convertible debt in any three-year period, we will cease to be an emerging growth company prior to the end of such five-year period. For so long as we remain an emerging growth company, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include:

•

being permitted to provide only two years of audited financial statements, in addition to any required unaudited interim financial statements, with correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure in this Form 10-Q;

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

Under Cayman Islands law, we may only make distributions by way of dividend out of profits, or out of our share premium account (provided that immediately following the date that the dividend is proposed to be paid we are able to pay our debts as they fall due in the ordinary course of business). We have never declared or paid any cash dividends on our ordinary shares. We currently anticipate that we will retain future earnings for the development, operation and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future. As a result, capital appreciation, if any, of our ordinary shares would be your sole source of gain on an investment in our ordinary shares for the foreseeable future. See the “Dividend Policy” section of the Form 10-K for the year ended December 31, 2018 for additional information.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On June 12, 2018, we completed our IPO and issued and sold 5,000,000 ordinary shares at a price to the public of $15.00 per share receiving $65.3 million in proceeds after deducting underwriting discounts and commissions and offering expenses payable by us. There has been no material change in the expected use of the net proceeds from our IPO as described in our Prospectus. As of June 30, 2019, we had used all of such net proceeds.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

The information regarding the New York sublease and the London lease set forth in Notes 9 and 11, respectively, to our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q is incorporated herein by reference.

Item 6. Exhibits.

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith

3.1	Amended and Restated Articles of Association of MeiraGTx, LLC.					*

3.2	Amended and Restated Articles of Association of MeiraGTx, LLC, Redlined to Show Amendments Effective June 19, 2019					*

10.1†	Separation and Release Agreement, dated June 3, 2019, between MeiraGTx Holdings plc and Katherine Breedis.	8-K	001-38520	10.1	6/4/2019

10.2	License and Sub-Lease Agreement, dated May 31, 2019, between MeiraGTx LLC and Imclone Systems, LLC.					*

10.3	Agreement for Lease with Landlord’s Refurbishment Works, dated May 29, 2019, between MeiraGTx UK II Limited and Provost 1 Limited and Provost 2 Limited, including agreed form of Lease between MeiraGTx UK II Limited and Provost 1 Limited and Provost 2 Limited.					*

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**

101.INS	XBRL Instance Document					*

101.SCH	XBRL Taxonomy Extension Schema Document					*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					*

*	Filed herewith.
**	Furnished herewith.
†	Denotes a management contract or compensation plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Company Name

Date: August 7, 2019	By:	/s/ Alexandria Forbes
Alexandria Forbes
Chief Executive Officer
(principal executive officer and authorized signatory)

Date: August 7, 2019	By:	/s/ Richard Giroux
Richard Giroux
Chief Financial Officer and Chief Operating Officer
(principal financial officer and principal accounting officer)