Form 10-Q
period 2019-09-30
MeiraGTx Holdings plc
filed 2019-11-07
CIK 1735438

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-38520

MeiraGTx Holdings plc

(Exact Name of Registrant as Specified in its Charter)

Cayman Islands	Not applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

450 East 29th Street, 15th Floor New York, NY	10016
(Address of principal executive offices)	(Zip Code)

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

As of October 31, 2019, the registrant had 36,571,722 ordinary shares, $0.00003881 par value per share, outstanding.

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

i

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2019	2018
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$253,330,623	$68,080,175
Prepaid expenses	6,248,981	1,937,785
Other current assets	11,509,144	4,634,105

Total Current Assets	271,088,748	74,652,065
Right-of-use assets	28,801,757	—
Property and equipment, net	16,899,147	22,014,237
Security deposits	839,149	105,085
Restricted cash	123,376	123,376

TOTAL ASSETS	$317,752,177	$96,894,763

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,798,441	$3,042,861
Accrued expenses	9,346,895	11,991,697
Lease obligations, current	2,028,689	27,199
Deferred revenue - related party, current	24,115,777	—
Other current liabilities	—	437,053

Total Current Liabilities	39,289,802	15,498,810
Deferred revenue - related party	62,837,715	—
Lease obligations	20,600,077	7,097
Deferred rent	—	201,264
Asset retirement obligations	131,213	128,119

TOTAL LIABILITIES	122,858,807	15,835,290

COMMITMENTS
SHAREHOLDERS’ EQUITY:
Ordinary Shares, $0.00003881 par value, 1,288,327,750 authorized 36,571,722 issued and outstanding at September 30, 2019 27,386,632 issued and outstanding at December 31, 2018	1,420	1,064
Capital in excess of par value	390,053,479	229,054,460
Accumulated other comprehensive income	2,393,372	293,666
Accumulated deficit	(197,554,901)	(148,289,717)

Total Shareholders’ Equity	194,893,370	81,059,473

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$317,752,177	$96,894,763

See Notes to Condensed Consolidated Financial Statements

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

	For the Three-Month Period Ended September 30,		For the Nine-Month Period Ended September 30,
	2019	2018	2019	2018
License revenue - related party	$3,582,586	$—	$6,349,222	$—

Operating expenses:
General and administrative	$9,874,810	$6,629,052	$31,811,456	$35,129,120
Research and development	4,614,446	8,109,160	27,362,432	22,827,176

Total operating expenses	14,489,256	14,738,212	59,173,888	57,956,296

Loss from operations	(10,906,670)	(14,738,212)	(52,824,666)	(57,956,296)
Other non-operating income (expense):
Foreign currency gain (loss)	115,470	(677,488)	3,117,047	(2,425,488)
Change in fair value of warrant liability	—	—	—	(1,514,775)
Other income	—	—	—	83,075
Interest income	959	264	40,686	50,926
Interest expense	(9,283)	(9,508)	(28,311)	(46,571)

Loss before income taxes	(10,799,524)	(15,424,944)	(49,695,244)	(61,809,129)
Benefit for income taxes	338,670	—	430,060	—

Net loss	(10,460,854)	(15,424,944)	(49,265,184)	(61,809,129)
Other comprehensive income:
Foreign currency translation, net of tax of $338,670 and $0 for the three-month periods ended September 30, 2019 and 2018, respectively and $430,060 and $0 for the nine-month periods ended September 30, 2019 and 2018, respectively	1,653,507	508,758	2,099,706	1,730,000

Total comprehensive loss	$(8,807,347)	$(14,916,186)	$(47,165,478)	$(60,079,129)

Net loss	$(10,460,854)	$(15,424,944)	$(49,265,184)	$(61,809,129)
Accretion on convertible preferred C shares and warrants	—	—	—	(1,806,512)

Adjusted net loss	$(10,460,854)	$(15,424,944)	$(49,265,184)	$(63,615,641)

Basic and diluted adjusted net loss per ordinary share	$(0.30)	$(0.59)	$(1.53)	$(3.89)

Weighted-average number of ordinary shares outstanding	34,663,623	26,340,450	32,111,733	16,355,849

See Notes to Condensed Consolidated Financial Statements

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

AS OF SEPTEMBER 30, 2019

(unaudited)

				Accumulated Other		Total
	Ordinary		Capital in Excess	Comprehensive	Accumulated	Shareholders’
	Shares	Amount	of Par Value	Income	Deficit	Equity
Balance at December 31, 2018	27,386,632	$1,064	$229,054,460	$293,666	$(148,289,717)	$81,059,473
Issuance of ordinary shares in connection with a license agreement	158,832	6	1,966,334	—	—	1,966,340
Sale of ordinary shares in connection with private placement, net of issuance costs of $2,426,953	5,797,102	225	77,572,822	—	—	77,573,047
Share-based compensation	—	—	2,934,991	—	—	2,934,991
Foreign currency translation	—	—	—	(1,133,683)	—	(1,133,683)
Net loss for the three-month period ended March 31, 2019	—	—	—	—	(17,981,918)	(17,981,918)

Balance at March 31, 2019	33,342,566	$1,295	$311,528,607	$(840,017)	$(166,271,635)	$144,418,250
Exercise of share options	225	—	1,267	—	—	1,267
Share-based compensation	—	—	4,386,123	—	—	4,386,123
Foreign currency translation, net of income taxes	—	—	—	1,579,882	—	1,579,882
Net loss for the three-month period ended June 30, 2019	—	—	—	—	(20,822,412)	(20,822,412)

Balance at June 30, 2019	33,342,791	$1,295	$315,915,997	$739,865	$(187,094,047)	$129,563,110
Sale of ordinary shares in connection with public offering, net of issuance costs of $5,042,795	3,200,000	124	70,157,088	—	—	70,157,212
Issuance of ordinary shares in connection with payables	19,807	1	421,499	—	—	421,500
Exercise of share options	9,124	—	53,344	—	—	53,344
Share-based compensation	—	—	3,505,551	—	—	3,505,551
Foreign currency translation, net of income taxes of $338,670	—	—	—	1,653,507	—	1,653,507
Net loss for the three-month period ended September 30, 2019	—	—	—	—	(10,460,854)	(10,460,854)

Balance at September 30, 2019	36,571,722	$1,420	390,053,479	2,393,372	(197,554,901)	194,893,370

See Notes to Condensed Consolidated Financial Statements

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED C SHARES AND

SHAREHOLDERS’ (DEFICIT) EQUITY

AS OF SEPTEMBER 30, 2018

(unaudited)

	Convertible Preferred C Shares		Shareholders’ (Deficit) Equity
						Accumulated Other
	Convertible Preferred C		A Ordinary		Capital in Excess	Comprehensive	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	of Par Value	(Loss)	Deficit	(Deficit) Equity
Balance at December 31, 2017	5,005,935	$51,338,631	8,826,190	$342	$20,080,713	$(2,022,477)	$(65,423,843)	$(47,365,265)
Issuance of convertible preferred C shares in connection with payables	129,419	1,356,129	—	—	—	—	—	—
Issuance of convertible preferred C shares in connection with a license agreement	13,360	140,000	—	—	—	—	—	—
Sale of convertible preferred C shares, net of issuance costs	4,212,453	43,851,602	—	—	—	—	—	—
Accretion of issuance costs on convertible preferred C shares	—	94,445	—	—	(94,445)	—	—	(94,445)
Accretion of warrants issued in connection with convertible preferred C shares	—	570,273	—	—	(570,273)	—	—	(570,273)
Share-based compensation	—	—	550,162	22	4,275,713	—	—	4,275,735
Foreign currency translation	—	—	—	—	—	(757,765)	—	(757,765)
Net loss for the three-month period ended March 31, 2018	—	—	—	—	—	—	(16,403,353)	(16,403,353)

Balance at March 31, 2018	9,361,167	$97,351,080	9,376,352	$364	$23,691,708	$(2,780,242)	$(81,827,196)	$(60,915,366)
Sale of convertible preferred C shares, net of issuance costs	1,212,671	$12,307,517	—	—	—	—	—	—
Accretion of issuance costs on convertible preferred C shares	—	666,567	—	—	(666,567)	—	—	(666,567)
Accretion of warrants issued in connection with convertible preferred C shares	—	475,227	—	—	(475,227)	—	—	(475,227)
Exercise of warrants	927,594	9,720,000	—	—	4,194,408	—	—	4,194,408
Conversion of convertible preferred C shares into A ordinary shares	(11,501,432)	(120,520,391)	11,501,432	446	120,519,945	—	—	120,520,391
Sale of ordinary shares in initial public offering, net of issuance costs of $9,541,530	—	—	5,000,000	194	65,458,276	—	—	65,458,470
Share-based compensation	—	—	1,306,348	51	8,357,770	—	—	8,357,821
Foreign currency translation	—	—	—	—	—	1,979,007	—	1,979,007
Net loss for the three-month period ended June 30, 2018	—	—	—	—	—	—	(29,980,832)	(29,980,832)

Balance at June 30, 2018	—	$—	27,184,132	$1,055	$221,080,313	$(801,235)	$(111,808,028)	$108,472,105
Additional issuance costs in connection with A ordinary shares issued in June 2018	—	—	—	—	(134,205)	—	—	(134,205)
Share-based compensation	—	—	—	—	2,922,357	—	—	2,922,357
Foreign currency translation	—	—	—	—	—	508,758	—	508,758
Net loss for the three-month period ended September 30, 2018	—	—	—	—	—	—	(15,424,944)	(15,424,944)

Balance at September 30, 2018	—	$—	27,184,132	$1,055	$223,868,465	$(292,477)	$(127,232,972)	$96,344,071

See Notes to Condensed Consolidated Financial Statements

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Nine-Month Period Ended September 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(49,265,184)	$(61,809,129)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Ordinary shares issued in connection with license agreements	1,966,340	137,658
Share-based compensation expense	10,826,665	15,555,913
Foreign currency (gain) loss	(3,117,047)	2,425,488
Depreciation	1,569,098	1,549,686
Amortization of interest on asset retirement obligation	7,861	10,918
Change in fair value of warrant liability	—	1,514,775
Benefit for income taxes	(430,060)	—
(Increase) decrease in operating assets:
Prepaid expenses	(4,413,356)	(112,440)
Other current assets	(6,358,738)	239,627
Security deposits	(745,275)	(180,980)
Increase (decrease) in operating liabilities:
Accounts payable	1,415,012	(2,337,302)
Accrued expenses	(2,428,405)	(3,496,882)
Other current liabilities	(436,161)	—
Due to Kadmon	—	(861,030)
Deferred revenue	93,120,824	—
Lease obligations	304,713	—
Deferred rent	—	(55,460)

Net cash provided by (used in) operating activities	42,016,287	(47,419,158)

Cash flows from investing activities:
Purchase of property and equipment	(4,230,740)	(2,372,622)

Net cash used in investing activities	(4,230,740)	(2,372,622)

Cash flows from financing activities:
Payments on lease obligations - financing leases	(17,923)	(23,772)
Exercise of warrants	—	9,720,000
Exercise of share options	54,611	—
Proceeds from the sale of ordinary shares	155,200,007	69,750,000
Issuance costs in connection with ordinary shares	(7,469,748)	(4,115,843)
Proceeds from the sale of convertible preferred C shares, net of issuance costs	—	56,849,594
Issuance costs in connection with convertible preferred C shares	—	(690,475)
Payment of note payable	—	(1,442,009)

Net cash provided by financing activities	147,766,947	130,047,495

Net increase in cash, cash equivalents and restricted cash	185,552,494	80,255,715
Effect of exchange rate changes on cash	(302,046)	(243,719)
Cash, cash equivalents and restricted cash at beginning of period	68,203,551	8,672,014

Cash, cash equivalents and restricted cash at end of period	$253,453,999	$88,684,010

Supplemental disclosure of non-cash transactions:
Lease obligations for right-of-use asset	$22,932,582	$—

Issuance of shares in connection with payables	$421,500	$1,356,129

Conversion of convertible preferred C shares into ordinary shares	$—	$120,520,391

Reclassification of warrant liability upon exercise of warrants	$—	$4,194,408

Issuance costs in connection with sale of ordinary shares in accounts payable and accrued expenses at end of period	$—	$309,892

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,219	$31,531

See Notes to Condensed Consolidated Financial Statements

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Basis of Presentation:

The Company

MeiraGTx Holdings plc and subsidiaries (the “Company” or “Meira Holdings”), an exempted company incorporated under the laws of the Cayman Islands, is a clinical-stage biotech company developing novel gene therapy treatments for a wide range of inherited and acquired disorders for which there are few or no effective treatments available. The Company is focused on developing therapies for ocular diseases, including inherited retinal diseases, as well as xerostomia following radiation treatment for head and neck cancers, and neurodegenerative diseases such as Parkinson’s disease (“PD”) and amyotrophic lateral sclerosis (“ALS”). The Company also owns and operates a current good manufacturing practices, or cGMP, multi-product, multi-viral vector manufacturing facility in London, United Kingdom, which includes fill and finish capabilities and can supply the Company’s clinical and potential commercial material.

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

Interim Financial Statements

The accompanying condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, the condensed consolidated financial statements include all adjustments (consisting of normal recurring accruals) necessary in order to make the condensed consolidated financial statements not misleading. Operating results for the nine-month period ended September 30, 2019 are not necessarily indicative of the final results that may be expected for the year ended December 31, 2019. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2018 included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (the “Form 10-K”).

Liquidity

The Company has not yet achieved profitable operations. There is no assurance that profitable operations, if ever achieved, could be sustained on a continuing basis. In addition, development activities, clinical and preclinical testing, and commercialization of the Company’s product candidates will require significant additional financing. The Company’s accumulated deficit at September 30, 2019 totaled $197,554,901, and management expects to incur substantial losses in future periods. The success of the Company is subject to certain risks and uncertainties, including among others, uncertainty of product development; competition in the Company’s field of use; uncertainty of capital availability; uncertainty in the Company’s ability to enter into agreements with collaborative partners; dependence on third parties; and dependence on key personnel. For the nine-months ended September 30, 2019, the Company generated $42,016,287 of positive cash flows from operations. However, prior to the nine-months ended September 30, 2019, the Company did not generate positive cash flows from operations and there are no assurances that the Company will generate positive cash flows in the future. Additionally, there are no assurances that the Company will be successful in obtaining an adequate level of financing for the development and commercialization of its product candidates.

As of September 30, 2019, the Company had cash and cash equivalents in the amount of $253,330,623, which consisted of depository accounts. On January 30, 2019, the Company entered into a collaboration, option and license agreement with Janssen Pharmaceuticals, Inc. (“Janssen”) one of the Janssen Pharmaceuticals Companies of Johnson & Johnson (the “Collaboration Agreement”). Under the terms of the Collaboration Agreement, the Company received an upfront payment of $100,000,000. The Company will also receive funding for certain research, manufacturing, clinical development and commercialization costs, potential additional milestone payments upon the achievement of such milestones and royalties on future net sales of products. The Company estimates that its cash and cash equivalents on hand at September 30, 2019 will be sufficient to cover its expenses for at least the next twelve months from the date of issuance of these condensed consolidated financial statements.

Risks and Uncertainties

The Company operates in an industry that is subject to intense competition, government regulation and rapid technological change. The Company’s operations are subject to significant risk and uncertainties including financial, operational, technological, regulatory and other risks, including the potential risk of business failure.

The Company’s capital resources and operations to date have been funded primarily with the proceeds from the Collaboration Agreement, private and public equity offerings and the IPO. In the future, the Company may seek to raise additional capital through equity offerings, debt financings, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements or other sources to enable it to complete the development and potential commercialization of its product candidates.

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

The table below represents the values of the Company’s financial assets and liabilities that are required to be measured at fair value on a recurring basis:

	Fair Value Measurement Using:
		Significant	Significant Other	Significant
Description	September 30, 2019	Observable Inputs (Level 1)	Observable Inputs (Level 2)	Unobservable (Level 3)
Restricted cash	$123,376	$123,376	$—	$—

Asset retirement obligations	$131,213	$—	$—	$131,213

	Fair Value Measurement Using:
		Significant	Significant Other	Significant
Description	December 31, 2018	Observable Inputs (Level 1)	Observable Inputs (Level 2)	Unobservable (Level 3)
Restricted cash	$123,376	$123,376	$—	$—

Asset retirement obligations	$128,119	$—	$—	$128,119

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

The change in asset retirement obligations is as follows:

	September 30, 2019	December 31, 2018
Balance at beginning of period	$128,119	$178,419
Additional asset retirement obligations during the period	—	69,286
Amortization of interest	7,861	(38,301)
Change in estimate	—	(99,090)
Effects of exchange rate	(4,767)	17,805

Balance at end of period	$131,213	$128,119

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

Amounts received prior to satisfying the revenue recognition criteria are recognized as deferred revenue in the Company’s condensed consolidated balance sheet. Amounts expected to be recognized as revenue within the 12 months following the balance sheet date are classified as deferred revenue – related party, current. Amounts not expected to be recognized as revenue within the 12 months following the balance sheet date are classified as deferred revenue – related party.

The Company’s collaboration revenue arrangements include the following:

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

Segment Information

Management has concluded it has a single reporting segment for purposes of reporting financial condition and results of operations.

The Company’s license revenue, research funding and deferred revenue from its License and Collaboration Agreement are generated in the United Kingdom.

The following table summarizes non-current assets by geographical area:

	September 30, 2019	December 31, 2018
United States	$13,390,438	$454,568
United Kingdom	33,272,991	21,788,130

	$46,663,429	$22,242,698

Accounting Pronouncements Recently Adopted

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASC 842” or “ASU 2016-02”). The amended guidance requires lessees to recognize lease liabilities and right-of-use assets on the balance sheet for all leases with initial terms longer than 12 months and provides enhanced disclosures on key information of leasing arrangements. In July 2018, further amendments were issued to clarify how to apply certain aspects of the amended lease guidance and to address certain implementation issues. The amended guidance was effective for the Company commencing on January 1, 2019. The adoption of the amended guidance materially affected our consolidated balance sheet and the primary impact was the recognition of minimum commitments at present value of our noncancelable operating leases as lease liabilities and corresponding right-of-use assets. In July 2018, the FASB issued ASU No. 2018-10, which provided narrow amendments to ASU 2016-02 to clarify how to apply the rate implicit in the lease, impairment of the net investment in the lease, lessee reassessment of lease classification, variable payments that depend on an index or rate and certain transition adjustments. In July 2018, the FASB also issued ASU No. 2018-11, which provides targeted improvements to ASU 2016-02 to provide entities the transition option to not apply the standard in the comparative periods presented in the year of adoption. The Company adopted the new standards effective January 1, 2019 using the modified retrospective transition method using the package of practical expedients and a discount rate of 8%, and elected to not apply the standard in the comparative periods presented in the year of adoption. Upon implementation, we recorded a right-of-use asset of $10,836,319, which included a reclassification from property and equipment of a fully paid lease entered into in 2018 in the amount of $7,321,251, and a corresponding lease obligation of $3,716,336.

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

In July 2019, the FASB issued ASU 2019-07, Codification Updates to SEC Sections—Amendments to SEC Paragraphs Pursuant to SEC Final Rule Releases No. 33-10532, Disclosure Update and Simplification, and Nos. 33-10231 and 33-10442, Investment Company Reporting Modernization and Miscellaneous Updates (SEC Update). ASU 2019-07 clarifies or improves the disclosure and presentation requirements of a variety of codification topics by aligning them with the SEC’s regulations, thereby eliminating redundancies and making the codification easier to apply. ASU 2019-07 became effective upon issuance and the adoption of ASU 2019-07, which is applied prospectively, did not have an impact on the Company’s current financial statements.

Recent Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which adds a new Topic 326 to the Codification and removes the thresholds that companies apply to measure credit losses on financial instruments measured at amortized cost, such as loans, receivables, and held-to-maturity debt securities. Under current GAAP, companies generally recognize credit losses when it is probable that the loss has been incurred. The revised guidance will remove all recognition thresholds and will require companies to recognize an allowance for credit losses for the difference between the amortized cost basis of a financial instrument and the amount of amortized cost that the company expects to collect over the instrument’s contractual life. ASU 2016-13 also amends the credit loss measurement guidance for available-for-sale debt securities and beneficial interests in securitized financial assets. The guidance is applicable for fiscal years beginning after December 15, 2019 and interim periods within those years however, the FASB is expected to extend the effective date for smaller reporting companies to fiscal years beginning after December 15, 2022. The Company is currently evaluating the potential impact of the adoption of this standard on its related disclosures.

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

3.	Accrued Expenses

Accrued expenses for the periods presented are comprised of the following:

	September 30, 2019	December 31, 2018
Clinical Trial Costs	$5,509,493	$4,013,094
Compensation and Benefits	1,216,081	5,731,438
Consulting	1,049,451	821,009
Professional Fees	719,222	914,540
Manufacturing Costs	146,160	—
Rent	94,688	122,770
Interest	60,032	40,800
Research and Development	8,145	236,271
Other	543,623	111,775

	$9,346,895	$11,991,697

4.	Share-Based Compensation

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

A summary of the Company’s share option activity related to employees, non-employee members of the board of directors and non-employee consultants as of and for the nine-month period ended September 30, 2019 is as follows:

	Number of Options	Weighted- Average Exercise Price	Aggregate Instrinsic Value
Outstanding at December 31, 2018	3,254,365	$7.64	$6,903,313
Granted	500,000	18.44
Exercised	(9,349)	(5.84)
Forfeited	(21,319)	(9.39)

Outstanding at September 30, 2019	3,723,697	$9.08	$26,795,585

Weighted average remaining contractual life of options outstanding as of December 31, 2018 (yrs)	9.24

Weighted average remaining contractual life of options outstanding as of September 30, 2019 (yrs)	8.60

Options exercisable at December 31, 2018	535,241	$5.79

Options exercisable at September 30, 2019	1,098,211	$6.11

Weighted average remaining contractual life of options exercisable as of December 31, 2018 (yrs)	7.88

Weighted average remaining contractual life of options exercisable as of September 30, 2019 (yrs)	7.52

The total fair value of options vested during the three-month periods ended September 30, 2019 and 2018 was $429,647 and $503,828, respectively.

The total fair value of options vested during the nine-month periods ended September 30, 2019 and 2018 was $2,718,315 and $1,060,177, respectively.

During the three-month periods ended September 30, 2019 and 2018, the Company granted 195,000 and 0 share options, respectively.

During the nine-month periods ended September 30, 2019 and 2018, the Company granted 500,000 and 695,685 share options, respectively.

The grant date fair values of the share options granted were estimated using the Black-Scholes option valuation model with the following ranges of assumptions:

	2019	2018
Risk-free interest rate	2.03 - 2.55%	2.32% - 2.84%
Expected volatility	90%	90%
Expected dividend yield	0%	0%
Expected life (in years)	6.1	5.5 - 9.5

As of September 30, 2019, the total compensation expense relating to unvested options granted that had not yet been recognized was $18,626,465, which is expected to be realized over a period of 3.75 years. The Company will issue shares upon exercise of options from ordinary shares reserved.

The weighted-average grant date fair value of options granted during the nine-month periods ended September 30, 2019 and 2018 was $13.86 and $4.46, respectively.

Restricted Ordinary Shares

In 2015, in connection with certain service and consulting agreements, certain employees and a consultant were awarded an aggregate of 867,935 restricted ordinary shares of the Company. Such shares were subject to forfeiture over a three-year service period. The shares granted to the consultant and employees were valued at $7.72 and $7.76 per share, respectively, and the related share-based compensation expense was included in loss from operations over the requisite service period. As of September 30, 2019, all such shares are no longer subject to forfeiture as the three-year service period has been completed.

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

Total compensation expense in connection with the issuance of those restricted ordinary shares, in the amount of $5,587,546 and $3,405,274, of which $3,265,872 and $1,992,182 was share-based, was recorded as general and administrative expense during the three-month periods ended September 30, 2019 and 2018, respectively.

Total compensation expense in connection with the issuance of those restricted ordinary shares, in the amount of $11,840,200 and $17,026,140, of which $4,898,808 and $8,523,932 was share-based, was recorded as general and administrative expense during the nine-month periods ended September 30, 2019 and 2018, respectively.

A summary of the restricted ordinary shares is as follows:

	Ordinary Shares	$ Value
Non-vested at December 31, 2018	653,174	$9,797,610
Vested during nine-month period ended September 30, 2019	(326,586)	(4,898,790)

Non-vested at September 30, 2019	326,588	$4,898,820

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

During the three-month and nine-month periods ended September 30, 2019 and 2018 the Company recognized total share-based compensation expense in the accompanying condensed consolidated statements of operations and comprehensive loss as follows:

	Three-month periods ended September 30,
	2019	2018
Research and development	$1,131,659	$1,040,499
General and administrative	2,373,892	1,881,858

Total share based compensation	$3,505,551	$2,922,357

	Nine-month periods ended September 30,
	2019	2018
Research and development	$2,828,944	$2,931,010
General and administrative	7,997,721	12,624,903

Total share based compensation	$10,826,665	$15,555,913

The Company does not expect to realize any tax benefits from its share option activity or the recognition of share-based compensation expense because the Company currently has net operating losses and has a full valuation allowance against its deferred tax assets. Accordingly, no amounts related to excess tax benefits have been reported in cash flows from operations or cash flows from financing activities for the three-month and nine-month periods ended September 30, 2019 and 2018.

5.	Ordinary Shares

Private Placement

On February 27, 2019, the Company issued 5,797,102 ordinary shares in a private placement for gross proceeds of $80 million, excluding offering costs of approximately $2.4 million. Johnson & Johnson Innovation – JJDC, Inc. (“JJDC”), the investment arm of Johnson and Johnson and owner of Janssen, purchased 2,898,550 of the ordinary shares issued on the same terms and conditions as the other investors in the offering.

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

Public Offering

On August 7, 2019, the Company issued 3,200,000 ordinary shares in a public offering for gross proceeds of $75 million, excluding offering costs of approximately $5.1 million.

License Agreement

As discussed in Note 8, on March 21, 2019, the Company issued 158,832 ordinary shares in connection with a license agreement. In accordance with the license agreement, the cost basis of the shares was based on the closing share price on January 31, 2019.

6.	Net Loss per Ordinary Share

The Company computes net loss per share in accordance with ASC 260-10, Earnings per Share (see Note 2).

Basic and diluted net loss per ordinary share is computed as follows:

	Three-month periods ended September 30,
	2019	2018
Net loss - basic and diluted	$(10,460,854)	$(15,424,944)

Weighted-average ordinary shares outstanding:
Basic and Diluted	34,663,623	26,340,450
Net loss per share:
Basic and Diluted	$(0.30)	$(0.59)

	Nine-month periods ended September 30,
	2019	2018
Net loss - basic and diluted	$(49,265,184)	$(61,809,129)
Accretion of Preferred Shares financing costs	—	(761,012)
Accretion of warrant	—	(1,045,500)

Adjusted net loss - basic and diluted	$(49,265,184)	$(63,615,641)

Weighted-average ordinary shares outstanding:
Basic and Diluted	32,111,733	16,355,849
Adjusted net loss per ordinary share:
Basic and Diluted	$(1.53)	$(3.89)

The following securities are considered to be ordinary share equivalents, but were not included in the computation of diluted net loss per ordinary share because to do so would have been anti-dilutive:

	September 30, 2019	September 30, 2018
Restricted ordinary shares subject to forfeiture	326,588	762,036
Share options	3,723,697	1,629,687

	4,050,285	2,391,723

7.	Income Taxes

The Company did not record a provision for income taxes for the three-month and nine-month periods ended September 30, 2019 and 2018, as the Company has generated losses for all periods.

The Company periodically evaluates the realizability of its net deferred tax assets based on all available evidence, both positive and negative. The realization of net deferred tax assets is dependent on the Company’s ability to generate sufficient future taxable income during periods prior to the expiration of tax attributes to fully utilize these assets. The Company weighed both positive and negative evidence and determined that there is a continued need for a full valuation allowance on its deferred tax assets in the United States and United Kingdom as of September 30, 2019. Should the Company determine that it would be able to realize its remaining deferred tax assets in the foreseeable future, an adjustment to its remaining deferred tax assets would cause a material increase to income in the period such determination is made.

The intraperiod tax allocation guidance requires that we allocate income taxes between continuing operations and other categories of earnings. When we have a year-to-date pre-tax loss from continuing operations and year-to-date pre-tax income in other comprehensive income, applicable GAAP (ASC 740-20-45-7) requires that we allocate the income tax provision to other categories of earnings (including other comprehensive income), and then record a related tax benefit in operations. For the three and nine-month periods ended September 30, 2019, we recognized net income from other comprehensive income while sustaining losses from operations. Because of the required allocation, we recorded an income tax benefit of $338,670 and $430,060, for the three and nine-month periods ended September 30, 2019, respectively, within “benefit for income taxes” and income tax expense of $338,670 and $430,060 within “other comprehensive income” on the Condensed Consolidated Statements of Operations and Comprehensive Loss for the three-month and nine-month periods ended September 30, 2019, respectively.

8.	Related Party Transactions

Collaboration and License Agreements

Janssen Pharmaceuticals, Inc.

On January 30, 2019, the Company entered into a Collaboration Agreement with Janssen for the research, development and commercialization of gene therapies for the treatment of inherited retinal diseases (“IRD”). Under the agreement, Janssen paid the Company a non-refundable upfront fee of $100.0 million. Janssen and the Company will collaborate to develop the Company’s current clinical programs in retinitis pigmentosa and two genetic forms of achromatopsia and Janssen has the exclusive right to commercialize these three product candidates (“Clinical IRD Product Candidates”) globally.

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

On February 27, 2019, in connection with a private placement, the Company issued 2,898,550 ordinary shares to JJDC, the investment arm of Johnson and Johnson and owner of Janssen, on the same terms and conditions as the other investors in the offering. After the offering, JJDC became a related party.

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

During the nine months ended September 30, 2019, the Company received a $100.0 million non-refundable upfront fee from Janssen and allocated this amount plus other variable consideration not subject to constraint to each identified performance obligation using a combination of methods allowable under ASC 606. The Company applies the practical expedient in Topic 606 and does not include disclosures regarding amounts for variable consideration allocated to wholly-unsatisfied performance obligations or wholly-unsatisfied distinct goods that form part of a single performance obligation, if any. This variable consideration includes expected reimbursement of research and development costs. During the three-month and nine-month periods ended September 30, 2019, the Company recognized $3,582,586 and $6,349,222, respectively, of the deferred revenue – related party as license revenue. The Company also recognized $9,303,405 and $13,319,084, respectively, during the three-month and nine-month periods ended September 30, 2019 related to the reimbursement of research and development expenses which was recorded as an offset to research and development expenses. As of September 30, 2019, the Company expects to recognize the remaining $93,650,778 in deferred revenue associated with the non-refundable upfront fee over the estimated research and development period using the cost-to-cost input method over an estimated period of approximately 7.25 years.

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

Upon execution of the agreement, Janssen paid the stage 1 fee in the amount of $658,667 and such payment was recorded as deferred revenue – related party. The stage 1 fee was being amortized over the estimated research term of eight months. During the three- month and nine-month periods ended September 30, 2019, the Company amortized $0 and $444,399, respectively, of the deferred revenue, which was recorded as an offset to research and development expenses. Additionally, the stage two fee, in the amount of $328,524 was recorded and fully amortized during the three-month period ended September 30, 2019. As of September 30, 2019, the stage 1 and stage 2 fees have been fully amortized.

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

Total research and development expenses under this agreement for the three-month periods ended September 30, 2019 and 2018 were approximately $72,000 and $137,000, respectively.

Total research and development expenses under this agreement for the nine-month periods ended September 30, 2019 and 2018 were approximately $245,000 and $509,000, respectively.

Future obligations, under the agreement equal £82,941, or approximately $101,931, through October 2020.

The amount due to UCL under this master services agreement at September 30, 2019 and December 31, 2018 is $480,825 and $389,101, respectively, and is included in accounts payable and accrued expenses on the condensed consolidated balance sheets.

License Agreement

Effective February 4, 2015, the Company entered into an exclusive worldwide license agreement with UCL Business, PLC (“UCL Business”), to develop up to eight programs using certain ocular gene therapy technology. Under the terms of the agreement, the Company had agreed to pay UCL Business certain sales milestone payments, if achieved, in the aggregate amount of £39.8 million, or approximately $48.9 million using the exchange rate at September 30, 2019, and royalties on net sales, as defined upon commercialization. Additionally, the Company is responsible for all patent prosecution and maintenance costs incurred and has also agreed to pay UCL Business an annual maintenance fee of £50,000, or approximately $65,000, until the first commercial sale of a product. The agreement terminates upon the later of (i) the last valid claim in a relevant product, (ii) the expiration of regulatory exclusivity to all licensed products, or (iii) the 10th anniversary of the first commercial sale of a product.

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

The Company’s obligation to pay UCL Business a share of certain sublicensing revenues, as was provided under the February 4, 2015 agreement, has been removed from each of the stand-alone agreements with respect to the IRD programs listed above. Each of the stand-alone agreements now reflects terms substantially similar to those of the February 4, 2015 agreement.

Additionally, under the new stand-alone agreement related to CNGB3 the Company paid UCL Business an upfront payment of £1,500,000, or approximately $1,976,000, and issued 158,832 of the Company’s ordinary shares, which were valued at £1,500,000, or approximately $1,966,000.

The Company did not incur any research and development expenses under the agreements during the three-month periods ended September 30, 2019 and 2018.

The Company incurred research and development expenses under the agreements in the amount of $4,111,876, inclusive of the amendment payments of approximately $3,942,000, and $219,863 during the nine-month periods ended September 30, 2019 and 2018, respectively.

Leases

ARE Lease

Effective July 1, 2016, the Company entered into a non-cancellable operating lease (the “ARE Lease”) for laboratory and related office facilities in New York with ARE-East River Science Park, LLC (“ARE”). The ARE Lease provides for monthly base rent and property management fees, including rent escalations and rent holidays, plus operating expenses during the lease term, which expires on December 31, 2021. The Company records monthly rent expense on a straight-line basis from July 1, 2016 through December 31, 2021. As of December 31, 2018, the balance of deferred rent, representing the difference between cash rent paid and straight-line rent expense, was $201,264. As of September 30, 2019, and in accordance with ASC 842, the difference between cash rent paid and straight-line rent expense of $167,480 is reflected in the right-of-use asset.

Total rent expense under this operating lease was $121,890 and $121,888 for the three-month periods ended September 30, 2019 and 2018, respectively.

Total rent expense under this operating lease was $365,666 and $365,668 for the nine-month periods ended September 30, 2019 and 2018, respectively.

As of September 30, 2019, the aggregate future minimum rental payments under this lease are $1,264,493.

In connection with the signing of this lease, the Company entered into a standby letter of credit agreement for $122,866, which serves as a security deposit for the premises. The standby letter of credit initially expired on July 7, 2017, and is automatically renewed annually through July 7, 2021. This standby letter of credit is secured with restricted cash in a money market account.

The aggregate future minimum rental payments under this lease as of September 30, 2019 for years ending December 31 are as follows:

2019	$136,224
2020	554,432
2021	573,837

Total future rent payments	$1,264,493

Kadmon Lease

The Company is currently leasing office space on a month-to-month basis from Kadmon Corporation, LLC (“Kadmon”).

During the three-month periods ended September 30, 2019 and 2018, the Company incurred rent charges from Kadmon, in the amount of $145,755 and $140,805, respectively, which are included in loss from operations.

During the nine-month periods ended September 30, 2019 and 2018, the Company incurred rent charges from Kadmon, in the amount of $430,649 and $416,479, respectively, which are included in loss from operations.

During the three-month periods ended September 30, 2019 and 2018, the Company made cash payments totaling $145,755 and $140,954, respectively, to Kadmon.

During the nine-month periods ended September 30, 2019 and 2018, the Company made cash payments totaling $430,649 and $1,284,258, respectively, to Kadmon.

The were no amounts due to Kadmon at September 30, 2019 and December 31, 2018.

9.	Leases

We account for leases in accordance with ASC 842. We determine if an arrangement is a lease at contract inception. A lease exists when a contract conveys the right to control the use of identified property, plant, or equipment for a period of time in exchange for consideration. The definition of a lease embodies two conditions: (1) there is an identified asset in the contract that is land or a depreciable asset (i.e., property, plant, and equipment), and (2) we have the right to control the use of the identified asset. We account for the lease and non-lease components as a single lease component.

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

We adopted ASU 2016-02 using a modified retrospective transition approach as of the effective date as permitted by the amendments in ASU 2018-11, which provides an alternative modified retrospective transition method. As a result, we were not required to adjust our comparative period financial information for effects of the standard or make the new required lease disclosures for periods before the date of adoption (i.e., January 1, 2019). We have elected to adopt the package of transition practical expedients and, therefore, have not reassessed (1) whether existing or expired contracts contain a lease, (2) lease classification for existing or expired leases or (3) the accounting for initial direct costs that were previously capitalized. We did not elect the practical expedient to use hindsight for leases existing at the adoption date. Further, we do not expect the amendments in ASU 2018-01: Land Easement Practical Expedient to have an effect on us because we do not enter into land easement arrangements.

New York Sublease

Effective May 31, 2019, the Company entered into a non-cancelable operating sublease with a non-related third party for laboratory and office space in New York. The lease, which expires on October 31, 2026, provides for monthly base rent and property management fees, including rent escalations and rent holidays, plus operating expenses during the lease term. The Company records monthly rent expense on a straight-line basis from June 20, 2019, the date the Company was allowed to access the leased premises, through October 31, 2026, when the sublease is set to terminate. In conjunction with this operating sublease, the Company recognized an initial operating lease right-of-use asset and corresponding operating lease liability of $12.2 million which is included in right-of-use assets and lease obligations on the condensed consolidated balance sheets.

There were cash payments made under this operating lease for the three-month and nine-month periods ended September 30, 2019.

Total rent expense recognized under this operating lease was $90,000 for the three-month and nine-month periods ended September 30, 2019.

Tudor Street Lease

Effective June 11, 2019, the Company entered into a non-cancelable operating lease with a non-related third party for warehouse space in London. The lease, which expires on June 10, 2029, provides for quarterly base rent and operating expenses during the lease term. The Company has the right to terminate this lease on June 10, 2024 by giving the landlord notice at least six months prior to such date. If the Company does not terminate the lease on June 10, 2024, the annual rent is subject to a one-time adjustment based on the then current market conditions on June 11, 2024. As the Company does not expect to exercise its right to terminate the lease prior to the expiration date, the Company records monthly rent expense on a straight-line basis from June 11, 2019, the date the Company took possession of the leased premises, through June 10, 2029, when the lease is set to terminate. In conjunction with this operating lease, the Company recognized an initial operating lease right-of-use asset and corresponding operating lease liability of £1.2 million, or approximately $1.5 million, which is included in right-of-use assets and lease obligations on the condensed consolidated balance sheets.

Total cash payments made under this operating lease were £42,600, or approximately $52,000, for the three-month period ended September 30, 2019.

Total rent expense recognized under this operating lease was £85,200, or approximately $105,000, for the three-month period ended September 30, 2019.

Provost Street Lease

On May 29, 2019, Meira UK II entered into an Agreement for Lease with an unrelated third party which provided a license to lease an entire building consisting of five floors of office and laboratory space in London. The leased premises were being renovated by the landlord with such renovations being completed in September 2019. Upon completion of the landlord renovations, the Company entered into a non-cancellable operating lease, which expires on September 8, 2029. The lease provides for quarterly base rent, including a rent holiday at the commencement of the lease, plus operating expenses during the lease term. The Company has the right to terminate this lease on September 8, 2024 by giving the landlord notice at least six months prior to such date. If the Company does not terminate the lease on September 8, 2024, the annual rent is subject to a one-time adjustment based on the then current market conditions on September 9, 2024. As the Company does not expect to exercise its right to terminate the lease prior to the expiration date, the Company records monthly rent expense on a straight-line basis from September 11, 2019, the date the Company took possession of the lease, through September 8, 2029 when the lease is set to terminate. In conjunction with this operating lease, the Company recognized an operating lease right-of-use asset and corresponding operating lease liability of £4.8 million, or approximately $5.9 million using the exchange rate at September 30, 2019, which is included in right-of-use assets and lease obligations on the condensed consolidated balance sheets.

Total cash payments made under this operating lease were £0, for the three-month period ended September 30, 2019.

Total rent expense recognized under this operating lease was £0 for the three-month period ended September 30, 2019.

We have commitments under operating leases for laboratory and office space. We also have finance leases for manufacturing space and office equipment. Our leases have initial lease terms ranging from 3 years to 108 years. Certain lease agreements contain provisions for future rent increases. Payments due under the lease contracts include fixed payments.

As of September 30, 2019, we have short term lease commitments amounting to approximately $100,000 on a monthly basis for three leases for office space that are month-to-month leases.

The components of lease cost for the three-month and nine-month periods ended September 30, 2019 are as follows:

	Three Months	Nine Months
	Ended	Ended
	9/30/2019	9/30/2019
Finance lease cost
Amortization of right-of-use assets	$64,181	$218,552
Interest on lease liabilities	606	1,598

Total Finance Lease Cost	64,787	220,150
Operating lease cost	897,310	1,324,474
Short-term lease cost	245,385	904,166

Total lease cost	$1,207,482	$2,448,790

Amounts reported in the condensed consolidated balance sheets for leases where we are the lessee as of the period ended September 30, 2019 were as follows:

	September 30,
	2019
Operating leases
Right of Use Asset	22,106,415
Capitalized Lease Obligations	22,612,395
Finance leases
Right-of-Use Asset	6,695,342
Capitalized Lease Obligations	16,371
Weighted-Average Remaining Lease Term
Operating leases	8.1	years
Finance leases	107.3	years
Weighted-Average Discount Rate
Operating Leases	8.5%
Finance Leases	6.9%

Other information related to leases as of the three-month and nine-month periods ended September 30, 2019 are as follows:

	Three Months	Nine Months
	Ended	Ended
	9/30/2019	9/30/2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	6,857	20,223
Operating cash flows from operating leases	355,792	847,608
Financing cash flows from finance leases	321	1,313
Right-of-use assets obtained in exchange for lease liabilities
Operating leases	5,938,426	22,932,582
Finance leases	—	—

Future minimum lease payments under non-cancellable leases as of September 30, 2019 are as follows:

	Operating Leases	Finance Leases
2019	853,350	9,572
2020	4,012,039	7,179
2021	4,346,557	—
2022	3,839,442	—
2023	3,908,165	—
Thereafter	13,997,959	—

Total undiscounted lease payments	30,957,512	16,751
Less: Imputed interest	(8,345,117)	(380)

Total lease liabilities	22,612,395	16,371

10.	Commitments

There were no new material commitments entered into during the nine months ended September 30, 2019.

11.	Subsequent Events

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

We are an exempted company incorporated under the laws of the Cayman Islands in 2018, and prior to that, we commenced operations as MeiraGTx Limited, a private limited company incorporated under the laws of England and Wales in 2015. Our discussion of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). Since our formation, we have devoted substantially all of our resources to developing our technology platform, establishing our viral vector manufacturing facilities and developing manufacturing processes, advancing the product candidates in our ophthalmology, salivary gland and neurodegenerative disease programs, building our intellectual property portfolio, organizing and staffing our company, developing our business plan, raising capital, and providing general and administrative support for these operations. In 2016, we completed the acquisition of assets held by BRI-Alzan, Inc., a Delaware corporation, including a worldwide license agreement to develop certain preclinical technology for the treatment of amyotrophic lateral sclerosis (“ALS”). In October 2018, we acquired Vector Neurosciences, Inc., a Delaware corporation. In connection with that acquisition, we acquired its rights to the clinical stage gene therapy product candidate adeno-associated virus encoding glutamic acid decarboxylase (“AAV-GAD”) gene therapy program which had completed a randomized, sham-controlled Phase 2 study for treatment of Parkinson’s disease. To date, we have financed our operations primarily with cash on hand and proceeds from the sales of our Series A ordinary shares, Convertible Preferred C Shares and ordinary shares. Through September 30, 2019, we received gross proceeds of approximately $358.7 million from sales of our ordinary shares, Series A ordinary shares and Convertible Preferred C Shares and $100.0 million from the collaboration, option and license agreement with Janssen Pharmaceuticals, Inc. (“Janssen”), one of the Janssen Pharmaceuticals Companies of Johnson & Johnson (the “Collaboration and License Agreement”). As of September 30, 2019, we had cash and cash equivalents of $253.3 million.

We are a clinical stage company and have not generated any product revenues to date. We have six clinical programs and a pipeline of preclinical programs. Since inception, we have incurred significant operating losses. Our net losses for the three months ended September 30, 2019 and 2018 were $10.5 million and $15.4 million, respectively. For the nine months ended September 30, 2019 and 2018, our net losses were $49.3 million and $61.8 million, respectively. As of September 30, 2019, we had an accumulated deficit of $197.6 million. We do not expect to generate revenue from sales of any products for several years, if at all. In March 2019, we received an upfront payment in the amount of $100.0 million from the Collaboration and License Agreement. Additionally, pursuant to the Collaboration and License Agreement, we are eligible to receive research and development funding and potential milestone payments and royalties.

Our total operating expenses were $59.2 million and $58.0 million for the nine months ended September 30, 2019 and 2018, respectively. While we expect our operating expenses to increase substantially in connection with our ongoing development activities related to our product candidates, we believe that these increases will be partially offset by the research funding in connection with the Collaboration and License Agreement. We anticipate that our expenses will increase due to costs associated with our clinical development program targeting achromatopsia due to mutations in the CNGB3 or CNGA3 gene, inherited retinal dystrophy caused by mutations in RPE65, and X-linked retinitis pigmentosa, or XLRP. In addition, we expect to continue incurring increasing costs associated with our clinical activities for AAV-AQP1 for the treatment of radiation-induced xerostomia and xerostomia associated with Sjogren’s syndrome. We are currently working with regulatory agencies to determine the path forward for clinical development of AAV-GAD. We also expect to incur expenses related to research activities in additional therapeutic areas to expand our pipeline, hiring additional personnel in manufacturing, research, clinical operations, quality and other functional areas, and associated cash and share-based compensation expense, as well as the further development of internal manufacturing capabilities and capacity and other associated costs including the management of our intellectual property portfolio.

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

Based on our cash and cash equivalents at September 30, 2019, we estimate that such funds will be sufficient to enable us to fund our operating expenses and capital expenditure requirements into 2022. We have based these estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. See “Liquidity and Capital Resources.” Because of the numerous risks and uncertainties associated with the development of our product candidates, any future product candidates, our platform and technology and because the extent to which we may enter into collaborations with third parties for development of any of our product candidates is unknown, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidates. Our future capital requirements will depend on many factors, including:

•	the initiation, progress, timing, costs and results of our planned clinical trials for our product candidates;

•	the outcome, timing and cost of meeting regulatory requirements established by the FDA, EMA and other regulatory authorities;

•	the cost of filing, prosecuting, defending and enforcing our patent claims and other intellectual property rights;

•	the cost of defending potential intellectual property disputes, including patent infringement actions brought by third parties against us or any of our product candidates;

•	the effect of competing technological and market developments;

•	the costs and timing of further developing and scaling our manufacturing facilities and processes;

•	the costs of operating as a public company;

•	the extent to which we in-license or acquire rights to other products, product candidates and technologies;

•	the cost of establishing sales, marketing and distribution capabilities for our product candidates in regions where we choose to commercialize our products; and

•	the initiation, progress, timing and results of our commercialization of our product candidates, if approved for commercial sale.

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

Highlights and Recent Development

Clinical Development Highlights

AAV-RPE65 for RPE65-Deficiency Associated Retinal Dystrophy: In May 2019, we reported positive 6-month data from the Phase 1/2 dose escalation trial of AAV-RPE65. The trial achieved the primary endpoint of safety and tolerability of AAV-RPE65. Additionally, AAV-RPE65 demonstrated statistically significant improvement across several secondary endpoints designed to assess clinical activity. Data from the trial were presented in September 2019 at the 52nd Annual Scientific Meeting of the Retina Society and in October 2019 at the American Academy of Ophthalmology Annual Meeting.

AAV-GAD for Parkinson’s Disease: We are currently working with regulatory agencies to determine the path forward for clinical development of AAV-GAD.

AAV-AQP1 for Grade 2/3 Radiation-Induced Xerostomia: We initiated the multi-site, dose-finding, Phase 1/2 AQUAX trial of AAV-AQP1 in the third quarter of 2019. We are enrolling patients with radiation-induced Grade 2/3 xerostomia following treatment for head and neck cancer. A single center, Phase 1 dose-finding study of AAV-AQP1 also continues to enroll patients at the National Institutes of Health (NIH). Dosing was completed in the third dose escalation cohort at the NIH in the third quarter of 2019.

Janssen-partnered investigational gene therapies: We continue to advance a portfolio of gene therapies for the treatment of inherited retinal diseases with our partner, Janssen, including our ongoing Phase 1/2 studies of AAV-RPGR for X-linked retinitis pigmentosa (XLRP) and AAV-CNGB3 and AAV-CNGA3 for achromatopsia (“ACHM”).

Corporate Highlights

Expanding manufacturing capabilities: In August 2019, we raised approximately $75 million of gross proceeds in a public offering of approximately 3.2 million of our ordinary shares. We intend to use a portion of the proceeds of this offering to expand our manufacturing capabilities, including building a second cGMP viral vector manufacturing facility as well as a cGMP plasmid production facility. We are completing feasibility studies for our second facility and expect to begin construction in 2020.

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

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2019	2018	Change	2019	2018	Change
Ophthamology program	$2,900,513	$1,153,238	$1,747,275	$7,593,387	$3,922,392	$3,670,995
Salivary gland program	768,053	208,763	559,290	2,435,034	643,998	1,791,036
Neurodegenerative diseases programs	875,932	661,872	214,060	2,761,198	1,723,578	1,037,620
Manufacturing	3,628,964	1,395,661	2,233,303	6,372,018	3,710,966	2,661,052
Other research and development costs	6,072,913	4,689,626	1,383,287	22,292,802	12,826,242	9,466,560
Research Funding	(9,631,929)	—	(9,631,929)	(14,092,007)	—	(14,092,007)

Total research and development expenses	$4,614,446	$8,109,160	$(3,494,714)	$27,362,432	$22,827,176	$4,535,256

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

Foreign currency gain (loss)

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

The Company’s critical accounting policies, significant judgements and estimates are included in the Company’s Form 10-K for the year ended December 31, 2018 and Note 2 to our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q.

Recent Accounting Pronouncements

See Note 2 of the notes to our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q for a summary of recently issued and adopted accounting pronouncements.

Results of Operations

Comparison of Three Months Ended September 30, 2019 and 2018

	2019	2018	Change
License revenue - related party	$3,582,586	$—	$3,582,586

Operating expenses:
General and administrative	$9,874,810	$6,629,052	$3,245,758
Research and development	4,614,446	8,109,160	(3,494,714)

Total operating expenses	14,489,256	14,738,212	(248,956)

Loss from operations	(10,906,670)	(14,738,212)	3,831,542
Other non-operating income (expense)
Foreign currency gain (loss)	115,470	(677,488)	792,958
Interest income	959	264	695
Interest expense	(9,283)	(9,508)	225

Loss before income taxes	(10,799,524)	(15,424,944)	4,625,420
Benefit for income taxes	338,670	—	338,670

Net loss	$(10,460,854)	$(15,424,944)	$4,964,090

License Revenue

License revenue in the amount of $3.6 million for the three months ended September 30, 2019 represents amortization of the $100.0 million upfront payment received in connection with the Collaboration and License Agreement

General and Administrative Expenses

General and administrative expenses were $9.9 million for the three months ended September 30, 2019, compared to $6.6 million for the three months ended September 30, 2018. The increase of $3.3 million was primarily due to increases of $1.6 million in payroll, $0.5 million in insurance, $0.4 million in rent, $0.3 million in consulting fees and $0.5 million in share-based compensation.

Research and Development Expenses

Research and development expenses for the three months ended September 30, 2019 were $4.6 million, compared to $8.1 million for the three months ended September 30, 2018. The decrease of $3.5 million was primarily due to an increase of $9.6 million in research funding provided by our license and collaboration agreements with Janssen, which was partially offset by an increase of $3.2 million in costs related to our clinical trials and $2.9 million in costs related to the manufacture of material for our clinical trials.

Foreign Currency Gain (Loss)

Foreign currency gain was $0.1 million for the three months ended September 30, 2019 compared to a loss of $0.7 million for the three months ended September 30, 2018. The increase of $0.8 million was primarily due to a strengthening of the U.S. dollar against the pound sterling during the three months ended September 30, 2019.

Results of Operations

Comparison of Nine Months Ended September 30, 2019 and 2018

	2019	2018	Change
License revenue - related party	$6,349,222	$—	$6,349,222

Operating expenses:
General and administrative	31,811,456	35,129,120	(3,317,664)
Research and development	27,362,432	22,827,176	4,535,256

Total operating expenses	59,173,888	57,956,296	1,217,592

Loss from operations	(52,824,666)	(57,956,296)	5,131,630
Other non-operating income (expense)
Foreign currency gain (loss)	3,117,047	(2,425,488)	5,542,535
Change in fair value of warrant liability	—	(1,514,775)	1,514,775
Other income	—	83,075	(83,075)
Interest income	40,686	50,926	(10,240)
Interest expense	(28,311)	(46,571)	18,260

Loss before income taxes	(49,695,244)	(61,809,129)	12,113,885
Benefit for income taxes	430,060	—	430,060

Net loss	$(49,265,184)	$(61,809,129)	$12,543,945

License Revenue

License revenue in the amount of $6.3 million for the nine months ended September 30, 2019 represents amortization of the $100.0 million upfront payment received in connection with the Collaboration and License Agreement.

General and Administrative Expenses

General and administrative expenses were $31.8 million for the nine months ended September 30, 2019, compared to $35.1 million for the nine months ended September 30, 2018. The decrease of $3.3 million was primarily due to decreases of $3.1 million in payroll and $4.6 million in share-based compensation, which was partially offset by increases of $1.9 million in legal and accounting fees, $1.0 million in insurance expenses, $0.5 in rent expenses, $0.5 million in travel expenses, $0.2 million in consulting fees, $0.2 in director fees and $0.1 million in other general and administrative expenses.

Research and Development Expenses

Research and development expenses for the nine months ended September 30, 2019 were $27.4 million, compared to $22.8 million for the nine months ended September 30, 2018. The increase of $4.6 million was primarily due to an increase in costs of $4.0 million related to the amendment of our license agreement with UCL, $3.6 million in costs related to the manufacture of material for our clinical trials,, $7.2 million in costs related to our clinical trials, $2.8 million in consulting fees, and $1.1 million in other research and development expenses, which was partially offset by an increase of $14.1 million in research funding provided by our license and collaboration agreements with Janssen.

Change in Fair Value of Warrant Liability

The change in fair value of the warrant liability for the nine months ended September 30, 2018 was due to the revaluation of warrants, which were issued to certain investors in September and November 2017. On June 5, 2018, all of the outstanding warrants were exercised at which time the warrant liability was determined to be $4.2 million, which represented the difference in the market value of the convertible preferred shares and the exercise price of the warrants. As a result of the revaluation, there was an increase of $1.5 million in the fair market value of the warrant liability at that time, which resulted in a loss being recorded for the nine months ended September 30, 2018. There were no warrants outstanding during the nine months ended September 30, 2019.

Foreign Currency Gain (Loss)

Foreign currency gain was $3.1 million for the nine months ended September 30, 2019 compared to a loss of $2.4 million for the nine months ended September 30, 2018. The increase of $5.5 million was primarily due to a strengthening of the U.S. dollar against the pound sterling during the nine months ended September 30, 2019.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses. For the nine months ended September 30, 2019, we generated $42.0 million of positive cash flows from operations. However, prior to the nine months ended September 30, 2019, the Company did not generate positive cash flows from operations and there are no assurances that the Company will generate positive cash flows in the future. Additionally, there are no assurances that we will be successful in obtaining an adequate level of financing for the development and commercialization of our product candidates. We expect to incur significant expenses and operating losses for the foreseeable future as we advance the preclinical and clinical development of our product candidates. We expect that our research and development and general and administrative costs will increase in connection with conducting preclinical studies and clinical trials for our product candidates, building out internal capacity to have products manufactured to support preclinical studies and clinical trials, expanding our intellectual property portfolio, and providing general and administrative support for our operations. In addition, we expect to expand our manufacturing and supply chain capabilities in the coming months. As a result, we will need additional capital to fund our operations, which we may obtain from additional equity or debt financings, collaborations, licensing arrangements, or other sources.

We are required to maintain a stand-by letter of credit as a security deposit under a certain lease with ARE, an entity that is under common control with an entity that is a minority shareholder of the Company and whose executive chairman and founder is on our board of directors. Our bank requires us to maintain restricted cash balances to serve as collateral for the letter of credit issued to the landlord by the bank. As of September 30, 2019, the restricted cash balances for the ARE lease were invested in a commercial money market account. We had $123,376 of restricted cash included in long-term assets as of September 30, 2019. This restricted cash balance is for the ARE lease and is expected to remain at $123,376 through the end of the lease term in December 2021, plus three months. We do not currently have any approved products and have never generated any revenue from product sales. We have historically financed our operations primarily through cash on hand and proceeds from the sale of our ordinary shares, Series A ordinary shares and convertible preferred C shares. In March 2019, we received $100.0 million in connection with the Collaboration and License Agreement, which provides us with research funding, and we are eligible to receive potential milestone payments and royalties.

Cash Flows

As of September 30, 2019, we had $253.3 million of cash and cash equivalents.

	For the nine-month periods ended September 30,
	2019	2018
Net cash provided by (used in) operating activities	$42,016,287	$(47,419,158)
Net cash used in investing activities	(4,230,740)	(2,372,622)
Net cash provided by financing activities	147,766,947	130,047,495

Increase in cash	$185,552,494	$80,255,715

Operating Activities

During the nine months ended September 30, 2019, our cash provided by operating activities of $42.0 million was primarily due to our receipt of a $100.0 million upfront payment received from the Collaboration and License Agreement, which was partially offset by a net loss of $49.3 million as we incurred expenses associated with research activities on our clinical programs and research activities for our other product candidates and incurred general and administrative expenses. The net loss included non-cash charges of $17.5 million, which consisted of $10.8 million of share-based compensation, $2.0 million for shares issued in connection with license agreements, depreciation of $1.6 million, which was partially offset by a foreign currency gain of $3.1 million. Additionally, operating assets, consisting of prepaid expenses, security deposits and other current assets, increased by $11.5 million and operating liabilities, consisting of accounts payable, accrued expenses and other liabilities, decreased by $1.5 million and deferred revenue increased by $93.1 million.

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

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2019 and 2018 of $4.2 million and $2.4 million, respectively, consisted of purchases of property and equipment, primarily for our manufacturing and process development facilities.

Financing Activities

Net cash provided by financing activities was $147.8 million for the nine months ended September 30, 2019, which consisted primarily of gross proceeds of $155.2 million from private placement and public offering of our ordinary shares, which was offset by $7.4 million in offering costs.

Net cash provided by financing activities was $130.0 million for the nine months ended September 30, 2018, which consisted of gross proceeds of $75.0 million from the issuance of ordinary shares in connection with our initial public offering, which was offset by $9.5 million in offering costs, $56.9 million from the issuance of our Series C preferred shares, which was offset by $0.7 in offering costs, and $9.7 million from the exercise of warrants, which was partially offset by the payment of a note in the amount of $1.4 million.

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

Based on our current cash and cash equivalents on hand and the research funding we expect to receive under the Collaboration and License Agreement, we estimate that we will be able to fund our operating expenses and capital expenditure requirements into 2022. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect.

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

Contractual Obligations and Commitments

There were no material changes in our commitments during the nine months ended September 30, 2019 under contractual obligations as disclosed in our Form 10-K outside the ordinary course of business.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2019.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are a clinical stage company with limited operating history. We were formed and began operations in 2015. We have never been profitable and do not expect to be profitable in the foreseeable future. We have incurred net losses since inception, including net losses of approximately $49.3 million and $61.8 million for the nine months ended September 30, 2019 and September 30, 2018, respectively. As of September 30, 2019, we had an accumulated deficit of approximately $197.6 million. Since our inception, we have devoted substantially all of our resources to developing our technology platform, establishing our viral vector manufacturing facilities and developing manufacturing processes, advancing the product candidates in our ophthalmology, salivary gland and neurodegenerative disease programs, building our intellectual property portfolio, organizing and staffing our company, developing our business plans, raising capital, and providing general and administrative support for these operations. We have not yet demonstrated an ability to successfully complete large-scale, pivotal clinical trials, obtain marketing approval, manufacture product at a commercial scale, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Typically, it takes about six to ten years to develop a new drug from the time it enters Phase 1 clinical trials to when it is approved for treating patients, but in many cases it may take longer. Consequently, predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing genetic medicine products.

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

Our operations have consumed significant amounts of cash since inception. As of September 30, 2019, our cash and cash equivalents were $253.3 million. Based on our cash and cash equivalents at September 30, 2019 and the research funding we expect to receive under the Collaboration and License Agreement, we estimate that such funds will be sufficient to enable us to fund our operating expenses and capital expenditure requirements into 2022. This estimate is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances could cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more than currently expected because of circumstances beyond our control. Because the length of time and activities associated with successful development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:

•

the progress, timing, costs and results of our ongoing clinical development for our X-linked retinitis pigmentosa product candidate, AAV-RPGR, for our CNGB3 achromatopsia gene therapy product candidate, AAV-CNGB3, for our CNGA3 achromatopsia gene therapy product candidate, AAV-CNGA3, for our RPE65-associated retinal dystrophy product candidate, AAV-RPE65, for our radiation induced xerostomia product candidate, AAV-AQP1, and to continue to conduct our ongoing natural history studies for inherited retinal diseases, or IRDs;

•

the initiation of Phase 1/2 clinical trials for our product candidate for the treatment of ALS, AAV-UPF1, and for our product candidate for the treatment of xerostomia associated with Sjogren’s syndrome, AAV-AQP1;

•	future discussions with regulatory agencies and potential subsequent initiation of future clinical trials for our product candidate for the treatment of Parkinson’s disease, AAV-GAD;

•	continuing our current research programs, our preclinical development of product candidates from our current research programs and further developing our gene regulation technology;

•	seeking to identify, assess, acquire and/or develop additional research programs and additional product candidates;

•	the preclinical testing and clinical trials for any product candidates we identify and develop;

•	establishing a sales, marketing and distribution infrastructure to commercialize any product candidates for which we may obtain marketing approval;

•	the outcome, timing and cost of meeting regulatory requirements established by the FDA, EMA and other regulatory authorities;

•	the cost of expanding and protecting our intellectual property portfolio, including filing, prosecuting, defending and enforcing our patent claims and other intellectual property rights;

•	the cost of defending potential intellectual property disputes, including patent infringement actions brought by third parties against us or any of our product candidates;

•	the effect of competing technological and market developments;

•	the cost of further developing and scaling our manufacturing facility and processes;

•	the cost and timing of completion of commercial-scale manufacturing facilities and activities;

•	the cost of making royalty, milestone or other payments under current and any future in-license agreements;

•	our ability to establish and maintain strategic collaborations, licensing or other agreements and the financial terms of such agreements;

•	the extent to which we in-license or acquire rights to other products, product candidates and technologies;

•	the cost of establishing sales, marketing and distribution capabilities for our product candidates in regions where we choose to commercialize our products; and

•	the initiation, progress, timing and results of our commercialization of our product candidates, if approved for commercial sale.

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

Clinical testing is expensive and can take many years to complete and is subject to uncertainty. We cannot guarantee that any clinical trials will be conducted as planned or completed on schedule, if at all. Failure can occur at any time during the clinical trial process. Even if our future clinical trials are completed as planned, we cannot be certain that their results will support the safety and effectiveness of our product candidates for their targeted indications. Our future clinical trial results may not be successful.

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

To date, we have not completed any clinical trials required for the approval of our product candidates. Although we have already begun several Phase 1/2 clinical trials and completed dose escalation in two of those Phase 1/2 clinical trials, we may experience delays in conducting any clinical trials and we do not know whether our clinical trials will begin on time, need to be redesigned, recruit and enroll patients on time or be completed on schedule, or at all. Events that may prevent successful or timely completion of clinical development include:

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

•	the cost of clinical trials of our product candidates may be greater than we anticipate, and we may not have funds to cover the costs;

•	the supply or quality of our product candidates or other materials necessary to conduct clinical trials of our product candidates may be insufficient or inadequate;

•	regulators may revise the requirements for approving our product candidates, or such requirements may not be as we anticipate; and

•	any future collaborators that conduct clinical trials may face any of the above issues, and they may conduct clinical trials in ways they view as advantageous to them but that are suboptimal for us.

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

The affected populations for our product candidates may be smaller than we or third parties currently project, which may affect the addressable markets for our product candidates.

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

We currently have relationships with a limited number of suppliers for the manufacturing of plasmid, a component of our viral vectors and product candidates. We completed the fit-out of our cGMP manufacturing facility in early 2018 and are in the planning stages of expanding our manufacturing capabilities, including building a second viral vector facility as well as a cGMP plasmid production facility. However, if we experience slowdowns or problems with our completed facility or the construction of our new facilities and are unable to establish or scale our internal manufacturing capabilities, we will need to continue to contract with manufacturers that can produce the preclinical, clinical and commercial supply of our products. Each supplier may require licenses to manufacture such components if such processes are not owned by the supplier or in the public domain and we may be unable to transfer or sublicense the intellectual property rights we may have with respect to such activities.

All entities involved in the preparation of therapeutics for clinical trials or commercial sale, including our existing contract manufacturers for components of our product candidates, are subject to extensive regulation. Components of a finished therapeutic product approved for commercial sale or used in late-stage clinical trials in the European Union must be manufactured in accordance with cGMP. These regulations govern manufacturing processes and procedures (including record keeping) and the implementation and operation of quality systems to control and assure the quality of investigational products and products approved for sale. Poor control of production processes can lead to the introduction of adventitious agents or other contaminants, or to inadvertent changes in the properties or stability of our product candidates that may not be detectable in final product testing. We or our contract manufacturers must supply all necessary documentation in support of a BLA or MAA on a timely basis. Our facilities and quality systems and the facilities and quality systems of some or all of our third-party contractors must pass a pre-approval inspection for compliance with the applicable regulations as a condition of regulatory approval of our product candidates or any of our other potential products. In addition, the regulatory authorities may, at any time, audit or inspect a manufacturing facility involved with the preparation of our product candidates or our other potential products or the associated quality systems for compliance with the regulations applicable to the activities being conducted. If these facilities do not pass a pre-approval plant inspection, FDA approval of the products will not be granted.

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

The timely completion of clinical trials in accordance with their protocols depends, among other things, on our ability to enroll a sufficient number of patients who remain in the study until its conclusion. The natural history studies may fail to provide us with patients for our clinical trials because patients enrolled in the natural history studies may not be good candidates for our clinical trials or may choose to not enroll in our clinical trials. We may encounter delays in enrolling, or be unable to enroll, a sufficient number of patients to complete any of our clinical trials, and even once enrolled we may be unable to retain a sufficient number of patients to complete any of our trials. The enrollment of patients depends on many factors, including:

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

In addition, our clinical trials may compete with other clinical trials for product candidates that are in the same therapeutic areas as our product candidates or approved products for the same clinical indications, and this competition may reduce the number and types of patients available to us, because some patients who might have opted to enroll in our trials may instead opt to enroll in a trial being conducted by one of our competitors, or chose to be treated using Luxturna, a commercially available product by Spark Therapeutics, Inc. Since the number of qualified clinical investigators is limited, we expect to conduct some of our clinical trials at the same clinical trial sites that some of our competitors use, which may reduce the number of patients who are available for our clinical trials in such clinical trial sites.

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

The FDA’s policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. We also cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or in other countries. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained which would adversely affect our business, prospects and ability to achieve or sustain profitability.

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

Since its enactment, there have been judicial, Congressional and executive branch challenges to certain aspects of the ACA, and we expect there will be additional challenges and amendments to the ACA in the future. For example, the Tax Cuts and Jobs Act of 2017, or the Tax Act, includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. Additionally, on December 14, 2018, a U.S. District Court Judge in Texas ruled that the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Act. While such U.S. District Court Judge, as well as the Trump administration and CMS, have stated that the ruling will have no immediate effect pending appeal of the decision, it is unclear how this decision, subsequent appeals, and other efforts to repeal and replace the ACA will impact the law. The current Trump administration and Congress will likely continue to seek to modify, repeal, or otherwise invalidate all, or certain provisions of, the ACA. It is uncertain the extent to which any such changes may impact our business or financial condition.

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, led to aggregate reductions of Medicare payments to providers of 2% per fiscal year. These reductions went into effect in April 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2029 unless additional action is taken by Congress. In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws or any other similar laws introduced in the future may result in additional reductions in Medicare and other health care funding, which could negatively affect our customers and accordingly, our financial operations.

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

The U.K. is expected to withdraw from the EU further to a national referendum held on June 23, 2016. The U.K.’s Data Protection Act 2018, or DPA2018, governs the U.K.’s privacy regime and will continue to do so after any withdrawal from EU. The GDPR will form part of U.K. domestic law as “retained EU law” as a result of the EU (Withdrawal) Act 2018, with certain amendments made to it and also to the DPA 2018 and the U.K. Privacy and Electronic Communications (EC Directive) Regulations 2003 under the (draft) Data Protection, Privacy and Electronic Communications (Amendments etc.) (EU Exit) Regulations 2019, which is intended to come into force upon the U.K. withdrawing from the EU. Accordingly, the terms of the GDPR, and its significant penalties, will continue to apply in the U.K. after any withdrawal from the EU. At time of writing, it is unlikely that the U.K. will be granted adequacy by the European Commission (which would allow personal data to flow freely from the EU to the U.K.) before the U.K. withdraws from the EU. The U.K. will become a “third country” upon leaving the EU and data export mechanisms, such as Model Clauses, will need to be put in place to safeguard the transfer of personal data from the EU to the U.K.

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

Our platform and products focus on the development of gene therapies and gene regulation technology. There are a number of companies developing ocular gene therapy products, including Applied Genetic Technologies Corporation, Biogen, Inc. and Spark Therapeutics, Inc, which is being purchased by Roche Holding AG. There are a number of companies developing gene therapy products for neurodegenerative diseases, including Voyager Therapeutics, Inc., Axovant Gene Therapies Ltd. and Prevail Therapeutics Inc. In addition to competition from other gene therapies, any products we may develop may also face competition from other types of therapies, such as small molecule, antibody, protein or other therapies.

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

Third-party payors increasingly are challenging prices charged for pharmaceutical products and services, and many third-party payors may refuse to provide coverage and reimbursement for particular drugs or biologics when an equivalent generic drug, biosimilar or a less expensive therapy is available. It is possible that a third-party payor may consider our product candidates as substitutable and only offer to reimburse patients for the less expensive product. Even if we show improved efficacy or improved convenience of administration with our product candidates, pricing of existing third-party therapeutics may limit the amount we will be able to charge for our product candidates. These payors may deny or revoke the reimbursement status of a given product or establish prices for new or existing marketed products at levels that are too low to enable us to realize an appropriate return on our investment in our product candidates. If reimbursement is not available or is available only at limited levels, we may not be able to successfully commercialize our product candidates and may not be able to obtain a satisfactory financial return on our product candidates.

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

Outside the United States, international operations are generally subject to extensive governmental price controls and other market regulations, and we believe the increasing emphasis on cost-containment initiatives in Europe and other countries have and will continue to put pressure on the pricing and usage of our product candidates. In many countries, the prices of medical products are subject to varying price control mechanisms as part of national health systems. Other countries allow companies to fix their own prices for medical products but monitor and control company profits. Additional foreign price controls or other changes in pricing regulation could restrict the amount that we are able to charge for our product candidates. Accordingly, in markets outside the United States, the reimbursement for our product candidates may be reduced compared with the United States and may be insufficient to generate commercially-reasonable revenue and profits.

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

•	greater difficulty with enforcing our contracts;

•	potential noncompliance with the FCPA, the Bribery Act and similar anti-bribery and anticorruption laws in other jurisdictions; and

•	production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad.

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

We produce our product candidates in our cGMP viral vector manufacturing facility completed in early 2018 and are in the planning stages of expanding our manufacturing capabilities, including building a second viral vector facility as well as a cGMP plasmid production facility. However, if our current facility is damaged, suffers any form of delay or regulatory challenges, we experience slowdowns or problems with the construction of our new facilities or we are unable to scale our internal manufacturing capabilities to meet demand for our product candidates, we will need to contract with third-party manufacturers to produce our product candidates.

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

As of September 30, 2019, we had 130 full-time employees. We will need to significantly expand our organization, and we may have difficulty identifying, hiring and integrating new personnel. Future growth would impose significant additional responsibilities on our management, including the need to identify, recruit, maintain, motivate and integrate additional employees, consultants and contractors. Also, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If our management is unable to effectively manage our expected growth, our expenses may increase more than expected, our potential ability to generate revenue could be reduced and we may not be able to implement our business strategy. Many of the biotechnology companies that we compete against for qualified personnel and consultants have greater financial and other resources, different risk profiles and a longer history in the industry than we do. If we are unable to continue to attract and retain high-quality personnel and consultants, the rate and success at which we can discover and develop product candidates and operate our business will be limited.

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

The use of our product candidates in clinical trials and the sale of any products for which we obtain marketing approval exposes us to the risk of product liability claims. Product liability claims might be brought against us by consumers, health care providers, pharmaceutical companies or others selling or otherwise coming into contact with our products. On occasion, large judgments have been awarded in class action lawsuits based on products that had unanticipated adverse effects. If we cannot successfully defend against product liability claims, we could incur substantial liability and costs. In addition, regardless of merit or eventual outcome, product liability claims may result in:

•	impairment of our business reputation and significant negative media attention;

•	withdrawal of participants from our clinical trials;

•	significant costs to defend the related litigation;

•	distraction of management’s attention from our primary business;

•	substantial monetary awards to patients or other claimants;

•	inability to commercialize our product candidates;

•	product recalls, withdrawals or labeling, marketing or promotional restrictions;

•	decreased demand for our product candidates, if approved for commercial sale; and

•	loss of revenue.

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

Our business and operations would suffer in the event of system failures and our systems and those of our contractors and consultants may be vulnerable to cybersecurity risks.

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

In the ordinary course of our business, we collect and store sensitive data, including intellectual property, clinical trial data, proprietary business information, personal data and personally identifiable information of our clinical trial subjects and employees, in our data centers and on our networks. The secure processing, maintenance and transmission of this information is critical to our operations. Increased cybersecurity threats pose a risk to this information, in addition to our and our contractors’ and consultants’ systems and networks. Despite our security measures, our information technology and infrastructure may be vulnerable to cyber-attacks by hackers or internal bad actors, or breached due to employee error, a technical vulnerability, malfeasance or other disruptions that could have a negative impact, including loss or destruction of data (including confidential information). Although, to our knowledge, we have not experienced any such material security breach to date, we may experience cybersecurity incidents such as malware infections, phishing attempts, thefts of personal, confidential or proprietary information and other attempts at compromising our information technology that are typical for a company of our size in our market. Any security breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, significant regulatory penalties, and such an event could disrupt our operations, damage our reputation, result in significant expenses in implementing future security measures and cause a loss of confidence in us and our ability to conduct clinical trials, which could adversely affect our reputation and financial results, and delay clinical development of our product candidates.

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

As of September 30, 2019, our executive officers, directors and shareholders who owned more than 5% of our outstanding ordinary shares and their respective affiliates, in the aggregate, hold ordinary shares representing approximately 62.2% of our outstanding ordinary shares.

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

In particular, investors should be aware that there is uncertainty as to whether the courts of the Cayman Islands or any other applicable jurisdictions would recognize and enforce judgments of U.S. courts obtained against us or our directors or management predicated upon the civil liability provisions of the securities laws of the United States or any state in the United States or entertain original actions brought in the Cayman Islands or any other applicable jurisdictions courts against us or our directors or officers predicated upon the securities laws of the United States or any state in the United States.

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

Based on the current and anticipated value of our assets, including goodwill, and the composition of our income, assets and operations, we do not believe we were a “passive foreign investment company,” or PFIC, for the taxable year ending on December 31, 2018, and do not expect to be a PFIC for the current taxable year. However, the application of the PFIC rules is subject to uncertainty in several respects, and we cannot assure you that the U.S. Internal Revenue Service, or the IRS, will not take a contrary position. Furthermore, a separate determination must be made after the close of each taxable year as to whether we are a PFIC for that year. Accordingly, we cannot assure you that we were not a PFIC for our taxable year ending on December 31, 2018 and that we will not be a PFIC for our current taxable year or any future taxable year. A non-U.S. company will be considered a PFIC for any taxable year if (i) at least 75% of its gross income is passive income (including interest income), or (ii) at least 50% of the value of its assets (based on an average of the quarterly values of the assets during a taxable year) is attributable to assets that produce or are held for the production of passive income. If we were to be classified as a PFIC for any taxable year during which a U.S. holder holds our ordinary shares, certain adverse U.S. federal income tax consequences could apply to such U.S. holder, including (i) the treatment of all or a portion of any gain on disposition of our ordinary shares as ordinary income, (ii) the application of a deferred interest charge on such gain and the receipt of certain dividends and (iii) the obligation to comply with certain reporting requirements.

If a United States person is treated as owning at least 10% of our ordinary shares, such holder may be subject to adverse U.S. federal income tax consequences.

If a U.S. holder of our ordinary shares is treated as owning (directly, indirectly or constructively) at least 10% of the value or voting power of our ordinary shares, such U.S. holder may be treated as a “United States shareholder” with respect to each “controlled foreign corporation” in our group (if any). If our group includes one or more U.S. subsidiaries, certain of our non-U.S. subsidiaries could be treated as controlled foreign corporations (regardless of whether we are treated as a controlled foreign corporation). A United States shareholder of a controlled foreign corporation may be required to report annually and include in its U.S. taxable income its pro rata share of “Subpart F income,” “global intangible low-taxed income” and investments in U.S. property by controlled foreign corporations, regardless of whether we make any distributions. An individual that is a United States shareholder with respect to a controlled foreign corporation generally would not be allowed certain tax deductions or foreign tax credits that would be allowed to a United States shareholder that is a U.S. corporation. Failure to comply with these reporting obligations may subject you to significant monetary penalties and may prevent the statute of limitations from starting with respect to your U.S. federal income tax return for the year for which reporting was due. We cannot provide any assurances that we will assist investors in determining whether any of our non-U.S. subsidiaries is treated as a controlled foreign corporation or whether such investor is treated as a United States shareholder with respect to any of such controlled foreign corporations. Further, we cannot provide any assurances that we will furnish to any United States shareholders information that may be necessary to comply with the aforementioned reporting and tax payment obligations. U.S. holders of our ordinary shares should consult their tax advisors regarding the potential application of these rules to their investment in our ordinary shares.

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

As of December 31, 2018, we had federal and state NOL carryforwards in the United States of $14.2 million and $14.2 million, respectively, and cumulative carryforward tax losses in the United Kingdom of $94.1 million, which we expect to be available to reduce future taxable income subject to any relevant restrictions (including those in the UK that limit the percentage of profits that can be reduced by carried forward losses). The U.S. federal and state NOL carryforwards incurred prior to January 1, 2018 in the amount of approximately $6.8 million and $6.7 million will begin to expire in 2036. The U.K. carryforward tax losses will continue indefinitely, subject to relevant restrictions, under current UK legislation. Under the Tax Act, U.S. federal NOL carryforwards generated after December 31, 2017 are not subject to expiration but such NOLs may only offset 80% of taxable income. As of December 31, 2018, we also had orphan drug and research and development credits in the U.S. in the amount of $1.1 million.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

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

Company Name

Date: November 7, 2019	By:	/s/ Alexandria Forbes
Alexandria Forbes
Chief Executive Officer
(principal executive officer and authorized signatory)

Date: November 7, 2019	By:	/s/ Richard Giroux
Richard Giroux
Chief Financial Officer and Chief Operating Officer
(principal financial officer and principal accounting officer)