Form 10-K
period 2019-12-31
MeiraGTx Holdings plc
filed 2020-03-11
CIK 1735438

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 001‑38520

MEIRAGTX HOLDINGS PLC

(Exact name of registrant as specified in its charter)

Cayman Islands	Not applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

450 East 29th Street, 14th Floor New York, NY	10016
(Address of principal executive offices)	(Zip Code)

(646)  860-7985

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
Ordinary Shares, $0.00003881 Nominal value	MGTX	The Nasdaq Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act).  Yes ☐ No ☒

As of June 28, 2019, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the registrant’s ordinary shares held by non-affiliates of the registrant was approximately $511,316,440 (based upon the closing sale price of the registrant’s ordinary shares on that date on the Nasdaq Global Select Market).

As of March 8, 2020, the registrant had 36,817,916 ordinary shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to its 2020 annual shareholder meeting to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2019 are incorporated herein by reference in Part III of this Annual Report on Form 10-K.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10‑K (the “Form 10‑K”) contains forward-looking statements that can involve substantial risks and uncertainties.  All statements other than statements of historical facts contained in this Form 10‑K, including statements regarding our future results of operations and financial position, business strategy, prospective products, product approvals, research and development costs, future revenue, timing and likelihood of success, plans and objectives of management for future operations, future results of anticipated products and prospects, plans and objectives of management are forward-looking statements.  These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential,” “would” or “continue” or the negative of these terms or other similar expressions.  The forward-looking statements in this Form 10‑K are only predictions.  We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations.  These forward-looking statements speak only as of the date of this Form 10‑K and are subject to a number of risks, uncertainties and assumptions described under the sections in this Form 10‑K entitled “Item 1A.  Risk Factors” and “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Form 10‑K.  Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified and some of which are beyond our control, you should not rely on these forward-looking statements as predictions of future events.  The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements.  Moreover, we operate in an evolving environment.  New risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risk factors and uncertainties.  Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise. Thus, one should not assume that our silence over time means that actual events are bearing out as expressed or implied in such forward-looking statements.

You should read this Form 10‑K and the documents that we reference in this Form 10‑K and have filed as exhibits to this Form 10‑K, completely and with the understanding that our actual future results may be materially different from what we expect.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject.  These statements are based upon information available to us as of the date of this Form 10‑K, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all relevant information.  These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements. These statements should not be relied upon as representing our views as of any date subsequent to the date of this Form 10-K.

BASIS OF PRESENTATION

On June 7, 2018, in connection with its initial public offering (the “IPO”), MeiraGTx Holdings plc, an exempted company incorporated under the laws of the Cayman Islands, acquired all the issued and outstanding ordinary shares of MeiraGTx Limited pursuant to a series of reorganization transactions.  We refer to these events in this Form 10‑K as the “Reorganization Transactions.”  Prior to the Reorganization Transactions, MeiraGTx Holdings plc had not conducted any operations and had nominal assets and liabilities.

Unless the context otherwise requires, references in this Form 10‑K to “Meira,” “we,” “us”, “our” or “the Company” refer to (i) MeiraGTx Limited and its subsidiaries prior to the Reorganization Transactions and (ii) MeiraGTx Holdings plc and its subsidiaries upon completion of the Reorganization Transactions, as applicable.

We have proprietary rights to trademarks, trade names and service marks appearing in this Form 10‑K that are important to our business.  Solely for convenience, the trademarks, trade names and service marks may appear in this Form 10‑K without the ® and TM symbols, but any such references are not intended to indicate, in any way, that we forgo or will not assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensors to these trademarks, trade names and service marks.  All trademarks, trade names and service marks appearing in this Form 10‑K are the property of their respective owners.

INDUSTRY AND OTHER DATA

We obtained the industry, market and competitive position data in this Form 10‑K from our own internal estimates and research as well as from industry and general publications and research, surveys and studies conducted by third parties. Industry publications, studies and surveys generally state that they have been obtained from sources believed to be reliable, although they do not guarantee the accuracy or completeness of such information. While we believe that each of these studies and publications is reliable, we have not independently verified market and industry data from third-party sources. While we believe our internal company research as to such matters is reliable and the market definitions are appropriate, neither such research nor these definitions have been verified by any independent source.

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

We own and operate a flexible and scalable viral vector manufacturing facility that we expect can supply our current ophthalmology, neurodegenerative disease and salivary gland clinical and preclinical programs through regulatory approval and, should they be approved, provide sufficient capacity for commercial production.  Completed in early 2018 and designed to meet global regulatory requirements, including the current good manufacturing practices, or cGMP, required by the U.S. Food and Drug Administration, or FDA, our 29,000 square foot facility has two cell production suites, three independent viral vector production suites providing multi-product and multi-viral vector manufacturing capabilities and an integrated, flexible fill-and-finish suite.  In May 2018, we were granted a license to manufacture gene therapy product candidates in our cGMP compliant manufacturing facility by the UK Medicines and Healthcare products Regulatory Agency, or MHRA.

We intend to expand our manufacturing capabilities by building a second cGMP viral vector manufacturing facility and a cGMP plasmid production facility. We currently rely on third-party manufacturers for the plasmid used in the production of our product candidates. We are in the planning stages for our new facilities and we expect to begin construction in 2020. We believe that building a second viral vector manufacturing facility and bringing cGMP plasmid production in-house will provide greater flexibility and efficiency as we advance our product candidates through development, and should they be approved, commercial production.

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

We are also developing a potentially transformative technology to enable the use of small molecules to turn gene therapy expression on and off.  The aim of this gene regulation platform is to convert gene therapy into a generalizable delivery mechanism for biologic drugs using a small molecule “switch” for temporal control.  We believe the capacity for temporal control of gene therapy products has the potential to transform the gene therapy landscape by opening up new treatment possibilities.

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

A summary of our product candidates and the status of such product candidates as of March 1, 2020 is described below.  We retain worldwide development and commercialization rights to all of our product candidates, with the exception of AAV-CNGB3, AAV-CNGA3 and AAV-RPGR, which are subject to a strategic Collaboration, Option and License Agreement (the “Collaboration Agreement”) that we executed with Janssen Pharmaceuticals, Inc. (“Janssen”), one of the Janssen Pharmaceutical Companies of Johnson & Johnson on January 30, 2019.

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

•	amyotrophic lateral sclerosis, or ALS—targeting dysregulation of neuronal RNA processing, which we believe may lead to the degeneration of motor neurons that occurs in ALS;
•	Alzheimer’s disease—targeting endosomal trafficking, which is a central mechanism that we believe underlies Alzheimer’s disease;
•

gene regulation—use of our proprietary RNA shape regulation cassette to switch gene therapy expression on and off with small molecules, potentially transforming gene therapy technology into a delivery mechanism for a broad array of biologic drugs; and

•	inflammatory diseases—use of gene therapy technology for the local delivery of immunomodulatory therapeutics.

Our Ophthalmology Programs

Eye diseases are our first area of clinical focus and we aim to provide treatments with durable, long-term clinical benefit that will halt vision loss in patients.  We currently have four Phase 1/2 clinical programs targeting IRDs, including AAV-CNGB3 and AAV-CNGA3 for the treatment of achromatopsia, or ACHM, related to mutations in CNGB3 and CNGA3, respectively, AAV-RPGR for the treatment of X-linked retinitis pigmentosa related to mutations in RPGR, or XLRP-RPGR, and AAV-RPE65 for retinal dystrophy related to mutations in RPE65, or RPE65 deficiency.  In addition to these four programs, our product candidate AAV-AIPL1 was manufactured and released for compassionate use under an MHRA specials license in the United Kingdom, or UK, to treat patients with Leber congenital amaurosis 4, or LCA4, caused by mutations in AIPL1.  In addition to these clinical programs in IRDs, we have preclinical programs that apply novel approaches to both wet and dry AMD.

We chose diseases of the eye as our first area of clinical focus because we believe the eye is ideally suited for gene therapy for the following reasons.

•	The eye is easily accessible and has highly compartmentalized anatomy, which allows for accurate delivery of vectors to specific tissues using direct visualization and microsurgical techniques.
•	The structure of the eye allows for efficient delivery to specific cell subtypes with small volumes of vector, making the dose per patient much lower than is needed for systemic treatment.
•	Anatomical barriers and unique structure of the eye make the immune response to the intraocular administration of vectors more attenuated than systemic administration.
•	Largely non-dividing cell populations in the eye make good targets for potentially stable, long-term gene delivery and expression.
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

We intend to leverage our platform to take advantage of the many synergies across our ophthalmology programs, including identification, diagnosis and characterization of patients, specialized surgical techniques, clinical and regulatory process, vector production and cGMP manufacturing.

AAV-RPGR for the Treatment of X-Linked Retinitis Pigmentosa Associated with Mutations in the RPGR Gene

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

RP may be caused by mutations in any of over 100 different genes.  The most severe forms of RP are X-linked, or XLRP, with onset in early childhood and rapid progression to blindness generally by the time patients reach 30 to 40 years old.  The most frequent mutation causing XLRP is in the retinitis pigmentosa GTPase regulator gene, or RPGR. XLRP associated with a mutation in RPGR, or XLRP-RPGR, accounts for more than 70% of cases of XLRP.  There are estimated to be approximately 20,000 XLRP-RPGR patients in the United States (U.S.), Japan and Germany, France, Spain, Italy and the UK, or the EU5, with a little less than 50% of those patients being under the age of 40 and approximately 200 new cases being diagnosed annually.  We believe the availability of a therapeutic option may increase patient identification and the estimated prevalence of XLRP-RPGR.

There are currently no approved treatments for XLRP.

Clinical Development of AAV-RPGR

We have an ongoing natural history study in XLRP-RPGR including approximately 100 patients, which allows us to collect structural and functional data for up to five years on prospectively defined endpoints, including functional tests, retinal imaging and electrophysiological assessments.  We believe access to this large population of XLRP-RPGR patients has enabled us to efficiently enroll appropriate patients into our XLRP clinical development program.

 Since XLRP-RPGR is a progressive disease in which the retina gradually degenerates starting in the outer, or peripheral, regions of the retina and initially causing “tunnel vision” with final degeneration of the central retina resulting in the complete loss of visual acuity and blindness that generally occurs by the time patients are 30 to 40 years old, we believe that the central region of the retina, including the macula and fovea, must be preserved to prevent the ultimate degeneration to blindness and to retain visual acuity.  To this end, we aim to deliver AAV-RPGR to this central region of the retina.

We are conducting a Phase 1/2 clinical trial of AAV-RPGR in XLRP patients. AAV-RPGR is delivered via subretinal injection of up to 1mL with the potential for the surgeon to use multiple retinotomies targeting the region of the central retina, including the macula and fovea.

In the dose escalation portion of the Phase 1/2 trial, we enrolled 13 patients, including 10 young adults and 3 children. After we completed dosing patients in the dose escalation portion of the study, we began enrolling patients in the randomized, controlled, extension portion of the Phase 1/2 trial.  We expect data from this study to be reported in 2020.

The FDA has granted Fast Track and orphan drug designations to AAV-RPGR.  The European Medicines Agency, or EMA, has granted Priority Medicines (PRIME) and orphan drug designations to AAV-RPGR.

AAV-RPE65 for the Treatment of RPE65-Associated Retinal Dystrophy

We are developing AAV-RPE65 for the treatment of retinal dystrophy associated with mutations in the RPE65 gene. RPE65-associated retinal dystrophy causes rod photoreceptor dysfunction and impaired vision from birth.  Absence of RPE65 results in severe dysfunction of rods and causes impaired vision in dim lighting conditions.  Although cone photoreceptors are generally preserved during childhood in RPE65-deficient patients, the lack of function and degeneration of the rods eventually results in the loss of cones and degeneration of the whole retina over time.  Consequently, most RPE65-associated retinal dystrophy patients experience central vision loss progressing to complete blindness by early adulthood.

Based on an estimated prevalence of approximately one in 500,000 people in the United States suffering from Leber congenital amaurosis, or LCA, related to mutations in the RPE65 gene, and approximately one in 70,000 people in the United States having RP due to mutations in the RPE65 gene, RPE65-deficiency occurs in approximately one in 125,000 people in the United States.  There are estimated to be approximately 6,000 RPE65-deficiency patients in the United States, Japan and EU5, with almost 30% of those patients being under the age of 30 and approximately 50 new cases being diagnosed annually.  We have developed a gene therapy candidate optimized for safety and potency for the treatment of RPE65-associated retinal dystrophy, AAV-RPE65. AAV-RPE65 is an AAV2/5 viral vector, in which a codon optimized RPE65 gene is driven by a novel synthetic retinal pigment epithelium cell specific promoter.

The FDA recently approved the first gene treatment for RPE65-associated retinal dystrophy, Luxturna, a commercially available product developed by Spark Therapeutics, Inc., which was purchased by Roche.  While RPE65-associated retinal dystrophy primarily causes a loss of rod function initially leading to impaired vision in dim light, these patients ultimately experience complete blindness because of degeneration of the cone rich fovea.  To prevent blindness, therefore, we believe it is critical to treat the central retina in order to maintain structural integrity in this region and save central vision.  We aim to treat as extensive an area of the central retina as possible, including the cone rich fovea.  Thus, in addition to improving rod function, we aim to provide sufficient RPE65 protein to the cells in the central retina to prevent the degeneration of both rods and cones in this region, and thereby prevent the progression to complete blindness.

Clinical Development of AAV-RPE65

We have an ongoing natural history study in patients with RPE65-associated retinal dystrophy with approximately 30 patients enrolled that allows us to collect structural and functional data on prospectively defined endpoints, including functional tests, retinal imaging, and electrophysiological assessments.

Our Phase 1/2 clinical trial enrolled RPE65-associated retinal dystrophy patients in the UK and U.S.  Dosing in the Phase 1/2 clinical trial was completed in June 2018.  The primary endpoint of this open-label, dose-escalation clinical trial is safety.  Secondary endpoints include the outcomes of a range of functional tests, detailed structural analysis of the retina and quality of life measures. A total of 15 patients were treated in this clinical trial, including nine adult patients in three dose escalation cohorts and six pediatric patients in the pediatric extension arm of the trial.

In May 2019, we announced positive topline safety and efficacy data from the Phase 1/2 trial of AAV-RPE65. Additional data from this study were presented at the Retina Subspecialty Day of the American Academy of Ophthalmology Annual Meeting in October 2019.

AAV-RPE65 met the study’s primary endpoint of safety and tolerability. Additionally, AAV-RPE65 demonstrated statistically significant improvement across several secondary endpoints assessing clinical activity. Significant improvement in vision was demonstrated at six months after AAV-RPE65 treatment, as measured by assessments of vision-guided mobility, retinal sensitivity, visual acuity and contrast sensitivity. Larger improvements from baseline in functional vision were observed between treated and control eyes at lower light levels. We believe these outcomes address the core functional manifestation of RPE65-associated retinal dystrophy, which typically causes vision impairment beginning in early childhood that is most pronounced in low-light conditions, and is consistent with the proposed mechanism of action of AAV-RPE65.

We intend to meet with regulatory agencies in 2020 to discuss the regulatory pathway forward for AAV-RPE65.

The FDA and EMA each granted orphan status to AAV-RPE65 for the treatment of LCA caused by mutations in RPE65.  The FDA also granted AAV-RPE65 rare pediatric disease designation for the treatment of inherited retinal dystrophy due to biallelic RPE65 mutations.

AAV-CNGB3 and AAV-CNGA3 for the Treatment of Achromatopsia

Achromatopsia, or ACHM, is an IRD that specifically prevents cone photoreceptors from functioning.  ACHM patients are legally blind from birth and usually suffer from severely reduced visual acuity of 20/200 or worse, a disabling sensitivity to light, or photoaversion, total color blindness and involuntary back and forth eye movements, or nystagmus. ACHM patients suffer significant vision loss due to the complete lack of cone function. ACHM occurs in approximately one in 30,000 people in the United States.  The CNGB3 and CNGA3 genes are the two most common genes that have been identified as causing ACHM, together accounting for up to 92% of ACHM cases, with CNGB3 slightly more common than CNGA3 in most geographic territories.

There are estimated to be approximately 12,000 patients with ACHM caused by mutations in CNGB3 in the United States, Japan, and the EU5, with about 25% of those patients being under the age of 18 and approximately 125 new cases being diagnosed annually.  We believe the availability of a therapeutic option may increase patient identification and the estimated prevalence of ACHM.

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

We have an ongoing natural history study in ACHM including over 90 patients that allows us to collect structural and functional data for up to five years on prospectively defined endpoints, including functional tests, retinal imaging and electrophysiological assessments. We believe access to these ACHM patients has enabled us to efficiently enroll the most appropriate patients into our CNGB3 and CNGA3 Phase 1/2 clinical trials.   In addition to giving us

access to patients and potentially accelerated enrollment in our treatment studies, we believe the prospective natural history data on each treated patient allow us to gather robust data from our Phase 1/2 clinical trials in a condensed timeframe.

Clinical Development of AAV-CNGB3 for the Treatment of ACHM Caused by Mutations in CNGB3

We have developed a product candidate, AAV-CNGB3 to treat ACHM caused by mutations in the CNGB3 gene.  Mutations in the CNGB3 gene prevent cone photoreceptors from functioning because CNGB3’s gene product is integral to the formation of a specific membrane channel that enables cones’ electrical response to light.  CNGB3 is a gene exclusively expressed in cones and our aim is to replace the absent function of the mutant CNGB3 gene with a normal copy of the gene in cones of IRD patients and thereby restore cone function.  In order to drive expression of the functional CNGB3 gene specifically in cones and not in other cells of the retina, we use the cone specific human cone arrestin, or CAR, promoter to drive the expression of a codon optimized CNGB3 cDNA.  Codon optimization improves protein expression by increasing translation efficiency.  To transfect cone photoreceptors, we use the AAV8 capsid, which enables the efficient delivery of the CNGB3 gene cargo to those photoreceptors.  As the vast majority of the cones in the eye are located centrally and concentrated in the macula, we treat this central region of the retina through subretinal injection to deliver the viral vector product candidate to the photoreceptors in which its activity is required.

We are conducting a Phase 1/2 clinical trial of AAV-CNGB3 in both adult and pediatric patients.  In this trial, AAV-CNGB3 was delivered via subretinal injection of up to 0.5mL targeting the central region of the retina, including the macula and fovea, where most of the cones are located.  One eye is treated in each patient.  The primary endpoint of this open-label, dose-escalation clinical trial is safety. Secondary endpoints include the outcomes of a range of functional and structural assessments.

Dosing was completed in this clinical trial in May 2019.  In the dose escalation portion of the trial, we treated 11 adults. We also treated 12 children in the pediatric expansion cohorts. Six months following treatment, patients can move onto a long term follow up study in which they are followed for safety and indication of benefit for an additional four and a half years.

Our gene therapy product candidate AAV-CNGB3 was granted orphan drug designation by the FDA and EMA, rare pediatric disease designation by the FDA for the treatment of achromatopsia caused by mutations in the CNGB3 gene, and Fast Track designation by the FDA for the treatment of achromatopsia caused by CNGB3 mutations.  We were granted PRIME designation by the EMA in October 2018 based on data from the first adult treatment cohort along with preclinical data.

Clinical Development of AAV-CNGA3 for the Treatment of ACHM Caused by Mutations in CNGA3

We are also developing AAV-CNGA3 to treat ACHM caused by mutations in the CNGA3 gene.  We have designed a synthetic promoter to drive high levels of CNGA3 expression specifically in cones because we believe a larger amount of CNGA3 protein is required to restore cone function as compared to CNGB3.  AAV-CNGA3 utilizes this proprietary pan cone promoter to drive a codon optimized CNGA3 gene sequence.  We believe this novel promoter can drive sufficient expression of CNGA3 in cones to restore light sensitivity to these cones in CNGA3 deficient patients.  We use the AAV8 capsid to transfect cone photoreceptors in the back of the eye and we target the cones concentrated in the central region of the retina via a subretinal injection that covers the macula.

We initiated a Phase 1/2 dose escalation trial of AAV-CNGA3 in pediatric ACHM patients with mutations in CNGA3 in the third quarter of 2019.

AAV-AIPL1 for the Treatment of LCA4

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

LCA4’s extremely rapid progression, rarity and early age of onset make the standard process of seeking regulatory approval through clinical development challenging because adult safety trials would not yield meaningful data given the early onset of the disease.  We believe we are well placed to initiate the first clinical intervention in this indication through our relationships with the University College of London, or UCL, and Moorfields Eye Hospital, whose expertise and large IRD patient population enables such an aggressive and uncommon IRD to be treated.

To address LCA4, we developed a viral vector to replace the AIPL1 gene in all photoreceptors by using the AIPL1 cDNA driven by the rhodopsin kinase promoter, which is active in both rods and cones.

Our product candidate, AAV-AIPL1, was manufactured and released for compassionate use under an MHRA specials license in the UK to treat LCA4 patients.  This allows physicians to prescribe a treatment of AAV-AIPL1 for LCA4 patients they deem appropriate.  We play no role in the physician’s treatment decision.  We intend to use the data produced by the compassionate use treatment to inform any potential clinical development plan as well as any interactions with the regulatory agencies that would enable us to make this intervention more widely available to the LCA4 patient population.

As the manufacturer of AAV-AIPL1 under a specials license, we have a record retention requirement and a continuing obligation to inform the MHRA of any suspected adverse reaction to our medicinal product which is a serious adverse reaction.

The UK’s Human Medicines Regulations 2012 allow for the manufacture and supply of medicinal products not authorized for marketing to patients with special needs at the request of the healthcare professional responsible for the patient’s care (these products are referred to as “specials”).  A special may only be supplied in: (i) response to an unsolicited order from a healthcare professional responsible for the care of the patient, (ii) if the product is manufactured and assembled in accordance with the specifications of that healthcare professional to fulfil the special needs of the individual patient that cannot be met by products already authorized for marketing and (iii) if the product is manufactured under a specials license granted by the MHRA.

Manufacturing a special also imposes a five year record retention requirement subject to review by the MHRA, including details of any suspected adverse reaction to the product so sold or supplied of which the person is aware or subsequently becomes aware, as well as a continuing obligation to notify the MHRA of any suspected adverse reaction to the medicinal product which is a serious adverse reaction.

The FDA and EMA granted orphan designation to our product candidate, AAV-AIPL1, for treatment of inherited retina dystrophy due to defects in AIPL1 gene.

Ophthalmology Preclinical Development Pipeline

We also have a preclinical IRD development pipeline focused on diseases caused by mutations in additional genes.  In order to expand our gene therapy pipeline for retinal diseases, we are also developing treatments for certain multifactorial eye diseases, which are diseases caused by multiple genetic or environmental factors.

One of these pre-clinical programs relates to neovascular age related macular degeneration, or wet AMD.  We use a gene therapy product to deliver an antibody targeting the vascular endothelial growth factor receptor 2, or anti-VEGFR2, with the aim of blocking disease related vascular formation in the eye.

Additionally, we are developing a novel approach to treat advanced dry AMD patients who have lost central vision through our innovative “rod-to-cone” technology.  By genetically engineering rods with molecules that will improve their speed of response to light, we aim to effectively transform a patch of rod photoreceptors in the outer part of the retina to behave more like cone photoreceptors, thus improving vision. There is no currently approved therapy that impacts disease progression of dry AMD.  The best available treatment for patients after they lose central vision and acuity is support and rehabilitation services to help them better utilize the remaining peripheral part of their retina.

Our Salivary Gland Programs

Our second area of clinical focus is xerostomia, a chronic and debilitating disorder of the salivary glands in which saliva production is impaired.  Xerostomia may be caused by a number of different insults to the salivary glands, including radiation therapy for head and neck cancer and certain autoimmune diseases.

AAV-AQP1 for the Treatment of Radiation-Induced Grade 2/3 Xerostomia

Radiation induced xerostomia, or RIX, is a severe and debilitating long-term side effect of radiation treatment for head and neck cancer. Chronic RIX results in severe side effects, including difficulty swallowing, or dysphagia, oral discomfort, malnutrition, oral mucositis, changes in taste, increased oral infections and dental cavities. There are currently no FDA approved treatments for RIX.

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

The proof of concept for this mechanism and its ability to increase the volume of saliva secreted by damaged salivary glands was observed in a Phase 1 clinical trial conducted by the NIH in patients with chronic grade 2 or 3 RIX.  The trial was designed as a short-term dose escalation trial of a gene therapy using adenovirus as the vector to deliver the hAQP1 to the remaining epithelial cells in the parotid gland of 11 patients suffering from chronic RIX.  There were no reported severe adverse events among the patients treated, two out of three patients in each of the first three cohorts in this clinical trial were observed to have objective increases in saliva volume produced by the treated parotid gland, with increases in parotid flow ranging from 60% to 540%, and all but one of these patients showed a decrease in symptoms of dry mouth as measured by subjective visual analog scales, validated in other forms of xerostomia.  The results of this study were published in Proceedings of the National Academy of Sciences in 2012.

We are currently conducting a Phase 1 dose escalation clinical trial of AAV-AQP1 at the NIH in patients with grade 2 or 3 RIX who remain cancer free for at least five years after receiving radiation treatment.  In this trial we are using AAV2 to deliver the hAQP1 gene, as we believe AAV2 efficiently transfects the salivary gland cells and does not spread beyond the target cells.  The aim of the trial is to determine the safety of inserting hAQP1 locally into the salivary glands of RIX patients, as well as to measure changes in salivary flow resulting from the introduction of this channel.  We have completed dosing in the first three cohorts and are enrolling patients into the fourth dose escalation cohort.  This clinical trial is being conducted in conjunction with the National Institute of Dental and Craniofacial Research at the United States National Institutes of Health, or the NIH, Dental Clinic.

In the third quarter of 2019, we also initiated a multi-site Phase 1/2 clinical trial of our product candidate AAV-AQP1 for the treatment of grade 2 or 3 RIX. We have completed treating patients in the first dose escalation cohort and we expect to continue to open additional sites and enroll patients in dose escalation cohorts throughout 2020.  We expect to report initial data from this clinical trial in the second half of 2020.

The FDA granted orphan drug designation for AAV-AQP1 to treat symptoms of grade 2 and grade 3 late xerostomia from parotid gland hypofunction caused by radiotherapy for cancer of the oral cavity.

AAV-AQP1 for the Treatment of Sjogren’s Syndrome

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

Our Neurodegenerative Disease Programs

Neurodegenerative diseases are our third area of focus. Relying on our expertise in viral vector design, delivery, production and manufacturing, we are aiming to develop and optimize vectors to effectively treat both genetic and sporadic forms of these diseases.

AAV-GAD for the Treatment of Parkinson’s Disease

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

Our product candidate targeting Parkinson’s disease, AAV-GAD, is designed to deliver the glutamic acid decarboxylase, or GAD, gene to the subthalamic nucleus in order to increase production of GABA, the primary inhibitory neurotransmitter in the human brain.  GAD is the rate-limiting enzyme in the synthesis of GABA, therefore we believe that increasing subthalamic nucleus GAD expression through gene therapy has the potential to address the dysregulation of motor circuits and improve symptoms in Parkinson’s disease patients without affecting other brain regions, which can be responsible for complications of existing therapies.

Clinical Development of AAV-GAD

In a blinded Phase 2 clinical trial of AAV-GAD in patients with medically refractory Parkinson’s disease, 45 patients were randomized 1:1 to receive either AAV-GAD gene therapy delivered by injection into the subthalamic nucleus on both sides of the brain or bilateral sham surgery.  Subjects were followed for one year and all results remained blinded until the final treated patient reached the 6-month primary endpoint.  The trial met the primary endpoint, of six-month change from baseline in double-blind assessment of off-medication motor scores of the Unified Parkinson’s Disease Rating Scale, or UPDRS.  At the six-month endpoint, UPDRS score for the AAV-GAD group decreased by 8.1 points (SD 1.7, 23.1%; p<0.0001) and by 4.7 points in the sham group (1.5, 12.7%; p=0.003).  The AAV-GAD group showed a significantly greater improvement from baseline in UPDRS scores compared with the sham group over the six-month course of the study (RMANOVA, p=0.04).  An improvement in complications of medical therapy as measured by the UPDRS part 4 was observed in the AAV-GAD group at both six and 12 months.  A significant decline in duration of disabling dyskinesia was observed only in the AAV-GAD treated patients.

AAV-GAD was reported to be well-tolerated, with no significant adverse events related to the therapy and no speech or cognitive complications observed.  The results of the trial were published in the March 2011 issue of The Lancet Neurology, the August 2014 issue of the Journal of Clinical Investigation and the April 2017 issue of JCI Insight, building upon publications of the Phase 1 trial data in The Lancet and the Proceedings of the National Academy of Sciences.  In addition, in research published in the November 28, 2018 issue of Science Translational Medicine, fifteen patients treated with AAV-GAD gene therapy were observed to have expressed a treatment-related reorganization of functional brain connectivity that was related to disease symptom improvement.  These flurodeoxyglucose positron emission tomography analyses provided objective biological evidence of improvements in abnormal brain networks associated with Parkinson’s disease following AAV-GAD gene therapy.

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

We intend to manufacture cGMP AAV-GAD material at our manufacturing facility and submit an Investigational New Drug Application (IND) to the FDA in 2020.  To date, we have not determined the regulatory pathway and any potential related development costs for our AAV-GAD gene therapy program for Parkinson’s disease.

Neurodegenerative Disease Preclinical Development Pipeline

In addition to our clinical stage Parkinson’s disease program, we continue to conduct research to develop our preclinical pipeline of gene therapy product candidates for the treatment of other serious diseases of the central nervous system, including AAV-UPF1 to address motor neuron death in ALS, and an Alzheimer’s disease program focused on endosomal trafficking dysfunction. Each of these programs are directed towards the underlying cell biology that may be driving neurogeneration in these diseases.

ALS

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

Alzheimer’s Disease

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

Our Strengths

In addition to our three core therapeutic areas of focus, our six ongoing clinical development programs, and our broad pipeline of preclinical programs, we have core capabilities in viral vector design and optimization, gene therapy manufacturing and a potentially transformative gene regulation technology.  Utilizing the following key strengths, we aim to develop, commercialize and expand our portfolio of product candidates.

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

•

Manufacturing Capabilities and Capacity: We have a flexible and scalable cGMP manufacturing facility and production process, which we expect can supply our current clinical and preclinical programs through regulatory approval and, should they be approved, provide sufficient capacity for their commercial production. We are expanding our manufacturing capabilities by building a second cGMP viral vector manufacturing facility and building our own cGMP plasmid production facility.

•

Robust and Diverse Clinical and Preclinical Pipeline: Applying our portfolio approach to gene therapy product development, our initial focus is on treatments for IRDs, salivary gland disorders and neurodegenerative diseases. We have six programs in clinical development, one program under a compassionate use specials license and a broad preclinical development pipeline.

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

Our Strategy

Our goal is to develop and commercialize innovative gene therapy products to treat serious disorders and broaden the scope of indications that may be treatable by our gene therapies.  Our strategy to achieve this goal is to:

•	successfully complete clinical development, obtain regulatory approval and commercialize our pipeline of gene therapy product candidates;
•	continue to advance the development of our preclinical pipeline product candidates;
•	utilize our viral vector design and optimization capabilities to identify and develop new gene therapies for serious diseases;
•

advance the development of our potentially transformative proprietary technology for regulating the activity of gene therapy products using small molecules and initiate clinical trials of new regulatable product candidates; and

•

continue to pursue and evaluate further strategic collaborations with additional biotechnology and pharmaceutical companies to leverage our capabilities, manufacturing capacity and proprietary gene regulation technology.

The figure below depicts the steps in our product engine, including disease selection, design, development/testing, clinical and manufacturing:

Gene Therapy Overview

Gene therapy uses a delivery vehicle, referred to as a vector, to insert a functionally active gene into cells in the body.  The gene encodes a therapeutic protein that may block disease pathways or may enhance a deficient pathway.  Gene therapy has been studied for over 50 years, with a variety of different viral vectors employed to deliver therapeutic genes.  Since the first clinical study of therapeutic gene transfer in humans in 1990, thousands of gene therapy studies covering a broad range of disease targets have been initiated.  Recently, the first gene therapies have received regulatory approval, including approval by the FDA of Luxturna, marketed by Spark Therapeutics, Inc. which was purchased by Roche, for treatment of RPE65-associated retinal dystrophy, and Zolgensma, marketed by AveXis, Inc., a Novartis company, for the treatment of spinal muscular atrophy, resulting in a growing acceptance of gene therapy technology as a potentially safe and effective therapeutic approach.

Our current programs use adeno-associated virus, or AAV, as the vector for delivering gene sequences into a patient’s cells.  The key components of an AAV vector include: (i) the capsid, or the outer viral protein shell that encloses the target DNA, which is responsible for binding to the cell surface and allowing the therapeutic gene that it is carrying to enter the cell; (ii) the therapeutic gene, or transgene, that encodes the therapeutic protein; and (iii) the promoter, or the DNA sequence that drives the expression of the transgene.  AAV is a good vector for gene therapy delivery because of its relative safety and broad applicability.  AAV is less immunogenic, or less prone to causing an immune reaction, than previous generations of gene therapy vectors, such as adenoviral vectors and AAV does not readily integrate into the genome of the target cell, reducing the potential for oncogenesis, or the induction of cancer.  AAV vectors can transfer a therapeutic gene into, or transduce, numerous cell types.  Slight differences in capsid proteins can modulate the efficiency with which different capsids deliver genes to different cells, thus allowing different AAV capsids to be selected to most effectively target particular cell types.

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

Gene therapy can be used to address monogenic diseases, which result in mutations in a single gene in a patient’s genome.  In such cases, the viral vector is used to deliver a normal copy of the gene to the cells that are defective due to the lack of the gene function.  The normal gene then drives production of the missing protein and offers a therapeutic benefit in patients with the disease.  This gene replacement approach underlies all of our IRD programs.

In addition to replacing a gene that is defective or missing in a monogenic disease, gene therapy can also provide a therapeutic impact by adding a particular new gene function to cells and thereby change cell behavior and function in other types of diseases.  This is the aim of our salivary gland programs, where our treatment is designed to promote water to flow through otherwise impermeable cells in damaged salivary glands and increase saliva flow into the mouth.  Additionally, gene therapy may be used to deliver a therapeutic protein that may block a disease pathway or enhance a deficient cellular pathway in multifactorial diseases such as wet AMD and neurodegenerative diseases, including ALS and Alzheimer’s disease.

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

Our Competitive Advantage in IRDs: Natural History Studies, Relationships with Leading Institutions and Our cGMP Manufacturing Facility

IRDs as a class are the most common cause of blindness in the working age population worldwide and a leading cause of impaired vision in children in developed countries.  There are approximately 200,000 people in each of the United States and European Union, or EU, affected by IRDs.  However, IRDs may be caused by mutations in over 200 identified genes, and in many cases each genetically defined IRD may be a small patient population.  Meaningful clinical trials for these sorts of rare indications are especially challenging because they require access to sufficient patients and baseline data on each patient in order to secure clear indicators of efficacy as a result of intervention.  We seek to address this problem by sponsoring prospectively designed natural history studies in each of the indications that we are treating in our Phase 1/2 trials.

For each of the natural history studies, baseline assessments are made upon enrollment, with follow up assessments at later time points.  A broad range of assessments are used, including functional tests, retinal imaging and electrophysiological assessments.  The same assessments used for each natural history study are used in our corresponding clinical trial targeting the same indication, allowing us to compare the impact of our product candidates on the progression of these diseases on a population, as well as individual patient basis.

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

We also have longstanding active relationships and clinical site agreements with leading institutions in retinal disorder treatments, including, among others, Moorfields Eye Hospital in London, the University of Michigan Kellogg Eye Center, Massachusetts Eye and Ear, the Medical College of Wisconsin & Froedtert Hospital and the Casey Eye Institute at the Oregon Health & Science University.  These institutions and others where we have active relationships are among the premier treatment centers for the indications that we are pursuing and provide us with access to potential patients for our clinical trials and experts in IRDs who offer strategic guidance and expertise for our development strategy.  They provide services with respect to our preclinical and clinical studies.  Participants enrolled at the University of Michigan Kellogg Eye Center and Massachusetts Eye and Ear Hospital may travel to the Medical College of Wisconsin & Froedtert Hospital for adaptive optic assessments.  The Casey Eye Institute at the Oregon Health & Science University provides certain reading center and other clinical services with respect to our clinical trials.

Our Gene Regulation Platform

We are developing a potentially transformative technology designed to enable us to use small molecules to turn gene therapy product candidates on and off.  The aim of this gene regulation platform is to transform gene therapy into a generalizable mechanism for the delivery of biologic drugs.  The idea is that the gene encoding a particular biologic drug or a therapeutic antibody would be delivered to target cells in the body, but these genes would only be activated in the presence of a specific small molecule.  The therapeutic protein would be manufactured by the body only in the presence of the small molecule so that intermittent production of the therapeutic protein would be achieved by dosing with the small molecule drug.

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

One of the features of our mammalian riboswitch is its range of regulation.  Using small molecules we have the ability to switch the riboswitch containing gene on to levels greater than 1,000x higher than in the absence of the small molecule.  We believe this technology is viable for a therapeutic product and is also the first instance of a proprietary system for screening randomized aptamers and small molecules within mammalian cells for functional interactions.

Using our proprietary technology, we have the ability to regulate multiple genes in vitro and in vivo in multiple tissue types using multiple small molecules. We are currently screening libraries to identify unique small molecule and aptamer pairs with the desired pharmacokinetic profiles for various therapeutic uses.

Our Manufacturing Capabilities

We own and operate a cGMP manufacturing facility situated in London, United Kingdom.  Supporting our global approach to clinical development and market supply, we designed the 29,000 square foot facility to meet multiple regulatory standards, including the MHRA, EMA and FDA standards.

We believe our facility can supply our current clinical and preclinical programs through regulatory approval and, should they be approved, provide sufficient capacity, for commercial production.  Strategically, we believe our facility will minimize our dependence on third-party CMOs, which we believe provides a significant strategic, clinical and commercial advantage.

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

We have more than 90 highly trained multidisciplinary staff on our manufacturing team with backgrounds in manufacturing, managing and delivering gene therapy products.

We have identified and licensed a proprietary HEK-293 cell line that is well characterized and that we have banked in 400 vials.  The specific cell line, size of the bank, culture media, and cryopreservation agents have been selected to facilitate bridging between process development platforms and targets.  Our HEK-293 cells lack the T antigen component and are suitable for both the adherent culture platform and the bioreactor process.  We believe the ability to use the same cell line throughout the product and process development lifecycle will allow us to use a bracketed approach to process validation and comparability, which we believe may reduce the time and costs related to their implementation.

We are also expanding our manufacturing capabilities by building a second cGMP viral vector manufacturing facility and building our own cGMP plasmid production facility. We currently rely on third-party manufacturers for the plasmid used in the production of our product candidates. We are in the planning stages for our new facilities and we expect to begin construction in 2020. We believe that building a second viral vector manufacturing facility and bringing cGMP plasmid production in-house will provide greater flexibility and efficiency as we advance our product candidates through development, and should they be approved, commercial production.  We anticipate that the plasmid production facility will be operational by the end of 2020 and expect to initiate construction of the vital vector facility in mid-2020.

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

There are other organizations working to improve existing therapies or to develop new therapies for our initially selected disease indications.  Depending on how successful these efforts are, it is possible they may increase the barriers to adoption and success for our product candidates, if approved.  These efforts include two product candidates Applied Genetic Technologies Corporation, or AGTC, have in Phase 1/2 clinical trials to treat ACHM related to CNGB3 and CNGA3, respectively, a product candidate in Phase 1/2 clinical trials by Biogen Inc. and a program AGTC is running to treat XLRP, as well as Luxturna, marketed by Spark Therapeutics, Inc. which was purchased by Roche, and has been approved to treat RPE65-associated retinal dystrophy.  We are not aware of any other gene therapy product candidates in clinical development targeting xerostomia.  We are aware of other ALS gene therapies utilizing different treatment mechanisms to treat different genetically defined subsets of ALS patients, as well as gene therapy product candidates being developed for the treatment of Parkinson’s disease, including those being developed by Voyager Therapeutics, Inc., Prevail Therapeutics, Inc. and Axovant Sciences Ltd.

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

As of December 31, 2019, we own, co-own, have an exclusive license or co-exclusive license under, or an exclusive option to license 88 United States and foreign issued or allowed patents and 244 patent applications, pending in the United States and internationally.  For any individual patent, the term depends on the applicable law in the country in which the patent is granted.  In most countries where we have filed patent applications or in-licensed patents and patent applications, patents have a term of 20 years from the application filing date or earliest claimed non-provisional priority date.  In the United States, the patent term is 20 years but may be shortened if a patent is terminally disclaimed over another patent that expires earlier.  The term of a U.S. patent may also be lengthened by a patent term adjustment, in order to address administrative delays by the United States Patent and Trademark Office in granting a patent.  In the United States, the term of a patent that covers an FDA-approved drug or biologic may be eligible for patent term extension in order to restore the period of a patent term lost during the premarket FDA regulatory review process.  The Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch-Waxman Act, permits a patent term extension of up to five years beyond the natural expiration of the patent.  The patent term restoration period is generally equal to the regulatory review period for the approved product which period occurs after the date the patent is issued, subject to certain exceptions.  Only one patent may be extended for a regulatory review period for any product, and the application for the extension must be submitted prior to the expiration of the patent.  In the future, we may decide to apply for restoration of patent term for one of our currently owned or licensed patents to extend its current expiration date, depending on the expected length of the clinical trials and other factors involved in the filing of the relevant BLA.

Company-Owned Intellectual Property

We own six patent families relating to gene regulation platform technologies developed by us.  The first patent family includes one granted patent in the United States and 22 pending patent applications with claims directed to compositions of matter and methods of use in the United States, Europe, Australia, Brazil, Canada, China, Hong Kong, Japan, Egypt, India, Indonesia, Israel, Republic of Korea, Malaysia, Mexico, New Zealand, Vietnam, African Regional IPO, Philippines, Singapore, South Africa and Eurasia.  Patents issued from this family are expected to expire February 2, 2036, not including any patent term adjustments that may extend the patent term in certain jurisdictions.

The second patent family includes 22 pending patent applications with claims directed to compositions of matter and methods of use in the United States, Europe, Australia, Canada, China, India, Japan, Brazil, Egypt, Hong Kong, Indonesia, Israel, Republic of Korea, Malaysia, Mexico, New Zealand, Vietnam, African Regional IPO, Philippines, Singapore, South Africa and Eurasia.  Patents issued from this family are expected to expire February 2, 2037, not including any patent term adjustments that may extend the patent term in certain jurisdictions.

The third patent family includes 22 pending patent applications with claims directed to compositions of matter and methods of use in the United States, Europe, Australia, Canada, China, India, Japan, Brazil, Egypt, Hong Kong, Indonesia, Israel, Republic of Korea, Malaysia, Mexico, New Zealand, Vietnam, African Regional IPO, Philippines, Singapore, South Africa and Eurasia.  Patents issued from this family are expected to expire February 2, 2037, not including any patent term adjustments that may extend the patent term in certain jurisdictions.

The fourth patent family includes 22 pending patent applications with claims directed to compositions of matter and methods of use in the United States, Europe, Australia, Canada, China, Hong Kong, India, Japan, Brazil, Egypt, Indonesia, Israel, Republic of Korea, Malaysia, Mexico, New Zealand, Vietnam, African Regional IPO, Philippines, Singapore, South Africa, and Eurasia. Patents issued from this family are expected to expire August 3, 2037, not including any patent term adjustments that may extend the patent term in certain jurisdictions.

The fifth patent family includes 21 pending patent applications relating to different gene regulation platform technologies with claims directed to compositions of matter and methods of use in the United States, Europe, Australia, Canada, China, India, Japan, Brazil, Egypt, Indonesia, Israel, Republic of Korea, Malaysia, Mexico, New Zealand, Vietnam, African Regional IPO, Philippines, Singapore, South Africa, and Eurasia. An additional filing in Hong Kong will be made in due course.  Patents issued from this family are expected to expire on March 2, 2038, not including any patent term adjustments that may extend the patent term in certain jurisdictions.

The sixth patent family includes 21 pending patent applications relating to different gene regulation platform technologies with claims directed to compositions of matter and methods of use in the United States, Europe, Australia, Canada, China, India, Japan, Brazil, Egypt, Indonesia, Israel, Republic of Korea, Malaysia, Mexico, New Zealand, Vietnam, African Regional IPO, Philippines, Singapore, South Africa, and Eurasia. An additional filing in Hong Kong will be made in due course. Patents issued from this family are expected to expire on February 21, 2038, not including any patent term adjustments that may extend the patent term in certain jurisdictions.

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

The second patent family, with claims directed to compositions of matter and methods of use relating to our achromatopsia program and the AAV-CNGA3 product candidate, includes one pending patent application, which we expect to convert into United States and international patent filings in due course.  Patents issued from this family are expected to expire in January 2039, not including any patent term extensions or adjustments that may extend the patent term in certain jurisdictions.

The third patent family, with claims directed to compositions of matter and methods of use relating to our retinitis pigmentosa program and the AAV-RPGR product candidate, includes one allowed patent application in the United States and six pending applications in the United States, Europe, Canada, China, and Japan (two applications).  Patents issued from this family are expected to expire in July 2035, not including any patent term extensions or adjustments that may extend the patent term in certain jurisdictions.

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

National Institute of Dental and Craniofacial Research

The exclusively licensed NIDCR portfolio includes one patent family with claims directed to compositions of matter and methods of use relating to our Sjogren’s Syndrome gene therapy program.  This patent family includes 16 issued or allowed patents in the United States, Canada, Australia, Austria, Belgium, Denmark, France, Germany, Ireland,

Italy, Netherlands, Norway, Spain, Sweden and United Kingdom and one pending patent application in the United States.  Patents issued from this family are expected to expire August 30, 2033, not including any patent term extensions or adjustments that may extend the patent term in certain jurisdictions.

License Agreements

License Agreements with UCLB

We previously entered into several license agreements with UCLB, covering the following inherited retinal disease programs: (a) ACHM caused by mutations in CNGB3; (b) ACHM caused by mutations in CNGA3; (c) XLRP; and (d) RPE65-mediated IRD (together, the “Licensed Gene Therapy Programs”).  The terms of these license agreements were set forth in (i) the license agreement, dated February 4, 2015, as amended, between Athena Vision Ltd. And UCLB (the “First UCLB License Agreement”); (ii) the license agreements, dated July 29, 2017, as amended, between MeiraGTx UK II Limited and UCL Business, Plc (the “Second UCLB License Agreement”); and (iii) the license agreement, dated March 15, 2018, among MeiraGTx Limited, MeiraGTx UK II Limited and UCL Business Plc (the “Third UCLB License Agreement” and, collectively, the “prior UCLB license agreements”).  In January and February 2019, we amended and restated the prior UCLB license agreements to establish new standalone license agreement (each, a “Stand-Alone UCLB Agreement”) for each of the Licensed Gene Therapy Programs.  We have removed from each of the Stand-alone Agreements our obligation to pay UCLB a share of certain sublicensing revenues as was provided under the First UCLB License Agreement and have aligned the material terms of the Stand-Alone Agreements to track those under the Third UCLB License Agreement as previously disclosed and a summary of which is set forth below as is now reflected in each of the Stand-Alone Agreements.

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

Under the terms of each Stand-Alone UCLB Agreement, we are required to pay UCLB sales milestone payments of up to a total of £39.8 million in the aggregate and an annual management fee of £50 thousand until certain royalty payments have been paid. Additionally, pursuant to the Stand-Alone UCLB Agreement related to CNGB3, we paid UCLB an upfront payment of £1.5 million and issued £1.5 million of the Company’s ordinary shares.

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

Trade Secrets

We also rely on trade secrets, technical know-how and continuing innovation to develop and maintain our competitive advantage.  We require inventors who are identified on any company-owned patent applications to assign rights to us.  We also rely on confidentiality agreements with our employees, consultants and other advisors to protect our proprietary information.  Our policy is to require third parties that receive material confidential information to enter into confidentiality agreements with us.

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

Within the FDA, the Center for Biologics Evaluation and Research, or CBER, regulates gene therapy products.  The FDA has published guidance documents with respect to the development and submission of gene therapy protocols.  The FDA also has published guidance documents related to, among other things, gene therapy products in general, their preclinical assessment, observing subjects involved in gene therapy clinical trials for delayed adverse events, potency testing, and chemistry, manufacturing and control information in gene therapy INDs.  The FDA has also published guidance documents regarding the development of gene therapy products for retinal disorders and rare diseases.

To date, the FDA has approved four human gene therapy products for sale, and has provided general guidance regarding the development of gene therapy products.  For example, the FDA has established the Office of Tissue and Advanced Therapies within CBER, to consolidate the review of gene therapy and related products, and the Cellular, Tissue and Gene Therapies Advisory Committee, to advise CBER on its reviews.  In addition, the FDA has issued a growing body of clinical guidelines, chemical, manufacturing and control, or CMC, guidelines and other guidelines, all of which are intended to facilitate industry’s development of gene therapy products.  The FDA has also published guidance documents regarding the development of gene therapy products for retinal disorders and rare diseases.

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

U.S. Biological Products Development Process

The FDA determined that more than minimally manipulated products must be approved by the FDA through the Biologics License Application, or BLA, process before they may be legally marketed in the United States.  The process required by the FDA before a biologic may be marketed in the United States generally involves the following:

•

completion of extensive nonclinical studies, sometimes referred to as preclinical laboratory tests, and preclinical studies and applicable requirements for the humane use of laboratory animals and formulation studies in accordance with applicable regulations, including good laboratory practices, or GLPs;

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

The Food and Drug Administration Safety and Innovation Act, or FDASIA, enacted in 2012, requires that a sponsor who is planning to submit a marketing application for a drug or biological product that includes a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration submit an initial Pediatric Study Plan, or PSP, within sixty days after an end-of-Phase 2 meeting or as may be agreed between the sponsor and FDA.  The initial PSP must include, among other things, an outline of the pediatric study or studies that the sponsor plans to conduct, including to the extent practicable study objectives and design, age groups, relevant endpoints and statistical approach, or a justification for not including such detailed information, and any request for a deferral of pediatric assessments or a full or partial waiver of the requirement to provide data from pediatric studies along with supporting information, along with any other information specified in FDA regulations.  The FDA and the sponsor must reach agreement on the PSP.  A sponsor can submit amendments to an agreed-upon initial PSP at any time if changes to the pediatric plan need to be considered based on data collected from nonclinical studies, early phase clinical trials, and/or other clinical development programs.  The FDA may grant deferrals for submission of data or full or partial waivers.  Unless otherwise required by regulation, PREA does not apply to any biological product for an indication for which orphan designation has been granted.  The testing and approval processes require substantial time and effort and there can be no assurance that the FDA will accept the BLA for filing and, even if filed, that any approval will be granted on a timely basis, if at all.

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

In addition, under the provisions of FDASIA, the FDA established a Breakthrough Therapy Designation which is intended to expedite the development and review of products that treat serious or life-threatening diseases or conditions.  A breakthrough therapy is defined as a drug that is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development.  The designation includes all of the features of Fast Track designation, as well as more intensive FDA interaction and guidance.  The Breakthrough Therapy Designation is a distinct status from both accelerated approval and priority review, but these can also be granted to the same product candidate if the relevant criteria are met.  The FDA must take certain actions, such as holding timely meetings and providing advice, intended to expedite the development and review of an application for approval of a breakthrough therapy.  All requests for breakthrough therapy designation will be reviewed within 60 days of receipt, and FDA will either grant or deny the request.

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

U.S. Patent Term Restoration and Marketing Exclusivity

Depending upon the timing, duration and specifics of the FDA approval of the use of our product candidates, some of our U.S. patents may be eligible for limited patent term extension under Hatch-Waxman Act.  The Hatch-Waxman Act permit a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process.  However, patent term restoration cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date.  The patent term restoration period is generally equal to the regulatory review period for the approved product which period occurs after the date the patent issued, subject to certain exceptions.  Only one patent may be extended for a regulatory review period for any product, and the application for the extension must be submitted prior to the expiration of the patent.  The USPTO, in consultation with the FDA, reviews and approves the application for any patent term extension or restoration.  In the future, we may apply for restoration of patent term for one of our currently owned or licensed patents to extend its current expiration date, depending on the expected length of the clinical trials and other factors involved in the filing of the relevant BLA.

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

In March 2010, the Patient Protection and Affordable Care Act, or the ACA, was signed into law, which substantially changed the way healthcare is financed by both governmental and private insurers in the United States, and significantly affected the pharmaceutical industry.  The ACA contains a number of provisions of particular import to the pharmaceutical and biotechnology industries, including, but not limited to, those governing enrollment in federal healthcare programs, a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected, and annual fees based on pharmaceutical companies’ share of sales to federal health care programs.  Since its enactment, there have been judicial, Congressional and executive branch challenges to certain aspects of the ACA, and we expect there will be additional challenges and amendments to the ACA in the future.  For example, the Tax Cuts and Jobs Act of 2017 was enacted, which, among other things, removes penalties for not complying with ACA’s individual mandate to carry health insurance.  On December 14, 2018, a Texas U.S. District Court Judge ruled that the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Cuts and Jobs Act of 2017.  While the Texas U.S. District Court Judge, as well as the Trump administration and the Centers for Medicare & Medicaid Services, or CMS, have stated that the ruling will have no immediate effect pending appeal of the decision, it is unclear how this decision, subsequent appeals, and other efforts to repeal and replace the ACA will impact the law. There is still uncertainty with respect to the impact President Trump’s administration and the U.S. Congress may have, if any, and any changes will likely take time to unfold, and could have an impact on coverage and reimbursement for healthcare items and services covered by plans that were authorized by the ACA.

Other legislative changes have been proposed and adopted since the ACA was enacted, including aggregate reductions of Medicare payments to providers of 2% per fiscal year and reduced payments to several types of Medicare providers.  Moreover, there has recently been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products.  At the federal level, CMS announced that it will allow Medicare Advantage Plans the option to use step therapy for Part B drugs beginning January 1, 2019, and in October 2018, CMS proposed a new rule that would require direct-to-consumer television advertisements of prescription drugs and biological products, for which payment is available through or under Medicare or Medicaid, to include in the advertisement the Wholesale Acquisition Cost, or list price, of that drug or biological product. On January 31, 2019, the HHS Office of Inspector General proposed modifications to U.S. federal Anti-Kickback Statute safe harbors which, among other things, will affect rebates paid by manufacturers to Medicare Part D plans, the purpose of which is to further reduce the cost of drug products to consumers.  Although some of these, and other proposals will require authorization through additional legislation to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

Prior to commencing a clinical trial, the sponsor must obtain a clinical trial authorization from the competent authority, and a positive opinion from an independent ethics committee.  The application for a clinical trial authorization must include, among other things, a copy of the trial protocol and an investigational medicinal product dossier containing information about the manufacture and quality of the medicinal product under investigation.  Currently, clinical trial authorization applications must be submitted to the competent authority in each EU Member State in which the trial will be conducted.  Under the new Regulation on Clinical Trials, which is currently expected to take effect in 2021, there will be a centralized application procedure where one national authority takes the lead in reviewing the application and the other national authorities have only a limited involvement.  Any substantial changes to the trial protocol or other information submitted with the clinical trial applications must be notified to or approved by the relevant competent authorities and ethics committees.  Medicines used in clinical trials must be manufactured in accordance with cGMP.  Other national and European Union-wide regulatory requirements also apply.

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

The Committee for Advanced Therapies, or CAT, is responsible in conjunction with the CHMP for the evaluation of advanced therapy medicinal products, or ATMPs.  The CAT is primarily responsible for the scientific evaluation of ATMPs and prepares a draft opinion on the quality, safety and efficacy of each ATMP for which a marketing authorization application is submitted.  The CAT’s opinion is then taken into account by the CHMP when giving its final recommendation regarding the authorization of a product in view of the balance of benefits and risks identified.  Although the CAT’s draft opinion is submitted to the CHMP for final approval, the CHMP may depart from the draft opinion, if it provides detailed scientific justification.  The CHMP and CAT are also responsible for providing guidelines on ATMPs and have published numerous guidelines, including specific guidelines on gene therapies and cell therapies.  These guidelines provide additional guidance on the factors that the EMA will consider in relation to the development and evaluation of ATMPs and include, among other things, the preclinical studies required to characterize ATMPs; the manufacturing and control information that should be submitted in a marketing authorization application; and post-approval measures required to monitor patients and evaluate the long term efficacy and potential adverse reactions of ATMPs.  Although these guidelines are not legally binding, we believe that our compliance with them is likely necessary to gain and maintain approval for any of our product candidates.

Under the centralized procedure in the European Union, the maximum timeframe for the evaluation of a Marketing Authorization Application, or MAA, by the EMA is 210 days.  This excludes so-called clock stops, during which additional written or oral information is to be provided by the applicant in response to questions asked by the CHMP.  At the end of the review period, the CHMP provides an opinion to the European Commission.  If this opinion is favorable, the Commission may then adopt a decision to grant an MA.  In exceptional cases, the CHMP might perform an accelerated review of an MAA in no more than 150 days (not including clock stops).  This is usually when the product is of major interest from the point of view of public health and, in particular, from the viewpoint of therapeutic innovation.

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

UK Specials Regulation

The UK’s Human Medicines Regulations 2012 allow for the manufacture and supply of medicinal products not authorized for marketing to patients with special needs at the request of the healthcare professional responsible for the patient’s care (these products are referred to as “specials”).  A special may only be supplied: (i) in response to an unsolicited order from a healthcare professional responsible for the care of the patient, (ii) if the product is manufactured and assembled in accordance with the specifications of that healthcare professional to fulfil the special needs of the individual patient which cannot be met by products already authorized for marketing, and (iii) if the product is manufactured under a specials license granted by the UK’s MHRA.

Manufacturing a special also imposes a five year record retention requirement subject to review by the MHRA, including details of any suspected adverse reaction to the product so sold or supplied of which the person is aware or subsequently becomes aware, as well as a continuing obligation to notify the MHRA of any suspected adverse reaction to the medicinal product which is a serious adverse reaction.

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

The General Data Protection Regulation, or GDPR, is a European framework law which imposes many requirements for controllers and processors of personal data, including, for example, higher standards for obtaining consent from individuals, if this is required, to process their personal data, more robust disclosures to individuals and a strengthened individual data rights regime, shortened timelines for data breach notifications, limitations on retention and secondary use of personal data, increased requirements pertaining to health data and pseudonymised (i.e., key-coded) data and additional obligations when we contract third-party processors in connection with the processing of personal data.  The GDPR allows EU member states to make additional laws and regulations further regulating the processing of genetic, biometric or health data.  Failure to comply with the requirements of GDPR and the applicable national data protection laws of the EU member states may result in fines of up to €20,000,000 or up to 4% of the total worldwide annual turnover of the preceding financial year, whichever is higher, and other administrative penalties and may expose us to compensation claims from affected individuals.

The UK formally withdrew from the EU on January 31, 2020 and entered into a transition period that is scheduled to end on December 31, 2020. During the transition period, the status quo is maintained and the UK and the EU will continue to negotiate their future trading and immigration arrangements, and other aspects of their relationship. The UK’s Data Protection Act 2018, or DPA2018, governs the UK’s privacy regime and will continue to do so during and after the transition period.  The GDPR will form part of UK domestic law as “retained EU law” as a result of the EU (Withdrawal) Act 2018, with certain amendments made to it and also to the DPA 2018 and the UK Privacy and Electronic Communications (EC Directive) Regulations 2003 under the (draft) Data Protection, Privacy and Electronic Communications (Amendments etc.) (EU Exit) Regulations 2019, which are intended to come into force after the transition period. Accordingly, the terms of the GDPR, and its significant penalties, will continue to apply during and after the transition period.  At time of writing, it is unlikely that the UK will be granted adequacy by the European Commission (which would allow personal data to flow freely from the EU to the UK).  If the UK is not granted adequacy, it will become a “third country” under the GDPR and data export mechanisms, such as Standard Contractual Clauses approved by the European Commission, may need to be put in place to govern the transfer of personal data from the EU to the UK.

Employees

As of December 31, 2019, we had 157 employees, all of which are full-time employees. None of our employees is subject to a collective bargaining agreement or represented by a trade or labor union.  We consider our relationship with our employees to be good.

Corporate Information

MeiraGTx Holdings plc was formed on May 1, 2018 under the laws of the Cayman Islands. Our predecessor, MeiraGTx Limited, a limited company under the laws of England and Wales, was formed on March 20, 2015.  In connection with our IPO, we reorganized whereby MeiraGTx Limited became a wholly owned subsidiary of MeiraGTx Holdings plc.

Available Information

Our website can be found at http://www.meiragtx.com. From time to time, we may use our website as a channel of distribution of material company information. Financial and other material information is routinely posted and accessible under the Investors and Media section of our website at http://www.meiragtx.com.

We file annual, quarterly and current reports, proxy statements and other information with the U.S. Securities and Exchange Commission (“SEC”). Our SEC filings are available to the public over the Internet at the SEC’s website at http://www.sec.gov. Our SEC filings are also available without charge under the Investors and Media section of our website at http://www.meiragtx.com.  We make this information available on our website as soon as reasonably practicable after we electronically file such information with, or furnish it to, the SEC. Our website and the information contained on or connected to that site are not incorporated into this Form 10-K.

ITEM 1A.RISK FACTORS

Investing in our common stock involves a high degree of risk. You should consider carefully the risks described below, together with the other information included or incorporated by reference in this Form 10-K. If any of the following risks occur, our business, financial condition, results of operations and future growth prospects could be materially and adversely affected. In these circumstances, the market price of our common stock could decline. Other events that we do not currently anticipate or that we currently deem immaterial may also affect our business, prospects, financial condition and results of operations.

Risks Related to Our Financial Position and Need for Additional Capital

We have incurred significant losses since inception and anticipate that we will incur continued losses for the foreseeable future, and may never achieve or maintain profitability.

We are a clinical stage company with limited operating history. We were formed and began operations in 2015. We have never been profitable and do not expect to be profitable in the foreseeable future. We have incurred net losses since inception, including net losses of approximately $54.8 million and $82.9 million for the years ended December 31, 2019 and December 31, 2018, respectively. As of December 31, 2019, we had an accumulated deficit of approximately $203.0 million. Since our inception, we have devoted substantially all of our resources to developing our technology platform, establishing our viral vector manufacturing facilities and developing manufacturing processes, advancing the product candidates in our ophthalmology, salivary gland and neurodegenerative disease programs, building our intellectual property portfolio, organizing and staffing our company, developing our business plans, raising capital, and providing general and administrative support for these operations. We have not yet demonstrated an ability to successfully complete large-scale, pivotal clinical trials, obtain marketing approval, manufacture product at a commercial scale, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Typically, it takes about six to ten years to develop a new drug from the time it enters Phase 1 clinical trials to when it is approved for treating patients, but in many cases it may take longer. Consequently, predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing genetic medicine products.

We expect to continue to incur significant expenses and additional operating losses for the foreseeable future as we seek to advance product candidates through preclinical and clinical development, expand our research, development and manufacturing activities, develop new product candidates, complete clinical trials, seek regulatory approval and, if we receive regulatory approval, commercialize our products. Furthermore, the costs of advancing product candidates into each succeeding clinical phase tend to increase substantially over time. The total costs to advance any of our product candidates to marketing approval in even a single jurisdiction would be substantial. Because of the numerous risks and uncertainties associated with gene therapy product development, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to begin generating revenue from the commercialization of products or achieve or maintain profitability. Our expenses will also increase substantially as we operate as a public company and add clinical, scientific, operational, financial, compliance and management information systems and personnel, including personnel to support our product development and planned future commercialization efforts.

Before we generate any revenue from product sales, each of our programs and product candidates will require additional preclinical and/or clinical development, potential regulatory approval in multiple jurisdictions, manufacturing, building of a commercial organization, substantial investment and significant marketing efforts. Our expenses could increase beyond expectations if we are required by the U.S. Food and Drug Administration (the “FDA”), European Medicines Agency (the “EMA”), or other regulatory authorities to perform preclinical studies and clinical trials in addition to those that we currently anticipate. These risks are further described under “—Risks Related to Discovery, Development, Clinical Testing, Manufacturing and Regulatory Approval” and “—Risks Related to Commercialization.” As a result, we expect to continue to incur net losses for the foreseeable future. These net losses have had, and will continue to have, an adverse effect on our shareholders’ equity and working capital.

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

Our operations have consumed significant amounts of cash since inception. As of December 31, 2019, our cash and cash equivalents were $227.4 million. Based on our cash and cash equivalents at December 31, 2019 and the research funding we expect to receive under the Collaboration and License Agreement, we estimate that such funds will be sufficient to enable us to fund our operating expenses and capital expenditure requirements into 2022. This estimate is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances could cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more than currently expected because of circumstances beyond our control. Because the length of time and activities associated with successful development of our product candidates is uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:

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

•	ongoing discussions with regulatory agencies and potential subsequent initiation of future clinical trials for our product candidate for the treatment of Parkinson’s disease, AAV-GAD;
•	continuing our current research programs, our preclinical development of product candidates from our current research programs and further developing our gene regulation technology;
•	seeking to identify, assess, acquire and/or develop additional research programs and additional product candidates;
•	the preclinical testing and clinical trials for any product candidates we identify and develop;
•	establishing a sales, marketing and distribution infrastructure to commercialize any product candidates for which we may obtain marketing approval;
•	the outcome, timing and cost of meeting regulatory requirements established by the FDA, EMA and other regulatory authorities;
•	the cost of expanding and protecting our intellectual property portfolio, including filing, prosecuting, defending and enforcing our patent claims and other intellectual property rights;
•	the cost of defending potential intellectual property disputes, including patent infringement actions brought by third parties against us or any of our product candidates;
•	the effect of competing technological and market developments;
•	the cost of further developing and scaling our manufacturing facility and processes;
•	the cost and timing of completion of commercial-scale manufacturing facilities and activities;
•	the cost of making royalty, milestone or other payments under current and any future in-license agreements;
•	our ability to establish and maintain strategic collaborations, licensing or other agreements and the financial terms of such agreements;
•	the extent to which we in-license or acquire rights to other products, product candidates and technologies;
•	the cost of establishing sales, marketing and distribution capabilities for our product candidates in regions where we choose to commercialize our products; and

•	the initiation, progress, timing and results of our commercialization of our product candidates, if approved for commercial sale.

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

Our future success and ability to generate product revenue is substantially dependent on our ability to successfully develop, obtain regulatory approval for and successfully commercialize our product candidates. We currently have no products that are approved for commercial sale and may never be able to develop marketable products. We have invested and expect to continue to invest a meaningful portion of our efforts and expenditures over the next few years in the development of AAV-RPGR, AAV-GAD, AAV-CNGB3, AAV-CNGA3, AAV-RPE65 and AAV-AQP1 (the “Most Advanced Product Candidates”), which will require additional clinical development, management of clinical and manufacturing activities, regulatory approval in multiple jurisdictions, manufacturing sufficient supply, building of a commercial organization, substantial investment and significant marketing efforts before we can generate any revenues from any commercial sales. While we have entered into a Collaboration and License Agreement with Janssen with respect to AAV-CNGB3, AAV-CNGA3 and AAV-RPGR, pursuant to which we received a $100 million upfront payment and will also receive funding for certain research, manufacturing, clinical development and commercialization costs, potential additional milestone payments upon the achievement of such milestones and royalties on future net sales of products, there can be no assurance that these three product candidates will be successfully developed and commercialized by us and Janssen.  Accordingly, our business currently depends heavily on the successful development, regulatory approval and commercialization of our Most Advanced Product Candidates, which may never occur. We cannot be certain that our Most Advanced Product Candidates will be successful in clinical trials, receive regulatory approval or be successfully commercialized even if we receive regulatory approval. Even if we receive approval to market our Most Advanced Product Candidates from the FDA, EMA or other regulatory bodies, we cannot be certain that our product candidates will be successfully commercialized by us or our collaborators, widely accepted in the marketplace or more effective than other commercially available alternatives. Additionally, the research, testing, manufacturing, labeling, approval, sale, marketing and distribution of gene therapy products are and will remain subject to extensive and evolving regulation by the FDA, EMA and other regulatory authorities. We are not permitted to market our Most Advanced Product Candidates in the United States until they receive approval of a biologics license application, or BLA, from the FDA, we cannot market them in the European Union until we receive approval for a Marketing Authorization Application, or MAA, from the EMA, and we cannot market them in other countries until we receive any other required regulatory approval in those countries.

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

We have concentrated a portion of our research and development efforts on our gene therapy platform, which uses both transduction and gene control technology. Our future success depends on the successful development of these novel therapeutic approaches. To date, very few products that utilize gene transfer have been approved in the United States or Europe. There have been a limited number of clinical trials of gene transduction technologies, with only a few product candidates ever approved by the FDA.

Our gene therapy platform is based on a suite of viral vectors which we can deploy with gene therapy constructs, which relies on the ability of AAV to efficiently transmit a therapeutic gene to certain kinds of cells. The mechanism of action by which these vectors target particular tissues is still not completely understood. Therefore, it is difficult for us to determine that our vectors will be able to properly deliver gene transfer constructs to enough tissue cells to reach therapeutic levels. We cannot be certain that animal models will exist for some of the diseases we expect to pursue, that our viral vectors will be able to meet safety and efficacy levels needed to be therapeutic in humans or that they will not cause significant adverse events or toxicities. Furthermore, recent work conducted by a third party in non-human primates suggests that intravenous, or IV, delivery of certain AAV vectors at very high doses may result in severe toxicity. The indications that we target do not use IV administration for viral vector delivery and do not use doses as high as those tested in these publications, and to date we have not observed the severe toxicities described in these publications with the naturally occurring AAV vectors that we use. However, we cannot be certain that we will be able to avoid triggering toxicities in our future preclinical studies or clinical trials. Any such results could impact our ability to develop a product candidate. As a result of these factors, it is more difficult for us to predict the time and cost of product candidate development, and we cannot predict whether the application of our gene therapy platform, or any similar or competitive gene therapy platforms, will result in the identification, development, and regulatory approval of any product candidates, or that other gene therapy technologies will not be considered better or more attractive. There can be no assurance that any development problems we experience in the future related to our gene therapy platform or any of our research programs will not cause significant delays or unanticipated costs, or that such development problems can be solved. We may also experience delays and challenges in utilizing our current or future manufacturing facilities and achieving sustainable, reproducible, and scalable production. Any of these factors may prevent us from completing our preclinical studies or clinical trials or commercializing any product candidates we may develop on a timely or profitable basis, if at all.

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

The regulatory requirements that will govern any novel gene therapy product candidates we develop are not entirely clear and may change. Within the broader genetic medicine field, very few therapeutic products have received marketing authorization from the EMA and FDA. Even with respect to more established products that fit into the categories of gene therapies or cell therapies, the regulatory landscape is still developing. Regulatory requirements governing gene therapy products and cell therapy products have changed frequently and will likely continue to change in the future. Moreover, there is substantial, and sometimes uncoordinated, overlap in those responsible for regulation of existing gene therapy products and cell therapy products. For example, in the United States, the FDA has established the Office of Tissues and Advanced Therapies within its Center for Biologics Evaluation and Research, or CBER, to

consolidate the review of gene therapy and related products, and the Cellular, Tissue and Gene Therapies Advisory Committee to advise CBER on its review. Gene therapy clinical trials are also subject to review and oversight by an institutional biosafety committee, or IBC, and/or an institutional review board, or IRB, which are local institutional committees or boards, as applicable, that review, approve and oversee basic and clinical research conducted at the institution participating in the clinical trial.

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

Clinical testing is expensive, can take many years to complete and is subject to uncertainty. We cannot guarantee that any clinical trials will be conducted as planned or completed on schedule, if at all. Failure can occur at any time during the clinical trial process. Even if our future clinical trials are completed as planned, we cannot be certain that their results will support the safety and effectiveness of our product candidates for their targeted indications. Our future clinical trial results may not be successful.

In addition, even if such trials are successfully completed, we cannot guarantee that the FDA, the EMA or other regulatory authorities will interpret the results as we do, and more trials could be required before we submit our product candidates for approval. To the extent that the results of the trials are not satisfactory to the FDA, EMA or other regulatory authorities for support of a marketing application, we may be required to expend significant resources, which may not be available to us, to conduct additional trials in support of potential approval of our product candidates.

To date, we have not completed any clinical development programs required for the approval of any of our product candidates. Although we have completed one Phase 1/2 clinical trial and are currently conducting several other ongoing Phase 1/2 clinical trials, we may experience delays in conducting any clinical trials and we do not know whether our ongoing and future clinical trials will begin on time, need to be redesigned, recruit and enroll patients on time or be completed on schedule, or at all. Events that may prevent successful or timely completion of clinical development include:

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
•

reaching an agreement on acceptable terms with clinical trial sites or prospective contract research organizations, or CROs, the terms of which can be subject to extensive negotiation and may vary significantly among different clinical trial sites;

•	obtaining institutional review board, or IRB, approval at each site;
•	recruiting suitable patients to participate in a clinical trial;
•	developing and validating the companion diagnostic to be used in a clinical trial, if applicable;
•	having patients complete a clinical trial or return for post-treatment follow-up;
•	clinical sites, CROs, or other third parties deviating from trial protocol or dropping out of a trial;

•	failure to perform in accordance with the FDA’s good clinical practice, or GCP, requirements, or applicable regulatory guidelines in other countries;
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
•

business interruptions resulting from geopolitical actions, including war and terrorism, or a widespread health emergency, such as the recent outbreak of a novel strain of coronavirus named COVID-19, or natural disasters including earthquakes, typhoons, floods and fires, or from economic or political instability;

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

Our Most Advanced Product Candidates will require extensive clinical testing before we are prepared to submit a BLA or MAA for regulatory approval. We cannot predict with any certainty if or when we might complete the clinical development for our product candidates and submit a BLA or MAA for regulatory approval of any of our product candidates or whether any such BLA or MAA will be approved. We may also seek feedback from the FDA, EMA or other regulatory authorities on our clinical development program, and the FDA, EMA or such regulatory authorities may not provide such feedback on a timely basis, or such feedback may not be favorable, which could further delay our development programs.

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

Our projections of the number of people who have the diseases we are seeking to treat, as well as the subset of people with these diseases who have the potential to benefit from treatment with our product candidates, are estimates based on our knowledge and understanding of these diseases. The total addressable market opportunity for our product candidates will ultimately depend upon a number of factors including the diagnosis and treatment criteria included in the final label, if approved for sale in specified indications, acceptance by the medical community, patient access and product pricing and reimbursement. Incidence and prevalence estimates are frequently based on information and assumptions that are not exact and may not be appropriate, and the methodology is forward-looking and speculative. The process we have used in developing an estimated incidence and prevalence range for the indications we are targeting has involved collating limited data from multiple sources. Accordingly, the incidence and prevalence estimates included, or supporting the information, in our SEC filings and other materials should be viewed with caution. Further, the data and statistical information included, or supporting the information, in our SEC filings and other materials, including estimates derived from them, may differ from information and estimates made by our competitors or from current or future studies conducted by independent sources.

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

Even though we have been granted access to certain regulatory authority designations that may expedite the development or regulatory review of certain of our product candidates,  in the future we may seek and fail to obtain access to such designations for other of our current or potential future product candidates. Such designations or access may also not lead to faster development or regulatory review or approval, and it does not increase the likelihood that our product candidates will receive marketing approval.

A sponsor may seek approval of its product candidate under programs designed to accelerate the FDA’s review and approval of new drugs and biological products that meet certain criteria. For example, the FDA has a Fast Track program that is intended to expedite or facilitate the process for reviewing new products that meet certain criteria. Specifically, new drugs and biological products are eligible for Fast Track designation if they are intended to treat a serious or life-threatening disease or condition and demonstrate the potential to address unmet medical needs, or if the drug has been designated as a qualified infectious disease product. Fast Track designation applies to the combination of the product and the specific indication for which it is being studied. Under Fast Track, the FDA may consider for review sections of the BLA on a rolling basis before the complete application is submitted if relevant criteria are satisfied, including an agreement with FDA on the proposed schedule for the submission of portions of the BLA, and the payment of applicable user fees before FDA may initiate a review. Even if Fast Track designation is granted, it may be rescinded if the product no longer meets the qualifying criteria. In April 2018, AAV-RPGR was designated a Fast Track program by the FDA for the treatment of X-linked retinitis pigmentosa owing to defects in RPGR. In August 2018, AAV-CNGB3 was designated a Fast Track program by the FDA for the treatment of achromatopsia caused by CNGB3 mutations to improve visual function.

Similarly, the EMA has established the PRIME scheme to expedite the development and review of product candidates that show a potential to address to a significant extent an unmet medical need, based on early clinical data. In February 2018, AAV-CNGB3 in the treatment of achromatopsia associated with defects in CNGB3 was admitted to the PRIME scheme of the EMA.

Such regulatory designations are within the discretion of the FDA, EMA and other regulatory authorities. Accordingly, even if we believe one of our product candidates meets the criteria for such regulatory programs designed to accelerate the review and approval of new drugs and we seek such designations, the FDA, EMA or other applicable regulatory authority may disagree and instead determine not to make such designation for such product candidate. We cannot be sure that our evaluation of our product candidates as qualifying for such regulatory designations will meet the regulatory authority’s expectations. In any event, the receipt of such regulatory designations for a product candidate may not result in a faster development process, review, or approval compared to product candidates considered for approval under conventional regulatory procedures and does not assure ultimate approval by the regulatory authorities. In addition, even if additional product candidates are granted such regulatory designations, the regulatory authority may later decide that such product candidates no longer meet the conditions for qualification or decide that the time period for review or approval will not be shortened.

We have received orphan drug designation from the FDA and EMA for AAV-CNGB3, AAV-CNGA3, AAV-RPE65, AAV-RPGR, AAV-AIPL1 and from the FDA for AAV-AQP1 and may seek orphan drug designation for additional product candidates in the future, but any orphan drug designations we have received or may receive in the future may not confer marketing exclusivity or other expected benefits.

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

In the United States, orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax credits for qualified clinical testing, and user-fee waivers. In addition, if a product receives the first FDA approval of that drug for the indication for which it has orphan designation, the product is entitled to orphan drug exclusivity, which means the FDA may not approve any other application to market the same drug for the same indication for a period of seven years, except in limited circumstances, such as a showing of clinical superiority over the product with orphan exclusivity or where the manufacturer is unable to assure the availability of sufficient quantities of the orphan drug to meet the needs of patients with the rare disease or condition. Under the FDA’s regulations, the FDA will deny orphan drug exclusivity to a designated drug upon approval if the FDA has already approved another drug with the same principal molecular structural features, in the case of a biologic, for the same indication, unless the drug is demonstrated to be clinically superior to the previously approved drug. In the European Union, orphan drug designation entitles a party to financial incentives such as reduction of fees or fee waivers and ten years of market exclusivity following approval for the approved therapeutic indication. This period may be reduced to six years if, at the end of the fifth year, the orphan drug designation criteria are no longer met, including where it is shown that the drug is sufficiently profitable not to justify maintenance of market exclusivity. In the European Union, a marketing authorization for an orphan designated product will not be granted if a similar drug has been approved in the European Union for the same therapeutic indication, unless the applicant can establish that its product is safer, more effective or otherwise clinically superior. A similar drug is a product containing a similar active substance or substances as those contained in an already authorized product. Similar active substance is defined as an identical active substance, or an active substance with the same principal molecular structural features (but not necessarily all of the same molecular features) and which acts via the same mechanism.

We have obtained orphan drug designation from the FDA and EMA for AAV-CNGB3 for the treatment of achromatopsia caused by mutations in the CNGB3 gene, for AAV-CNGA3 for the treatment of achromatopsia due to autosomal-recessive CNGA3 gene mutations, for AAV-RPE65 for the treatment of Leber congenital amaurosis, for AAV-RPGR for the treatment of retinitis pigmentosa and for AAV-AIPL1 for the treatment of inherited retinal dystrophy due to defects in AIPL1 gene, and we obtained orphan drug designation from the FDA for AAV-AQP1 for the treatment of grade 2 and grade 3 late xerostomia from parotid gland hypofunction caused by radiotherapy. We may seek orphan drug designation for other current and future product candidates in the future. Even with orphan drug designation, we may not be the first to obtain marketing approval for any particular orphan indication due to the uncertainties associated with developing pharmaceutical products, which could prevent us from marketing our product candidates if another company is able to obtain orphan drug exclusivity before we do. In addition, exclusive marketing rights in the United States may be unavailable if we seek approval for an indication broader than the orphan-designated indication or may be lost in the United States if the FDA later determines that the request for designation was materially defective or if we are unable to assure sufficient quantities of the drug to meet the needs of patients with the rare disease or condition following approval. Further, even if we obtain orphan drug exclusivity, that exclusivity may not effectively protect our product candidates from competition because different drugs with different active moieties can be approved for the same condition. In addition, the FDA can subsequently approve products with the same principal molecular structural features, in the case of a biologic, for the same condition if the FDA concludes that the later drug is safer, more effective, or makes a major contribution to patient care. Likewise, in the European Union, the EMA can approve a similar drug for the same therapeutic indication, if it concludes that the later drug is safer, more effective or clinically superior. Orphan drug designation neither shortens the development time or regulatory review time of a drug nor gives the drug any advantage in the regulatory review or approval process. In addition, while we intend to seek orphan drug designation for other existing and future product candidates, we may never receive such designations. There have been legal challenges to aspects of the FDA’s regulations and policies concerning the exclusivity provisions of the Orphan Drug Act, and future challenges could lead to changes that affect the protections afforded our product candidates in ways that are difficult to predict. It is uncertain how ongoing and future challenges might affect our business.

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

Any contamination in our manufacturing process, shortages of raw materials or failure of our plasmid supplier to deliver necessary components, or other issues with the manufacturing process, could result in delays in our clinical development or marketing schedules.

Given the nature of biologics manufacturing, there is a risk of contamination. Any contamination could adversely affect our ability to produce product candidates on schedule and could, therefore, harm our results of operations and cause reputational damage. Some of the raw materials required in our manufacturing process are derived from biologic sources. Such raw materials are difficult to procure and may be subject to contamination or recall. In addition, our manufacturing process is complex, and the manufacturing batch cycle period can be several weeks long.  Each batch cycle may not yield planned quantities or meet the required standards. A material shortage, contamination, recall or restriction on the use of biologically derived substances in the manufacture of our product candidates, or other issues with our manufacturing process, could adversely impact or disrupt the commercial manufacturing or the production of clinical material, which could adversely affect our development timelines and our business, financial condition, results of operations and prospects.

Expanding our manufacturing capacity will be costly and we may be unsuccessful in doing so in a timely manner, which could delay our current and future clinical development programs, or delay the commercialization of our product candidates.

In addition to our existing manufacturing facility in London, United Kingdom, we may lease, operate, purchase, or construct additional facilities to conduct expanded manufacturing or other related activities in the future. We are in the planning stages of expanding our manufacturing capabilities to build a second viral vector facility as well as a cGMP plasmid production facility.  Expanding our manufacturing capacity to produce the preclinical, clinical and commercial supply of our products will require substantial additional expenditures, time, and various regulatory approvals and permits. Further, we will need to hire and train significant numbers of employees and managerial personnel to staff our expanding manufacturing and supply chain operations. Start-up costs can be large, and scale-up entails significant risks related to process development and manufacturing yields. In addition, we may face difficulties or delays in developing or acquiring the necessary production equipment and technology to manufacture sufficient quantities of our product candidates for use in clinical trials and, should they be approved, to supply the commercial market at reasonable costs and in compliance with applicable regulatory requirements.

The FDA, the EMA and other foreign regulatory authorities must determine that our existing and any expanded manufacturing facilities comply, or continue to comply, with cGMP requirements for both clinical and commercial production and license them, or continue to license them, accordingly, and such facilities must also comply with applicable environmental, safety, and other governmental permitting requirements. We may not successfully expand or establish sufficient manufacturing capabilities or manufacture our products economically or in compliance with cGMP and other regulatory requirements, and we and our collaborators may not be able to build or procure additional capacity in the required timeframe to meet the requirements of our clinical programs or to meet commercial demand for our product candidates if they receive regulatory approval. This could also delay or require us to discontinue one or more of our clinical development programs or could interfere with our efforts to successfully commercialize our products. As a result, our business, prospects, operating results, and financial condition could be materially harmed.

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

In addition, our clinical trials may compete with other clinical trials for product candidates that are in the same therapeutic areas as our product candidates or approved products for the same clinical indications, and this competition may reduce the number and types of patients available to us, because some patients who might have opted to enroll in our trials may instead opt to enroll in a trial being conducted by one of our competitors, or chose to be treated using Luxturna, a commercially available product marketed by Roche.

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

Serious adverse events or undesirable side effects caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA, EMA or other authorities. Results of our clinical trials could reveal a high and unacceptable severity and prevalence of side effects, toxicities or unexpected characteristics, including death. A risk in any gene therapy product based on viral vectors is the risk of insertional mutagenesis.

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

The time required to obtain approval by the FDA, EMA and other regulatory authorities is unpredictable but typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions. We have not obtained regulatory approval for any product candidate and it is possible that none of our product candidates in clinical programs or any other product candidates we may seek to develop in the future will ever obtain regulatory approval. Neither we nor any future collaborator is permitted to market any of our product candidates in the United States or the European Union until we receive regulatory approval of a BLA from the FDA or a MAA from the EMA, respectively. It is possible that the FDA may refuse to accept for substantive review any BLAs, or the EMA any of our MAAs, that we submit for our product candidates or may conclude after review of our data that our application is insufficient to obtain marketing approval of our product candidates.

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

Even if we receive regulatory approval of one or more of our product candidates, we will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense, and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our product candidates.

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

On December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court’s decision that the individual mandate was unconstitutional but remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well.  It is unclear how these decisions, subsequent appeals, if any, and other efforts to challenge, repeal or replace the ACA will impact the law or our business or financial condition.

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

Moreover, payment methodologies may be subject to changes in healthcare legislation and regulatory initiatives. For example, CMS may develop new payment and delivery models, such as bundled payment models. In addition, recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several U.S. Congressional inquiries and proposed and enacted federal legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, and review the relationship between pricing and manufacturer patient programs. The Trump administration’s budget proposal for fiscal year 2020 contains further drug price control measures that could be enacted during the 2020 budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients. Although some of these, and other, proposals will require authorization through additional legislation to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. We expect that additional U.S. federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that the U.S. federal government will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.

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
•

the U.S. Physician Payments Sunshine Act and its implementing regulations, which requires certain manufacturers of drugs, devices, biologics and medical supplies that are reimbursable under Medicare, Medicaid, or the Children’s Health Insurance Program, with specific exceptions, to report annually to the government information related to certain payments and other transfers of value to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain health care professionals (beginning in 2022),  and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members;

•

analogous U.S. state laws and regulations, including: state anti-kickback and false claims laws, which may apply to our business practices, including but not limited to, research, distribution, sales and marketing arrangements and claims involving healthcare items or services reimbursed by any third-party payor, including private insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the U.S. federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws and regulations that require drug manufacturers to file reports relating to pricing and marketing information, which requires tracking gifts and other remuneration and items of value provided to healthcare professionals and entities; and state and local laws that require the registration of pharmaceutical sales representatives; and

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

We are subject to government regulation and other legal obligations relating to privacy and data protection. Compliance with these requirements is complex and costly. Failure to comply could materially harm our business.

We are subject to statutes concerning data privacy and security, including HIPAA and the EU’s General Data Protection Regulation, or GDPR. These and other regulatory frameworks are evolving rapidly as new rules are enacted and existing ones updated and made more stringent.

In the U.S., HIPAA imposes privacy, security and breach reporting obligations with respect to individually identifiable health information upon “covered entities” (health plans, health care clearinghouses and certain health care providers), and their respective business associates, individuals or entities that create, received, maintain or transmit protected health information in connection with providing a service for or on behalf of a covered entity. HIPAA mandates the reporting of certain breaches of health information to HHS, affected individuals and if the breach is large enough, the media. Entities that are found to be in violation of HIPAA as the result of a breach of unsecured protected health information, a complaint about privacy practices or an audit by HHS, may be subject to significant civil, criminal and administrative fines and penalties and/or additional reporting and oversight obligations if required to enter into a resolution agreement and corrective action plan with HHS to settle allegations of HIPAA non-compliance. Even when HIPAA does not apply, according to the Federal Trade Commission or the FTC, failing to take appropriate steps to keep consumers’ personal information secure constitutes unfair acts or practices in or affecting commerce in violation of Section 5(a) of the Federal Trade Commission Act, or the FTCA, 15 U.S.C § 45(a). The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities. Individually identifiable health information is considered sensitive data that merits stronger safeguards. The FTC’s guidance for appropriately securing consumers’ personal information is similar to what is required by the HIPAA security regulation.

In addition, certain state laws govern the privacy and security of health information in certain circumstances, some of which are more stringent than HIPAA and many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. Failure to comply with these laws, where applicable, can result in the imposition of significant civil and/or criminal penalties and private litigation. For example, California recently enacted legislation that has been dubbed the first “GDPR-like” law in the U.S. Known as the California Consumer Privacy Act, or CCPA, it creates new individual privacy rights for consumers (as that word is broadly defined in the law) and places increased privacy and security obligations on entities handling personal data of consumers or households. The CCPA, which went into effect on January 1, 2020, requires covered companies to provide new disclosures to California consumers, and provides such consumers new ways to opt-out of certain sales of personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA may increase our compliance costs and potential liability. Some observers have noted that the CCPA could mark the beginning of a trend toward more stringent privacy legislation in the U.S., which could increase our potential liability and adversely affect our business.

The GDPR applies to any company established in the EU as well as any company outside the EU that processes personal data in connection with the offering of goods or services to individuals in the EU or the monitoring of their behavior (including in the context of clinical trials). The GDPR imposes many requirements for controllers and processors of personal data, including, for example, higher standards for obtaining consent from individuals if this is required to process their personal data, more robust disclosures to individuals and a strengthened individual data rights regime, shortened timelines for data breach notifications, limitations on retention and secondary use of personal data, increased requirements pertaining to health data and pseudonymised (i.e., key-coded) data and additional obligations when we contract third-party processors in connection with the processing of personal data. The GDPR allows EU member states to make additional laws and regulations further regulating the processing of genetic, biometric or health data. Failure to comply with the requirements of GDPR and the applicable national data protection laws of the EU member states may result in fines of up to €20,000,000 or up to 4% of the total worldwide annual turnover of the preceding financial year, whichever is higher, and other administrative penalties and may expose us to compensation claims from affected individuals.

The UK formally withdrew from the EU on January 31, 2020 and entered into a transition period that is scheduled to end on December 31, 2020. During the transition period, the status quo is maintained and the UK and the EU will negotiate their future customs and trading arrangements, and other aspects of their relationship.  The UK’s Data Protection Act 2018, or DPA2018, governs the UK’s privacy regime and will continue to do so during and after the transition period. The GDPR will form part of UK domestic law as “retained EU law” as a result of the EU (Withdrawal) Act 2018, with certain amendments made to it and also to the DPA2018 and the UK Privacy and Electronic Communications (EC Directive) Regulations 2003 under the (draft) Data Protection, Privacy and Electronic Communications (Amendments etc.) (EU Exit) Regulations 2019, which are intended to come into force after the transition period.  Accordingly, the terms of the GDPR, and its significant penalties, will continue to apply in the UK during and after the transition period. At time of writing, it is unlikely that the UK will be granted adequacy by the European Commission (which would allow personal data to flow freely from the EU to the UK).  If the UK is not granted adequacy, it will become a “third country” under the GDPR and data export mechanisms, such as Standard Contractual Clauses approved by the European Commission, may need to be put in place to safeguard the transfer of personal data from the EU to the UK.

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

Our operations are subject to anti-corruption laws, including the UK Bribery Act 2010, or Bribery Act; the U.S. Foreign Corrupt Practices Act, or FCPA; and other anti-corruption laws that apply in countries where we do business and may do business in the future. The Bribery Act, FCPA, and these other laws generally prohibit us, our officers and our employees and intermediaries from bribing, being bribed by, or providing prohibited payments or anything else of value to government officials or other persons to obtain or retain business or gain some other business advantage. We may in the future operate in jurisdictions that pose a high risk of potential Bribery Act or FCPA violations, and we may participate in collaborations and relationships with third parties whose actions could potentially subject us to liability under the Bribery Act, FCPA, or local anti-corruption laws. In addition, we cannot predict the nature, scope, or effect of future regulatory requirements to which any of our international operations might be subject or the manner in which existing laws might be administered or interpreted.

We also are subject to other laws and regulations governing any international operations, including regulations administered by the governments of the UK and the U.S., and authorities in the EU, including applicable export control regulations, economic sanctions on countries and persons, customs requirements and currency exchange regulations, or, collectively, the Trade Control laws.

There is no assurance that we will be completely effective in ensuring our compliance with all applicable anti-corruption laws, including the Bribery Act, the FCPA, or other legal requirements, including Trade Control laws. If we are not in compliance with the Bribery Act, the FCPA, and other anti-corruption laws or Trade Control laws, we may be subject to criminal and civil penalties, disgorgement, and other sanctions and remedial measures and legal expenses. Any investigation of any potential violations of the Bribery Act, the FCPA, other anti-corruption laws, or Trade Control laws by UK, U.S., or other authorities, even if it is ultimately determined that we did not violate such laws, could be costly and time-consuming, require significant personnel resources, and harm our reputation.

We have established internal controls to detect and prevent violations of applicable anti-corruption laws and to remedy any weaknesses identified. There can be no assurance, however, that the policies and procedures will be followed at all times or effectively detect and prevent violations of the applicable laws by one or more of our employees, consultants, agents, or collaborators and, as a result, we could be subject to fines, penalties, or prosecution.

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

The development and commercialization of new gene therapy products is highly competitive. Moreover, the gene regulation and manufacturing fields are characterized by rapidly changing technologies, significant competition, and a strong emphasis on intellectual property. We may face competition with respect to any product candidates that we may seek to develop or commercialize in the future from major pharmaceutical companies, specialty pharmaceutical companies, and biotechnology companies worldwide. Potential competitors also include academic institutions, government agencies, and other public and private research organizations that conduct research, seek patent protection, and establish collaborative arrangements for research, development, manufacturing, and commercialization.

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

Our platform and products focus on the development of gene therapies and gene regulation technology. The FDA recently approved the first gene treatment for RPE65-associated retinal disease, Luxturna, a commercially available product developed by Spark Therapeutics, Inc., which was purchased by Roche.  There are a number of other companies developing ocular gene therapy products, including Applied Genetic Technologies Corporation and Biogen, Inc. There are a number of companies developing gene therapy products for neurodegenerative diseases, including Voyager Therapeutics, Inc., Axovant Gene Therapies Ltd. and Prevail Therapeutics Inc. In addition to competition from other gene therapies, any products we may develop may also face competition from other types of therapies, such as small molecule, antibody, or protein therapies.

Many of our current or potential competitors, either alone or with their collaboration partners, have greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals, and marketing approved products than we do. Mergers and acquisitions in the pharmaceutical, biotechnology, and gene therapy industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient enrollment in clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs. Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient, or are less expensive than any products that we may develop or that would render any products that we may develop obsolete or non-competitive. Our competitors also may obtain FDA, EMA or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. Additionally, technologies developed by our competitors may render our potential product candidates uneconomic or obsolete, and we may not be successful in marketing any product candidates we may develop against competitors.

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

Because we expect sales of our product candidates, if approved, to generate substantially all of our product revenues for a substantial period, the failure of these product candidates to find market acceptance would harm our business and could require us to seek additional financing.

If we are unable to establish sales, marketing and distribution capabilities either on our own or in collaboration with third parties, we may not be successful in commercializing our product candidates or realizing the synergies in the target indications of our programs, even if they are approved.

We do not have any infrastructure for the sales, marketing or distribution of our products, and the cost of establishing and maintaining such an organization may exceed the cost-effectiveness of doing so or we may seek collaborative arrangements or external funding to commercialize our product candidates. For example, Janssen will be solely responsible for the commercialization of AAV-RPGR, AAV-CNGB3 and AAV-CNGA3 pursuant to our Collaboration and License Agreement with them.  With respect to our other current and future product candidates, we would expect to build a focused sales, distribution and marketing infrastructure to market our product candidates in the United States and European Union, if approved, or seek to enter into collaborative relationships for such capabilities. There are significant expenses and risks involved with establishing our own sales, marketing and distribution capabilities, including our ability to hire, retain and appropriately incentivize qualified individuals, generate sufficient sales leads, provide adequate training to sales and marketing personnel, and effectively manage a geographically dispersed sales and marketing team. Any failure or delay in the development of our internal sales, marketing and distribution capabilities could delay any product launch, which would adversely impact the commercialization of our product candidates. Additionally, if the commercial launch of our product candidates for which we recruit a sales force and establish marketing capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel.

We may not have the resources in the foreseeable future to allocate to the sales and marketing of our product candidates in certain markets. Therefore, our future sales in these markets will largely depend on our ability to enter into and maintain collaborative relationships for such capabilities, the collaborator’s strategic interest in the product and such collaborator’s ability to successfully market and sell the product. We may pursue collaborative arrangements regarding the sale and marketing of AAV-GAD, AAV-RPE65, AAV-AQP1 or other future gene therapy programs, if approved, for the United States and/or certain markets overseas; however, there can be no assurance that we will be able to establish or maintain such collaborative arrangements, or if able to do so, that they will have effective sales forces.

If we are unable to build our own sales force or negotiate or maintain a collaborative relationship for the commercialization of our product candidates, we may be forced to delay potential commercialization or reduce the scope of our sales or marketing activities. If we elect to increase our expenditures to fund commercialization activities internationally, we will need to obtain additional capital, which may not be available to us on acceptable terms, or at all. We could enter into arrangements with collaborative partners at an earlier stage than otherwise would be ideal and we may be required to relinquish rights or otherwise agree to terms unfavorable to us, any of which may have an adverse effect on our business, operating results and prospects.

Some indications targeted by our ophthalmology programs are rare, but we anticipate realizing synergies in commercializing of our IRD product candidates, should they be approved. Failure to realize synergies in our sales, marketing and distribution efforts may harm our commercialization efforts.

If we are unable to establish or maintain adequate sales, marketing and distribution capabilities, either on our own or in collaboration with third parties, we will not be successful in commercializing our product candidates and may not become profitable and may incur significant additional losses. We will be competing with many companies that currently have extensive and well-funded marketing and sales operations. Without an internal team or the support of a third party to perform marketing and sales functions, we may be unable to compete successfully against these more established companies.

If any of our products are commercialized outside of the United States or the European Union, a variety of risks associated with international operations could adversely affect our business.

If any of our products are approved for commercialization, we have entered into, and intend to enter into, agreements with third parties to market them in certain jurisdictions outside the United States and the European Union, such as under our Collaboration and License Agreement with Janssen. We expect that we and our third-party collaborators will be subject to additional risks related to international pharmaceutical operations, including:

•different regulatory requirements for drug and biologic approvals and rules governing drug and biologic commercialization in foreign countries;

•reduced protection for intellectual property rights;

•foreign reimbursement, pricing and insurance regimes;

•unexpected changes in tariffs, trade barriers and regulatory requirements;

•economic weakness, including inflation, or political instability in particular foreign economies and markets;

•foreign currency fluctuations, which could result in increased operating expenses and reduced revenues, and other obligations incident to doing business in another country;

•business interruptions resulting from geopolitical actions, including war and terrorism, or widespread health emergency, such as the recent outbreak of a novel strain of coronavirus name COVID-19, or natural disasters including earthquakes, typhoons, floods and fires, or from economic or political instability;

•greater difficulty with enforcing our contracts;

•potential noncompliance with the FCPA, the Bribery Act and similar anti-bribery and anticorruption laws in other jurisdictions; and

•production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad.

We have no prior experience in these areas and we may rely on other third parties to help us establish our international commercialization operations. In addition, there are complex regulatory, tax, labor and other legal requirements imposed by individual countries in Europe with which we and our third-party collaborators will need to comply. If we are unable to successfully manage the challenges of international expansion and operations, our business and operating results could be harmed.

Any product candidates for which we intend to seek approval as biologic products may face competition sooner than anticipated.

The ACA includes a subtitle called the Biologics Price Competition and Innovation Act of 2009, or BPCIA, which created an abbreviated approval pathway for biological products that are biosimilar to or interchangeable with an FDA-licensed reference biological product. Under the BPCIA, an application for a biosimilar product may not be submitted to the FDA until four years following the date that the reference product was first licensed by the FDA. In addition, the approval of a biosimilar product may not be made effective by the FDA until 12 years from the date on which the reference product was first licensed by the FDA. During this 12-year period of exclusivity, another company may still market a competing version of the reference product if the FDA approves a full BLA for the competing product containing the sponsor’s own pre-clinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity and potency of the other company’s product. The law is complex and is still being interpreted and implemented by the FDA. As a result, its ultimate impact, implementation, and meaning are subject to uncertainty.

We believe that any of our product candidates approved as a biological product under a BLA should qualify for the 12-year period of exclusivity.  However, there is a risk that any of our product candidates approved as a biological product under a BLA would not qualify for the 12-year period of exclusivity or that this exclusivity could be shortened due to congressional action or otherwise, or that the FDA will not consider our product candidates to be reference products for competing products, potentially creating the opportunity for generic competition sooner than anticipated. Other aspects of the BPCIA, some of which may impact the BPCIA exclusivity provisions, have also been the subject of recent litigation. Moreover, the extent to which a biosimilar, once licensed, will be substituted for any one of our reference products in a way that is similar to traditional generic substitution for non-biological products is not yet clear, and will depend on a number of marketplace and regulatory factors that are still developing.

If competitors are able to obtain marketing approval for biosimilars referencing our products, our products may become subject to competition from such biosimilars, with the attendant competitive pressure and consequences.

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

We and our third-party manufacturers may also encounter difficulties or delays in manufacturing of our product candidates or the plasmid used in the production of our product candidates. Geopolitical actions, natural disaster or a widespread health emergency, such as the recent outbreak of a novel strain of coronavirus named COVID-19 that initially emerged in China and has since spread globally, could impact our supply chain. To the extent that we or our third-party manufacturers are located in geographies affected by these matters, it may result in the temporary closing of manufacturing facilities and may increase the costs associated with manufacturing our product candidates.

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

We have in the past, and may in the future, collaborate with third parties for the development, manufacture and commercialization of our product candidates. We may not succeed in establishing and maintaining collaborative relationships, which may significantly limit our ability to develop and commercialize our product candidates successfully, if at all.

We have entered into collaboration agreements with third parties for the development and commercialization of our product candidates, including our Collaboration and License Agreement with Janssen for the development and commercialization of AAV-CNGB3, AAV-CNGA3 and AAV-RPGR. We have also entered into a manufacturing research collaboration agreement with Janssen to further develop processes for manufacturing AAV viral vectors.  We may seek additional collaborative relationships in the future. Failure to obtain a collaborative relationship for our product candidates may significantly impair their commercial potential. We also may need to enter into collaborative relationships to provide funding to support our other research and development programs. The process of establishing and maintaining collaborative relationships is difficult, time-consuming and involves significant uncertainty, such as:

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

We currently in-license certain intellectual property from UCL Business, Plc, or UCLB, and Brandeis University, or Brandeis, and the National Institute of Dental and Craniofacial Research, or NIDCR, a division of the National Institutes of Health. We are a party to agreements with UCLB for certain technology and AAV vector-related patents and with Brandeis for certain preclinical technology for the treatment of ALS. Further, we are party to an agreement with NIDCR for technology relating to the treatment of Sjogren’s syndrome. We may enter into additional agreements, including license agreements, with other parties in the future that impose diligence, development and commercialization timelines, milestone payments, royalties, insurance and other obligations on us. For example, in exchange for the rights granted to us by UCLB, we are obligated to pay an annual management fee, milestone payments for certain commercial sales thresholds, and royalties. If we fail to comply with our obligations to UCLB, Brandeis, NIDCR, or any of our other collaborators, our counterparties may have the right to terminate these agreements, in which event we might not be able to develop, manufacture or market any product candidate that is covered by these agreements, which could adversely affect the value of the product candidate being developed under any such agreement. Termination of these agreements or reduction or elimination of our rights under these agreements may result in our having to negotiate new or reinstated agreements with less favorable terms, or cause us to lose our rights under these agreements, including our rights to important intellectual property or technology.

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

We rely upon a combination of patents, trade secret protection and confidentiality agreements to protect the intellectual property related to our proprietary technologies, product candidate development programs and product candidates. Our success depends in large part on our ability to secure and maintain patent protection in the United States and other countries with respect to our current product candidates and any future product candidates we may develop. We seek to protect our proprietary position by filing or collaborating with our licensors to file patent applications in the United States and abroad related to our proprietary technologies, development programs and product candidates. The patent prosecution process is expensive and time-consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. Moreover, the issuance, scope, validity, enforceability and commercial value of our patent rights are uncertain.

It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. We may not have the right to control the preparation, filing, and prosecution of patent applications, or to maintain the rights to patents licensed to third parties. Therefore, these patents and patent applications may not be prosecuted and enforced in a manner consistent with the best interests of our business. The patent applications that we own or in-license may fail to result in issued patents with claims that cover our proprietary products and technology, including current product candidates, any future product candidates we may develop, and our gene regulation technology in the United States or in other countries, in whole or in part. Alternately, our existing patents and any future patents we obtain may not be sufficiently broad to prevent others from using our technology or from developing competing products and technologies. There is no assurance that all potentially relevant prior art relating to our patents and patent applications has been found, which can prevent a patent from issuing from a pending patent application or later invalidate or narrow the scope of an issued patent. For example, publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing or, in some cases, not at all. Therefore, we cannot know with certainty whether we were the first to make the inventions claimed in our patents or pending patent applications, or that we were the first to file for patent protection of such inventions. Even if patents do successfully issue and even if such patents cover our current product candidates, any future product candidates we may develop and our gene regulation technology, third parties may challenge their validity, enforceability or scope thereof, which may result in such patents being narrowed, invalidated, or held unenforceable. Any successful challenge to these patents or any other patents owned by or licensed to us could deprive us of rights necessary for the successful commercialization of any of our product candidates or gene regulation technology. Our competitors may be able to circumvent our patents by developing similar or alternative product candidates in a non-infringing manner. Further, if we encounter delays in regulatory approvals, the period of time during which we could market a product candidate and our gene regulation technology under patent protection could be reduced.

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

The patent position of biotechnology and pharmaceutical companies is uncertain, involves complex legal and factual questions, and is characterized by the existence of large numbers of patents and frequent litigation based on allegations of patent or other intellectual property infringement or violation. In addition, the laws of jurisdictions outside the United States may not protect our rights to the same extent as the laws of the United States. For example, European patent law restricts the patentability of methods of treatment of the human body more than United States law does. Changes in either the patent laws or interpretation of the patent laws in the United States and other countries may diminish the value of our patents or narrow the scope of our patent protection. Since patent applications in the United States and other jurisdictions are confidential for a period of time after filing, we cannot be certain that we were the first to file for patents covering our inventions. As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights are uncertain. Our pending and future patent applications may not result in the issuance of patents, or may result in the issuance of patents which fail to protect our technology or products, in whole or in part, or which fail to effectively prevent others from commercializing competitive technologies and products.

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

In addition, defending such claims would cause us to incur substantial expenses and, if successful, could cause us to pay substantial damages if we are found to be infringing a third party’s patent rights. These damages potentially include increased damages (possibly treble damages) and attorneys’ fees if we are found to have infringed such rights willfully. Further, if a patent infringement suit is brought against us or our third-party service providers, our development, manufacturing or sales activities relating to the product or product candidate that is the subject of the suit may be delayed or terminated. As a result of patent infringement claims, or in order to avoid potential infringement claims, we may choose to seek, or be required to seek, a license from the third party, which may require payment of substantial royalties or fees, or require us to grant a cross-license under our intellectual property rights. These licenses may not be available on reasonable terms or at all. Even if a license can be obtained on reasonable terms, the rights may be nonexclusive, which would give our competitors access to the same intellectual property rights. If we are unable to enter into a license on acceptable terms, we could be prevented from commercializing one or more of our product candidates, or forced to modify such product candidates, or to cease some aspect of our business operations, which could harm our business significantly. We might also be forced to redesign or modify our product candidates so that we no longer infringe the third-party intellectual property rights, which may result in significant cost or delay to us, or which redesign or modification could be impossible or technically infeasible. Even if we were ultimately to prevail, any of these events could require us to divert substantial financial and management resources that we would otherwise be able to devote to our business. In addition, if the breadth or strength of protection provided on the patents and patent applications we own or in-license is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates.

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

We may become involved in opposition, interference, derivation, inter partes review or other proceedings challenging our or our licensors’ patent rights, and the outcome of any proceedings are uncertain. An adverse determination in any such proceeding could reduce the scope of, or invalidate, our owned or in-licensed patent rights, allow third parties to commercialize our technology or products and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights.

Additionally, the U.S. Supreme Court has ruled on several patent cases in recent years either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations, and there are other open questions under patent law that courts have yet to decisively address. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on decisions by Congress, the federal courts and the USPTO, the laws and regulations governing patents could change in unpredictable ways and could weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future. In addition, the European patent system is relatively stringent in the type of amendments that are allowed during prosecution, but, the complexity and uncertainty of European patent laws has also increased in recent years. Complying with these laws and regulations could limit our ability to obtain new patents that may be important for our business.

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

In the United States, a patent that covers an FDA-approved drug or biologic may be eligible for a term extension designed to restore the period of the patent term that is lost during the premarket regulatory review process conducted by the FDA. Depending upon the timing, duration and conditions of FDA marketing approval of our product candidates, one or more of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch-Waxman Act, which permits a patent term extension of up to five years for a patent covering an approved product as compensation for effective patent term lost during product development and the FDA regulatory review process. In the European Union, our product candidates may be eligible for term extensions based on similar legislation. In either jurisdiction, however, we may not receive an extension if we fail to apply within applicable deadlines, fail to apply prior to expiration of relevant patents or otherwise fail to satisfy applicable requirements. Even if we are granted such extension, the duration of such extension may be less than our request. If we are unable to obtain a patent term extension, or if the term of any such extension is less than our request, the period during which we can enforce our patent rights for that product will be essentially shortened and our competitors may obtain approval to market competing products sooner. The resulting reduction in revenue from applicable products could be substantial.

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

We employ individuals who were previously employed at other biotechnology or pharmaceutical companies. Although we seek to protect our ownership of intellectual property rights by ensuring that our agreements with our employees, collaborators and other third parties with whom we do business include provisions requiring such parties to assign rights in inventions to us, we may be subject to claims that we or our employees, consultants or independent contractors have inadvertently or otherwise used or disclosed confidential information of our employees’ former employers or other third parties. We may also be subject to claims that former employers or other third parties have an ownership interest in our patents. Litigation may be necessary to defend against these claims. There is no guarantee of success in defending these claims, and if we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights, such as exclusive ownership of, or right to use, intellectual property. Even if we are successful, litigation could result in substantial cost and reputational loss and be a distraction to our management and other employees.

Risks Related to Employee Matters and Managing Growth

We will need to expand our organization, and we may experience difficulties in managing this growth, which could disrupt our operations.

As of December 31, 2019, we had 157 full-time employees. We will need to significantly expand our organization, and we may have difficulty identifying, hiring and integrating new personnel. Future growth would impose significant additional responsibilities on our management, including the need to identify, recruit, maintain, motivate and integrate additional employees, consultants and contractors. Also, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If our management is unable to effectively manage our expected growth, our expenses may increase more than expected, our potential ability to generate revenue could be reduced and we may not be able to implement our business strategy. Many of the biotechnology companies that we compete against for qualified personnel and consultants have greater financial and other resources, different risk profiles and a longer history in the industry than we do. If we are unable to continue to attract and retain high-quality personnel and consultants, the rate and success at which we can discover and develop product candidates and operate our business will be limited.

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

Operating as a public company may make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified people to serve on our board of directors, our board committees or as executive officers. If we are unable to maintain existing insurance with adequate levels of coverage, any significant uninsured liability may require us to pay substantial amounts, which would adversely affect our cash position and results of operations.

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

Our computer systems, as well as those of our contractors and consultants, are vulnerable to damage from computer viruses, unauthorized access, natural disasters (including hurricanes), terrorism, war and telecommunication and electrical failures. If such an event were to occur, it could result in a material disruption of our product candidate development programs or manufacturing operations. For example, the loss of preclinical study or clinical trial data from completed, ongoing or planned trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. A significant interruption to our manufacturing operations could delay the completion of clinical trials and increase the costs of those trials.  To the extent that any disruption or security breach were to result in a loss of or damage to our data or applications, or inappropriate disclosure of personal, confidential or proprietary information, we could incur liability and the further development of our product candidates could be delayed.

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

The UK’s withdrawal from the EU may have a negative effect on global economic conditions, financial markets and our business, which could reduce the price of our shares.

Following a national referendum and enactment of legislation by the government of the UK, the UK formally withdrew from the EU on January 31, 2020 and entered into a transition period that is scheduled to end on December 31, 2020. During the transition period, the status quo is maintained and the UK and the EU will continue to negotiate their future customs and trading arrangements, and other aspects of their relationship.

During the transition period, there will continue to be significant political and economic uncertainty about the future trading relationship between the UK and the EU and whether such terms will differ materially from the terms before the withdrawal, as well as regarding the possibility that a so-called “no deal” separation will occur if negotiations are not completed by the end of the transition period. Lack of clarity about future UK laws and regulations as the UK determines which EU-derived laws and regulations to replace or replicate as part of a withdrawal, including healthcare and pharmaceutical regulations; financial laws and regulations; tax and free trade agreements; tax and customs laws, intellectual property rights; environmental, health, and safety laws and regulations; immigration laws; employment laws; and transport laws, could decrease foreign direct investment in the UK, increase costs, disrupt supply chains, depress economic activity, and restrict our access to capital. If the UK and the EU are unable to negotiate mutually acceptable terms, barrier-free access between the UK and other EU member states or among the European economic area overall could be diminished or eliminated. These developments, or the perception that any of them could occur, have had and may continue to have a significant adverse effect on global economic conditions and the stability of global financial markets, and could significantly reduce global market liquidity and restrict the ability of key market participants to operate in certain financial markets. Asset valuations, currency exchange rates, and credit ratings have been and may continue to be especially subject to increased market volatility. In addition, changes to UK border and immigration policy could occur as a result of the withdrawal, affecting our ability to recruit and retain employees from outside the UK. Any of these factors could have an adverse effect on our business, financial condition, results of operations, and prospects.

Further, the UK’s withdrawal from the EU has resulted in the relocation of the EMA from the United Kingdom to the Netherlands. This relocation has caused, and may continue to cause, disruption in the administrative and medical scientific links between the EMA and the MHRA, including delays in granting clinical trial authorization or marketing authorization, disruption of importation and export of active substance and other components of new drug formulations, and disruption of the supply chain for clinical trial product and final authorized formulations. The cumulative effects of the disruption to the regulatory framework may add considerably to the development lead time to marketing authorization and commercialization of products in the EU and/or the UK.

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

As of December 31, 2019, our executive officers, directors and shareholders who owned more than 5% of our outstanding ordinary shares and their respective affiliates, in the aggregate, hold ordinary shares representing approximately 60.9% of our outstanding ordinary shares.

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

Our outstanding ordinary shares may be freely sold in the public market at any time to the extent permitted by Rules 144 and 701 under the Securities Act, or to the extent that such shares have already been registered under the Securities Act and are held by non-affiliates of ours. Moreover, certain holders of ordinary shares have rights, subject to specified conditions, to include their ordinary shares in registration statements that we may file for ourselves or other shareholders, until such shares can otherwise be sold without restriction under Rule 144 or until the rights terminate pursuant to the terms of the shareholders agreement between us and such holders. We also have registered all ordinary shares that we may issue under our equity compensation plans or that are issuable upon exercise of outstanding options. Upon issuance, these ordinary shares can be freely sold in the public market, subject to volume limitations applicable to affiliates and any applicable lock-up agreements.

In addition, certain of our employees, executive officers, directors and affiliated stockholders have entered, or may enter into, Rule 10b5-1 plans providing for sales of shares of our common stock from time to time. Under a Rule 10b5-1 plan, a broker executes trades pursuant to parameters established by the employee, director, officer or affiliated shareholder when entering into the plan, without further direction from the employee, officer, director or affiliated shareholder. A Rule 10b5-1 plan may be amended or terminated in some circumstances. Our employees, executive officers, directors and affiliated stockholders also may buy or sell additional shares outside of a Rule 10b5-1 plan when they are not in possession of material, nonpublic information.

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

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”), and may remain an emerging growth company until the last day of the fiscal year following the fifth anniversary of our IPO. However, if certain events occur prior to the end of such five-year period, including if we become a “large accelerated filer,” our annual gross revenues exceed $1.07 billion or we issue more than $1.0 billion of non-convertible debt in any three-year period, we will cease to be an emerging growth company prior to the end of such five-year period. For so long as we remain an emerging growth company, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include:

•

being permitted to provide only two years of audited financial statements, in addition to any required unaudited interim financial statements, with correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure in our periodic reports filed with the SEC;

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

We incur substantial costs as a result of operating as a public company, and our management is required to devote substantial time to new compliance initiatives and corporate governance practices.

As a public company, and particularly if we no longer qualify as an emerging growth company and smaller reporting company in the future, we incur and will continue to incur significant legal, accounting and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act, The Nasdaq Global Select listing requirements and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations increase our legal and financial compliance costs.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, we are required to furnish a report by our management on our internal control over financial reporting. However, while we remain an emerging growth company, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404, we engage in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants, adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing whether such controls are functioning as documented, and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that we, or our independent registered public accounting firm if we no longer qualify as an emerging growth company, will not be able to conclude that our internal control over financial reporting is effective as required by Section 404. In addition, any testing by us conducted in connection with Section 404, or any subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our financial statements or identify other areas for further attention or improvement. If we identify one or more material weaknesses or determine we have inadequate internal controls, it could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

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

In particular, investors should be aware that there is uncertainty as to whether the courts of the Cayman Islands or any other applicable jurisdictions would recognize and enforce judgments of U.S. courts obtained against us or our directors or management predicated upon the civil liability provisions of the securities laws of the United States or any state in the United States or entertain original actions brought in the Cayman Islands or any other applicable jurisdiction’s courts against us or our directors or officers predicated upon the securities laws of the United States or any state in the United States.

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

Under Cayman Islands law, we may only make distributions by way of dividend out of profits, or out of our share premium account (provided that immediately following the date that the dividend is proposed to be paid we are able to pay our debts as they fall due in the ordinary course of business). We have never declared or paid any cash dividends on our ordinary shares. We currently anticipate that we will retain future earnings for the development, operation and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future. As a result, capital appreciation, if any, of our ordinary shares would be your sole source of gain on an investment in our ordinary shares for the foreseeable future. See the “Dividend Policy” section of this Form 10-K for the year ended December 31, 2019 for additional information.

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

Based on the current and anticipated value of our assets, including goodwill, and the composition of our income, assets and operations, we do not believe we were a “passive foreign investment company,” or PFIC, for the taxable year ending on December 31, 2019, and do not expect to be a PFIC for the current taxable year. However, the application of the PFIC rules is subject to uncertainty in several respects, and we cannot assure you that the U.S. Internal

Revenue Service, or the IRS, will not take a contrary position. Furthermore, a separate determination must be made after the close of each taxable year as to whether we are a PFIC for that year. Accordingly, we cannot assure you that we were not a PFIC for our taxable year ending on December 31, 2019 and that we will not be a PFIC for our current taxable year or any future taxable year. A non-U.S. company will be considered a PFIC for any taxable year if (i) at least 75% of its gross income is passive income (including interest income), or (ii) at least 50% of the value of its assets (based on an average of the quarterly values of the assets during a taxable year) is attributable to assets that produce or are held for the production of passive income. If we were to be classified as a PFIC for any taxable year during which a U.S. holder holds our ordinary shares, certain adverse U.S. federal income tax consequences could apply to such U.S. holder, including (i) the treatment of all or a portion of any gain on disposition of our ordinary shares as ordinary income, (ii) the application of a deferred interest charge on such gain and the receipt of certain dividends and (iii) the obligation to comply with certain reporting requirements.

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

We have significant net operating losses, or NOLs, and UK carryforward tax losses which we may not be able to realize or which may be restricted following the Reorganization Transactions or any future change of control. We also benefit from certain tax incentive regimes, such as research and development tax credits, in the jurisdictions in which we operate and any adverse change to these regimes, the application thereof or challenges to the tax position we have adopted under these regimes could adversely affect our results of operations and financial condition.

As of December 31, 2019, we had federal and state NOL carryforwards in the United States of $27.6 million and $27.5 million, respectively, cumulative carryforward tax losses in the United Kingdom of $107.3 million, and $22.8 million in the Netherlands, which we expect to be available to reduce future taxable income subject to any relevant restrictions (including those in the UK that limit the percentage of profits that can be reduced by carried forward losses). The U.S. federal and state NOL carryforwards incurred prior to January 1, 2018 in the amount of approximately $6.8 million and $6.7 million will begin to expire in 2036. The UK carryforward tax losses will continue indefinitely, subject to relevant restrictions, under current UK legislation. Under the Tax Act, U.S. federal NOL carryforwards generated after December 31, 2017 are not subject to expiration but such NOLs may only offset 80% of taxable income. The Netherland’s NOL’s expire after nine years from the date of inception. As of December 31, 2019, we also had orphan drug and research and development credits in the U.S. in the amount of $2.4 million.

The NOL carryforwards and UK carryforward tax losses are subject to review and possible adjustment by the U.S., UK and state tax authorities. NOL carryforwards and UK carryforward tax losses may become subject to limitations in the event of certain cumulative changes in the ownership interest of significant shareholders, as defined under Sections 382 Internal Revenue Code, as well as the Corporation Tax Act 2010 Part 14 under the UK tax rules. This could limit the amount of NOLs or carryforward tax losses that we can utilize annually to offset future taxable income or tax liabilities. We have conducted a review of changes in the ownership interest of significant shareholders and determined that as of December 31, 2018, there were no limitations in the UK. However, for U.S. purposes, we have determined that a change of ownership occurred in November 2016. We are still in the process of determining the annual limitation on losses that occurred prior to November 2016. Subsequent ownership changes and changes to the UK (or US) tax rules in respect of the utilization of losses carried forward may further affect the limitation in future years.

Additionally, we have not undertaken a study on the completeness of the U.S. research and development and orphan drug credits. As such, the U.S. research and development and orphan drug credits may change and may be subject to review and adjustment by the tax authorities.

ITEM 1B.UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.PROPERTIES

Our principal office is located at 450 East 29th Street, New York, New York 10016, USA, where we lease 22,721 square feet of office and laboratory space.  We lease this office space under a lease that terminates on October 31, 2026.

We also own a long leasehold interest in the ground rights where our 29,000 square foot manufacturing facility is located, at 92 Britannia Walk, London, United Kingdom.  The long leasehold interest expires in 2126, and there is no facility rent due.

Additionally, we lease an 11,306 square foot office facility located at 34-38 Provost Street, London, United Kingdom and 6,679 square feet of laboratory facilities at 15 Ebenezer Street, London, United Kingdom.  The office space lease terminates on September 8, 2029 and the laboratory leases terminate on May 24, 2027.

ITEM 3.LEGAL PROCEEDINGS

We are not subject to any material legal proceedings.

ITEM 4.MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

On June 8, 2018, our ordinary shares began trading on the Nasdaq Global Market under the symbol “MGTX.”  Prior to that time, there was no public market for our stock.

Holders of Record

As of March 8, 2020, there were 53 holders of record.  The actual number of shareholders of our ordinary shares is greater than this number of record holders and includes shareholders who are beneficial owners but whose ordinary shares are held in street name by brokers and other nominees.  This number of holders of record also does not include shareholders whose ordinary shares may be held in trust by other entities.

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

Recent Sales of Unregistered Securities

In lieu of cash payment of an accounts payable, on July 7, 2019, the Company issued 19,807 shares to a vendor in the amount of $421,500.

ITEM 6.SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of financial condition and operating results together with our financial statements and the related notes appearing in this Annual Report on Form 10-K.  This discussion contains forward-looking statements that involve risks and uncertainties.  Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many important factors, including those set forth in the section of this Form 10-K captioned “Item 1A.  Risk Factors” and elsewhere in this Form 10-K, our actual results could differ materially from the results described in, or implied by, the forward-looking statements contained in the following discussion and analysis.  For convenience of presentation some of the numbers have been rounded in the text below.

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

We are an exempted company incorporated under the laws of the Cayman Islands in 2018, and prior to that, we commenced operations as MeiraGTx Limited, a private limited company incorporated under the laws of England and Wales in 2015. Our discussion of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). Since our formation, we have devoted substantially all of our resources to developing our technology platform, establishing our viral vector manufacturing facilities and developing manufacturing processes, advancing the product candidates in our ophthalmology, salivary gland and neurodegenerative disease programs, building our intellectual property portfolio, organizing and staffing our company, developing our business plan, raising capital, and providing general and administrative support for these operations. In 2016, we completed the acquisition of assets held by BRI-Alzan, Inc., a Delaware corporation, including a worldwide license agreement to develop certain preclinical technology for the treatment of amyotrophic lateral sclerosis (“ALS”). In October 2018, we acquired Vector Neurosciences, Inc., a Delaware corporation. In connection with that acquisition, we acquired its rights to the clinical stage gene therapy product candidate adeno-associated virus encoding glutamic acid decarboxylase (“AAV-GAD”) gene therapy program which had completed a randomized, sham-controlled Phase 2 study for treatment of Parkinson’s disease. In October 2019, we acquired Arthrogen, B.V., a Netherlands corporation. To date, we have financed our operations primarily with cash on hand and proceeds from the sales of our Series A ordinary shares, Convertible Preferred C Shares and ordinary shares. Through December 31, 2019, we received gross proceeds of approximately $358.7 million from sales of our ordinary shares, Series A ordinary shares and convertible preferred C shares and $100.0 million from the collaboration, option and license agreement with Janssen Pharmaceuticals, Inc. (“Janssen”), one of the Janssen Pharmaceuticals Companies of Johnson & Johnson (the “Collaboration and License Agreement”). As of December 31, 2019, we had cash and cash equivalents of $227.2 million.

We are a clinical stage company and have not generated any product revenues to date. We have six clinical programs and a pipeline of preclinical programs. Since inception, we have incurred significant operating losses. Our net losses for the years ended December 31, 2019 and 2018 were $54.8 million and $82.9 million, respectively. As of December 31, 2019, we had an accumulated deficit of $203.0 million. We do not expect to generate revenue from sales of any products for several years, if at all. In March 2019, we received an upfront payment in the amount of $100.0 million from the Collaboration and License Agreement. Additionally, pursuant to the Collaboration and License Agreement, we are eligible to receive research and development funding and potential milestone payments and royalties.

Our total operating expenses were $71.6 million and $78.1 million for the years ended December 31, 2019 and 2018, respectively. While we expect our operating expenses to increase substantially in connection with our ongoing development activities related to our product candidates, we believe that these increases will be partially offset by the research funding in connection with the Collaboration and License Agreement. We anticipate that our expenses will increase due to costs associated with our clinical development program targeting achromatopsia due to mutations in the CNGB3 or CNGA3 gene, inherited retinal dystrophy caused by mutations in RPE65, and X-Linked retinitis pigmentosa, or XLRP. In addition, we expect to continue incurring increasing costs associated with our clinical activities for AAV-AQP1 for the treatment of radiation-induced xerostomia and xerostomia associated with Sjogren’s syndrome. We are currently working with regulatory agencies to determine the path forward for clinical development of AAV-GAD. We also expect to incur expenses related to research activities in additional therapeutic areas to expand our pipeline, hiring additional personnel in manufacturing, research, clinical operations, quality and other functional areas, and associated cash and share-based compensation expense, as well as the further development of internal manufacturing capabilities and capacity and other associated costs including the management of our intellectual property portfolio.

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

Based on our cash and cash equivalents at December 31, 2019, we estimate that such funds will be sufficient to enable us to fund our operating expenses and capital expenditure requirements into 2022.  We have based these estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. See “Liquidity and Capital Resources.” Because of the numerous risks and uncertainties associated with the development of our product candidates, any future product candidates, our platform and technology and because the extent to which we may enter into collaborations with third parties for development of any of our product candidates is unknown, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidates. Our future capital requirements will depend on many factors, including:

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

Highlights and Recent Developments

Recent Clinical Development Highlights

AAV-AQP1 for the treatment of Grade 2/3 Radiation-Induced Xerostomia:

•

We continue to activate clinical trial sites in our recently initiated Phase 1/2 AQUAx study, with patients now being enrolled at three of five expected study sites. Dosing in the first cohort was completed in the first quarter of 2020.

•	The single center Phase 1 dose-finding study of AAV-AQP1 also continues to enroll patients at the National Institutes of Health (NIH). Enrollement in the fourth dose escalation cohort is now ongoing.
•	We expect to report preliminary data from the AQUAx clinical trial in the second half of 2020.

Janssen-partnered investigational gene therapies for the treatment of inherited retinal diseases:

•

In the first quarter of 2020, the EMA granted PRIME and ATMP designations to AAV-RPGR. PRIME designation was granted based on clinical data from the ongoing Phase 1/2 trial.  To be awarded PRIME, a medicine must demonstrate potential to benefit patients with unmet medical needs based on early clinical data. We expect to engage with global regulatory authorities in 2020 with the goal of optimizing and accelerating the development of AAV-RPGR.

•	We expect to report data from the ongoing clinical trial of AAV-RPGR in 2020.
•	We continue to advance the ongoing phase 1/2 studies of AAV-CNGB3 and AAV-CNGA3 for the treatment of achromatopsia (ACHM) associated with mutations in the CNGB3 and CNGA3 genes.

AAV-GAD for the treatment of Parkinson’s Disease:

•	We anticipate that we will file an Investigational New Drug application (IND) in the second half of 2020.

AAV-RPE65 for the treatment of RPE65-Associated Retinal Dystrophy:

•

In 2019, we presented data from a Phase 1/2 clinical trial which demonstrated that, in addition to meeting its primary endpoint of safety, AAV-RPE65 demonstrated statistically significant improvement across several assesments of visual function. We expect to meet with global regulatory authorities in 2020 to determine the regulatory pathway for AAV-RPE65.

Recent Corporate Development Highlights

Second Viral Vector Manufacturing Facility and Plasmid Production Facility

•	We have completed feasibility studies for a second cGMP viral vector manufacturing facility and a cGMP plasmid production facility.
•	We anticipate that our plasmid production facility will be operational by the end of 2020 and expect to initiate construction of our viral vector facility in mid-2020.

Expanding Clinical, Regulatory, Manufacturing, MSAT and Preclinical Development Teams

•	We continue to substantially increase key personnel across functional areas to support our broad pipeline of optimized investigational gene therapies. As of December 31, 2019, we had 157 employees.

Components of Our Results of Operations

License Revenue

Our license revenue consisted of the amortization of the upfront payment we received in connection with the Collaboration and License Agreement.

Operating Expenses

Our operating expenses since inception have consisted primarily of general and administrative costs and research and development costs.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and other related costs, including share-based compensation, for personnel in our executive, finance, legal, business development and administrative functions. General and administrative expenses also include legal fees relating to intellectual property and corporate matters; professional fees for accounting, auditing, tax and consulting services; insurance costs; travel expenses; and office facility-related expenses, which include direct depreciation costs.

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

The following table summarizes our research and development expenses:

	Year Ended December 31,
	2019	2018	Change
Ophthamology programs	$14,013,426	$7,069,280	$6,944,146
Salivary gland programs	3,369,795	1,136,355	2,233,440
Neurodegenerative diseases programs	3,611,093	5,164,761	(1,553,668)
Manufacturing	12,770,950	5,224,272	7,546,678
Other research and development costs	31,257,629	18,752,823	12,504,806
Research Funding	(28,105,030)	(224,576)	(27,880,454)
Research and Development Tax Credit	(12,042,204)	(3,502,692)	(8,539,512)
Total research and development expenses	$24,875,659	$33,620,223	$(8,744,564)

Research and development activities are central to our business model. We expect that our research and development expenses will continue to increase substantially for the foreseeable future as we initiate additional preclinical and clinical trials of our existing product candidates and continue to discover and develop additional product candidates. These increases in research and development costs may be partially offset by the research funding provided in connection with the Collaboration and License Agreement we entered into in January 2019.

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

Other non-operating income (expense)

Other non-operating income (expense) includes the following:

Foreign currency (loss) gain

Our consolidated financial statements are presented in U.S. dollars, which is our reporting currency. The financial position and results of operations of our subsidiaries MeiraGTx UK II Limited, Arthrogen B.V. and MeiraGTx B.V. are measured using the foreign subsidiaries’ local currency as the functional currency. MeiraGTx UK II Limited’s cash accounts holding U.S. dollars are remeasured based upon the exchange rate at the date of remeasurement with the resulting gain or loss included in the consolidated statement of operations and comprehensive loss. Expenses of such subsidiaries have been translated into U.S. dollars at average exchange rates prevailing during the period. Assets and liabilities have been translated at the rates of exchange on the consolidated balance sheet date. The resulting translation gain and loss adjustments are recorded directly as a separate component of shareholders’ equity and as other comprehensive loss on the consolidated statement of operations and comprehensive loss.

Income Taxes

The 2018 income tax provision consisted of current tax expense of $0 and a deferred tax benefit of $474,391. The 2018 deferred tax benefit was recorded due to the required intraperiod tax allocation resulting from the loss from continuing operations and other comprehensive income.  An intraperiod tax allocation was not required for 2019.

Critical Accounting Policies and Use of Estimates

Management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with the accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgements that affect the reporting amounts of assets, liabilities and expenses and the disclosure of contingent assets and liabilities in our consolidated financial statements. On an ongoing basis, we evaluate our estimates and judgements, including those related to license and collaboration revenue, warrant liabilities, share-based compensation and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgements about the carrying value of assets and liabilities that are not readily apparent from our sources. Actual results may differ from these estimates under different assumptions.

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

Arthrogen, B.V., a Netherlands corporation (“Arthrogen”)

BRI-Alzan, Inc., a Delaware corporation (“BRI-Alzan”);

MeiraGTx B.V., a Netherlands corporation (“Meira BV”);

MeiraGTx Neurosciences, Inc. a Delaware corporation (“Meira Neuro”);

and

MeiraGTx UK Limited (“Meira UK”), a limited company under the laws of England and Wales.

All intercompany balances and transactions between the consolidated companies have been eliminated in consolidation.

Collaboration Arrangements

We evaluate our collaborative arrangements pursuant to Accounting Standards Codification (“ASC”) 808, Collaborative Arrangements (“ASC 808”) and ASC 606, Revenue from Contracts with Customers (“ASC 606”). We consider the nature and contractual terms of collaborative arrangements and assess whether the arrangement involves a joint operating activity pursuant to which we are an active participant and are exposed to significant risks and rewards with respect to the arrangement. If we are an active participant and exposed to significant risks and rewards with respect to the arrangement, we account for the arrangement as a collaboration under ASC 808. To date, we have entered into two separate collaboration agreements, both of which are with Janssen, which were determined to be within the scope of ASC 808.

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

Revenue Recognition

Arrangements with collaborators may include licenses to intellectual property, research and development services, manufacturing services for clinical and commercial supply, and participation on joint steering committees. We evaluate the promised goods or services to determine which promises, or group of promises, represent performance obligations. In contemplation of whether a promised good or service meets the criteria required of a performance obligation, we consider the stage of development of the underlying intellectual property, the capabilities and expertise of the customer relative to the underlying intellectual property, and whether the promised goods or services are integral to or dependent on other promises in the contract. When accounting for an arrangement that contains multiple performance obligations, we must develop judgmental assumptions, which may include market conditions, reimbursement rates for personnel costs, development timelines and probabilities of regulatory success to determine the stand-alone selling price for each performance obligation identified in the contract.

When we conclude that a contract should be accounted for as a combined performance obligation and recognized over time, we must then determine the period over which revenue should be recognized and the method by which to measure revenue. We generally recognize revenue using a cost-based input method.

The Collaboration and License Agreement is accounted for under ASC 808, however, as ASC 808 does not address recognition or measurement matters such as determining the appropriate unit of accounting or when the recognition criteria are met, we account for the consideration received from Janssen in accordance with ASC 606. In accordance with ASC 606, we recognize revenue when the customer or collaborator obtains control of promised goods or services, in an amount that reflects the consideration which we expect to receive in exchange for those goods or services. To determine revenue recognition for arrangements that we determine are within the scope of ASC 606, we perform the following five steps:

i.identify the contract(s) with a customer;

ii.identify the performance obligations in the contract;

iii.determine the transaction price;

iv.allocate the transaction price to the performance obligations within the contract; and

v.recognize revenue when (or as) the entity satisfies a performance obligation.

We only apply the five-step model to contracts when we determine that it is probable we will collect the consideration we are entitled to in exchange for the goods or services we transfers to the customer.

At contract inception, once the contract is determined to be by analogy within the scope of ASC 606, we assess the goods or services promised within the contract to determine whether each promised good or service is a performance obligation. The promised goods or services for our arrangements typically consist of a license to our intellectual property and research, development and manufacturing services. We may provide options to additional items in such arrangements, which are accounted for as separate contracts when the customer elects to exercise such options, unless the option provides a material right to the customer. Performance obligations are promises in a contract to transfer a distinct good or service to the customer that (i) the customer can benefit from on its own or together with other readily available resources, and (ii) is separately identifiable from other promises in the contract. Goods or services that are not individually distinct performance obligations are combined with other promised goods or services until such combined group of promises meet the requirements of a performance obligation.

We determine transaction prices based on the amount of consideration we expect to receive for transferring the promised goods or services in the contract. Consideration may be fixed, variable, or a combination of both. At contract inception for arrangements that include variable consideration, we estimate the probability and extent of consideration we expect to receive under the contract utilizing either the most likely amount method or expected amount method, whichever best estimates the amount expected to be received. We then consider any constraints on the variable consideration and include in the transaction price variable consideration to the extent it is deemed probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved.

We then allocate the transaction price to each performance obligation based on the relative standalone selling price and recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) control is transferred to the customer and the performance obligation is satisfied. For performance obligations which consist of licenses and other promises, we utilize judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress. We evaluate the measure of progress each reporting period and, if necessary, adjust the measure of performance and related revenue recognition.

We record amounts as accounts receivable when the right to consideration is deemed unconditional. When consideration is received, or such consideration is unconditionally due, from a customer prior to transferring goods or services to the customer under the terms of a contract, a contract liability is recorded as deferred revenue.

Amounts received prior to satisfying the revenue recognition criteria are recognized as deferred revenue in our consolidated balance sheet. Amounts expected to be recognized as revenue within the 12 months following the balance sheet date are classified as deferred revenue – related party, current. Amounts not expected to be recognized as revenue within the 12 months following the balance sheet date are classified as deferred revenue – related party.

Income Taxes

Since we have recurring losses and a valuation allowance against deferred tax assets, there was no tax expense (benefit) for the year ended December 31, 2019.  For the year ended December 31, 2018, we recognized a tax benefit of $(474,391).

As of December 31, 2019, we had federal and state net operating loss (“NOL”) carryforwards in the United States of approximately $27.5 million and $27.6 million, respectively, in the UK of approximately $107.3 million and in the Netherlands of approximately $22.8, which are available to reduce future taxable income.  The U.S. federal and state NOL carryforwards incurred prior to January 1, 2018 in the amount of approximately $6.8 million and $6.7 million, respectively, will begin to expire in 2036.  The U.S. NOL incurred after December 31, 2017 and the UK NOL will be indefinitely carried forward.  The Netherlands NOL’s expire after nine years from the date of inception.  As of December 31, 2019, we also had orphan drug and research and development credits in the U.S. in the amount of $2.4 million, which will begin to expire 2036.

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

Operating leases where we are the lessee are included in right-of-use (“ROU”) assets and lease obligations are included on our consolidated balance sheets. The lease obligations are initially and subsequently measured at the present value of the unpaid lease payments at the lease commencement date and subsequent reporting periods.

Finance leases where we are the lessee are included in ROU assets and lease obligations on our consolidated balance sheets. The lease obligations are initially measured in the same manner as for operating leases and are subsequently measured at amortized cost using the effective interest method.

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

Research and Development

Research and development costs are charged to expense as incurred.  These costs include, but are not limited to, employee-related expenses, including salaries, benefits and travel of our research and development personnel; expenses incurred under agreements with contract research organizations and investigative sites that conduct clinical and preclinical studies and manufacture the drug product for the clinical studies and preclinical activities; acquisition of in-process research and development; facilities; supplies; rent, insurance, certain legal fees, stock-based compensation, depreciation and other costs associated with clinical and preclinical activities and regulatory operations.  Research funding under collaboration agreements and refundable research and development credits / tax credits received are recorded as an offset to these costs.

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

Using this model, fair value is calculated based on assumptions with respect to (i) the fair value of our ordinary shares on the grant date; (ii) expected volatility of our ordinary share price, (iii) the periods of time over which employees and members of our board of directors are expected to hold their options prior to exercise (expected term), (iv) expected dividend yield on our ordinary shares, and (v) risk-free interest rates.

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

As of January 1, 2016, we early adopted ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, and account for forfeitures as they occur from that date.  Additionally, excess tax benefits and deficiencies will be recognized as income tax expense or benefit in the income statement.  There was no cumulative effect adjustment as we did not issue any options prior to January 1, 2016.

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

Results of Operations

The following table summarizes our results of operations for the years ended December 31, 2019 and 2018, respectively

	2019	2018	Change
License revenue - related party	$13,291,956	$—	$13,291,956
Operating expenses:
General and administrative	46,684,297	44,483,938	2,200,359
Research and development	24,875,659	33,620,223	(8,744,564)
Total operating expenses	71,559,956	78,104,161	(6,544,205)
Loss from operations	(58,268,000)	(78,104,161)	19,836,161
Other non-operating income (expense)
Foreign currency gain (loss)	3,199,774	(3,824,383)	7,024,157
Change in fair value of warrant liability	—	(1,514,775)	1,514,775
Other income	—	83,075	(83,075)
Interest income	370,603	53,408	317,195
Interest expense	(48,612)	(33,429)	(15,183)
Loss before income taxes	(54,746,235)	(83,340,265)	28,594,030
Benefit for income taxes	—	474,391	(474,391)
Net loss	$(54,746,235)	$(82,865,874)	$28,119,639

License Revenue

License revenue in the amount of $13.3 million for the year ended December 31, 2019 represents amortization of the $100.0 million upfront payment received in connection with the Collaboration and License Agreement entered into in January 2019.

General and Administrative Expenses

General and administrative expenses were $46.7 million for the year ended December 31, 2019, compared to $44.5 million for the year ended December 31, 2018.  The increase of $2.2 million was primarily due to increases of $1.9 million in legal fees, $1.2 million in rent, $1.4 million in insurance, $0.6 million in consulting fees, $0.6 million in travel expenses,  $0.3 million in director fees and $0.5 million in other general and administrative expenses, which was partially offset by a decreases of $3.7 million in share-based compensation and $0.6 million in payroll.

Research and Development Expenses

Research and development expenses for the year ended December 31, 2019 were $24.9 million, compared to $33.6 million for the year ended December 31, 2018.  The decrease of $8.7 million was primarily due to research funding provided to us under the Janssen collaboration agreements in the amount of $27.9 million and an increase in the refundable research and development credit in the United Kingdom of $8.6 million.  These were partially offset by increases in costs of $9.2 million for clinical trial costs related to our ophthalmology and salivary gland programs, $7.5 million related to the manufacturing of our clinical trial materials, $4.5 million due to the restructuring of certain licenses, $4.3 million in payroll related costs, $1.7 million in share-based compensation, and $0.7 million in rent.

Foreign Currency Gain (Loss)

Foreign currency gain was $3.2 million for the year ended December 31, 2019 compared to a loss of $3.8 million for the year ended December 31, 2018.  The change of $7.0 million was primarily due to a strengthening of the pound sterling against the U.S. dollar in 2019.

Change in Fair Market Value of Warrant Liability

We recorded $1.5 million change in fair value of a warrant liability for the year ended December 31, 2018, due to the revaluation of warrants, which were issued to certain investors in September and November 2017, using the Black-Scholes valuation model at June 7, 2018, when the warrants were exercised.

Income Taxes

The 2018 income tax provision consisted of current tax expense of $0 and a deferred tax benefit of $474,391. The 2018 deferred tax benefit was recorded due to the required intraperiod tax allocation resulting from the loss from continuing operations and other comprehensive income.  An intraperiod tax allocation was not required for 2019.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses. For the year ended December 31, 2019, we generated $20.0 million of positive cash flows from operations, primarily from the $100 million upfront payment received in connection with the Collaboration and License Agreement. However, prior to the year ended December 31, 2019, we did not generate positive cash flows from operations and there are no assurances that we will generate positive cash flows in the future. Additionally, there are no assurances that we will be successful in obtaining an adequate level of financing for the development and commercialization of our product candidates. We expect to incur significant expenses and operating losses for the foreseeable future as we advance the preclinical and clinical development of our product candidates. We expect that our research and development and general and administrative costs will increase in connection with conducting preclinical studies and clinical trials for our product candidates, building out internal capacity to have products manufactured to support preclinical studies and clinical trials, expanding our intellectual property portfolio, and providing general and administrative support for our operations. In addition, we expect to expand our manufacturing and supply chain capabilities in the coming months. As a result, we will need additional capital to fund our operations, which we may obtain from additional equity or debt financings, collaborations, licensing arrangements, or other sources.

We do not currently have any approved products and have never generated any revenue from product sales. We have historically financed our operations primarily through cash on hand and proceeds from the sale of our ordinary shares, series A ordinary shares and convertible preferred C shares. In March 2019, we received $100.0 million in connection with the Collaboration and License Agreement, which also provides us with research funding, and we are eligible to receive potential milestone payments and royalties.

Cash Flows

We had $227.4 million and $68.2 million of cash and cash equivalents as of December 31, 2019 and 2018, respectively.

The following table summarizes our sources and uses of cash for the period presented:

	For the years ended December 31,
	2019	2018
Net cash provided by (used in) operating activities	$20,044,897	$(58,887,870)
Net cash used in investing activities	(9,370,081)	(11,258,479)
Net cash provided by financing activities	148,234,904	130,040,415
Increase in cash	$158,909,720	$59,894,066

Operating Activities

During the year ended December 31, 2019, our cash provided by operating activities of $20.0 million was primarily due to our receipt of a $100.0 million upfront payment received from the Collaboration and License Agreement, which was partially offset by a net loss of $54.8 million as we incurred expenses associated with research activities on our clinical programs and research activities for our other product candidates and incurred general and administrative expenses. The net loss included non-cash charges of $4.8 million, which consisted of $16.0 million of share-based compensation, $2.0 million for shares issued in connection with license agreements, depreciation of $2.2 million and lease obligations of $1.1 million, which was partially offset by a foreign currency gain of $3.2 million. Additionally, operating assets, consisting of accounts receivable, prepaid expenses, tax incentive receivable, security deposits and other current assets, increased by $35.5 million and operating liabilities, consisting of accounts payable, accrued expenses, and deferred revenue, increased by $92.2 million.

During the year ended December 31, 2018, our cash used in operating activities of $58.9 million was primarily due to our net loss of $82.9 million as we incurred expenses associated with research activities on our clinical programs and research activities for our other product candidates and incurred general and administrative expenses.  The loss included non-cash charges of $27.9 million, which consisted of $17.9 million of share-based compensation, issuance of shares for acquired research and development in the amount of $3.0 million, change in fair value of warrant liability in the amount of $1.5 million, depreciation of $2.1 million, and a foreign currency loss of $3.9 million, which was partially offset by an income tax benefit of $0.5 million.  Additionally, current assets, consisting of prepaid expenses, other current assets and security deposits increased by $3.9 million. Current liabilities, consisting of accounts payable, accrued expenses, deferred rent, due to affiliate and other liabilities, decreased by $0.1 million

Investing Activities

Net cash used in investing activities for the years ended December 31, 2019 and 2018 of $9.4 million and $11.3 million, respectively, consisted primarily of purchases of property and equipment for our manufacturing, laboratory and process development facilities and buildout costs of our new facilities.

Financing Activities

Net cash provided by financing activities was $148.2 million for the year ended December 31, 2019, which consisted primarily of gross proceeds of $155.2 million from a private placement and a public offering of our ordinary shares, which was offset by $7.5 million in offering costs.

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

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are exposed to market risks in the ordinary course of our business.  These risks primarily include foreign currency exchange rate sensitivities and interest rate risk.

We currently operate in the United States and the United Kingdom.  Our activities in these countries expose us to currency exchange rate fluctuations primarily between the U.S. Dollar and the British Pound Sterling and Euro.  When the U.S. Dollar strengthens against these currencies, the U.S. Dollar value of non-U.S. Dollar based losses increases.  To the extent that our international activities recorded in local currencies increase in the future, our exposure to fluctuations in currency exchange rates will correspondingly increase. With respect to our foreign currency exposures as of December 31, 2019, a 10% unfavorable movement in foreign currency exchange rates would not expose us to a significant increase in net loss. We have not engaged in derivative financial instruments as a means of hedging this financial statement risk.

We had cash and cash equivalents of $227.2 million as of December 31, 2019, which consist of non-interest-bearing and interest-bearing bank deposits.  Other than accounts payable and accrued expenses incurred in the ordinary course of business, we had no other debt outstanding as of December 31, 2019.  We had cash and cash equivalents of $68.1 million as of December 31, 2018, which consisted of non-interest-bearing and interest-bearing bank deposits.  Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations in interest income have not been significant for us.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of MeiraGTx Holdings plc and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of MeiraGTx Holdings plc and Subsidiaries

(the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations and comprehensive loss, shareholders' deficit and cash flows for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

Adoption of ASU No. 2016-02

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2019, the Company changed its method of accounting for leases due to the adoption of Accounting Standards Update (ASU) No. 2016-02 Leases (Topic 842), and the related amendments. The Company adopted the new standards using the modified retrospective transition method.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Stamford, Connecticut

March 11, 2020

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2019	2018

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$227,233,384	$68,080,175
Accounts receivable - related party	23,337,377	—
Prepaid expenses	4,464,085	1,937,785
Tax incentive receivable	11,974,437	3,416,932
Other current assets	1,970,585	1,217,173
Total Current Assets	268,979,868	74,652,065
Property and equipment, net	23,858,108	22,014,237
Security deposits	951,138	105,085
In-process research and development	777,655	—
Restricted cash	123,376	123,376
Other assets	195,053	—
Right-of-use assets	29,002,448	—
TOTAL ASSETS	$323,887,646	$96,894,763

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,759,339	$3,042,861
Accrued expenses	18,083,757	11,991,697
Lease obligations, current	1,674,210	27,199
Deferred revenue - related party, current	25,678,515	—
Other current liabilities	—	437,053
Total Current Liabilities	49,195,821	15,498,810
Deferred revenue - related party	60,535,576	—
Lease obligations	21,504,340	7,097
Asset retirement obligations	1,654,755	128,119
Deferred rent	—	201,264
Deferred income tax liability	195,053	—
TOTAL LIABILITIES	133,085,545	15,835,290

COMMITMENTS

SHAREHOLDERS' EQUITY:
Ordinary Shares, $0.00003881 par value, 1,288,327,750 authorized 36,791,906 issued and outstanding at December 31, 2019 27,386,632 issued and outstanding at December 31, 2018	1,429	1,064
Capital in excess of par value	395,630,666	229,054,460
Accumulated other comprehensive (loss) income	(1,794,042)	293,666
Accumulated deficit	(203,035,952)	(148,289,717)
Total Shareholders' Equity	190,802,101	81,059,473
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$323,887,646	$96,894,763

See Notes to Consolidated Financial Statements

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Year Ended December 31,
	2019	2018

License revenue - related party	$13,291,956	$—

Operating expenses:
General and administrative	$46,684,297	$44,483,938
Research and development	24,875,659	33,620,223
Total operating expenses	71,559,956	78,104,161
Loss from operations	(58,268,000)	(78,104,161)
Other non-operating income (expense):
Foreign currency gain (loss)	3,199,774	(3,824,383)
Change in fair value of warrant liability	—	(1,514,775)
Other income	—	83,075
Interest income	370,603	53,408
Interest expense	(48,612)	(33,429)
Loss before income taxes	(54,746,235)	(83,340,265)
Benefit for income taxes	—	474,391
Net loss	(54,746,235)	(82,865,874)
Other comprehensive (loss) income:
Foreign currency translation, net of tax of $0 and $474,391 in 2019 and 2018, respectively	(2,087,708)	2,316,143
Total comprehensive loss	$(56,833,943)	$(80,549,731)
Net loss	$(54,746,235)	$(82,865,874)
Accretion on convertible preferred C shares and warrants	—	(1,806,512)
Net loss attributable to ordinary shareholders	$(54,746,235)	$(84,672,386)
Basic and diluted adjusted net loss per ordinary share	$(1.65)	$(4.47)
Weighted-average number of ordinary shares outstanding	33,161,860	18,948,520

See Notes to Consolidated Financial Statements

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED C SHARES AND SHAREHOLDERS' EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

	Convertible Preferred C Shares		Shareholders' Equity (Deficit)
						Accumulated Other		Total
			Ordinary		Capital in Excess	Comprehensive	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	of Par Value	Income (Loss)	Deficit	Equity (Deficit)

Balance at January 1, 2018	5,005,935	$51,338,631	8,826,190	$342	$20,080,713	$(2,022,477)	$(65,423,843)	$(47,365,265)
Issuance of convertible preferred C shares in connection with payables	129,419	1,356,129	—	—	—	—	—	—
Issuance of convertible preferred C shares in connection with a license agreement	13,360	140,000	—	—	—	—	—	—
Sale of convertible preferred C shares, net of issuance costs of $690,475	5,425,124	56,159,119	—	—	—	—	—	—
Accretion of issuance costs on convertible preferred C shares	—	761,012	—	—	(761,012)	—	—	(761,012)
Accretion of warrants issued in connection with convertible preferred C shares	—	1,045,500	—	—	(1,045,500)	—	—	(1,045,500)
Exercise of warrants	927,594	9,720,000	—	—	4,194,408	—	—	4,194,408
Conversion of convertible preferred C shares into A ordinary shares	(11,501,432)	(120,520,391)	11,501,432	446	120,519,945	—	—	120,520,391
Sale of ordinary shares in initial public offering, net of issuance costs of $9,807,622	—	—	5,000,000	194	65,192,184	—	—	65,192,378
Issuance of ordinary shares in connection with Vector Neurosciences acquisition	—	—	202,500	9	2,990,241	—	—	2,990,250
Share-based compensation	—	—	1,856,510	73	17,883,481	—	—	17,883,554
Foreign currency translation, net of income taxes	—	—	—	—	—	2,316,143	—	2,316,143
Net loss for the year ended December 31, 2018	—	—	—	—	—	—	(82,865,874)	(82,865,874)
Balance at December 31, 2018	—	—	27,386,632	1,064	229,054,460	293,666	(148,289,717)	81,059,473
Issuance of ordinary shares in connection with a license agreement	—	—	158,832	6	1,966,334	—	—	1,966,340
Sale of ordinary shares in connection with public and private placements, net of issuance costs of $7,497,852	—	—	8,997,102	349	147,701,806	—	—	147,702,155
Issuance of ordinary shares in connection with payables	—	—	19,807	1	421,499	—	—	421,500
Exercise of share options	—	—	134,533	5	557,601	—	—	557,606
Share-based compensation	—	—	95,000	4	15,928,966	—	—	15,928,970
Foreign currency translation	—	—	—	—	—	(2,087,708)	—	(2,087,708)
Net loss for the year ended December 31, 2019	—	—	—	—	—	—	(54,746,235)	(54,746,235)
Balance at December 31, 2019	—	$—	36,791,906	$1,429	$395,630,666	$(1,794,042)	$(203,035,952)	$190,802,101

See Notes to Consolidated Financial Statements

F-5

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(54,746,235)	$(82,865,874)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Ordinary shares issued in connection with license agreements	1,966,334	—
Preferred C shares issued in connection with license agreements	—	140,000
Share-based compensation expense	15,928,970	17,883,554
Foreign currency (gain) loss	(3,199,774)	3,824,383
Depreciation	2,238,560	2,053,220
Lease obligations	1,107,805	—
Deferred rent	—	(65,189)
Amortization of interest on asset retirement obligations	20,621	(38,301)
Change in fair value of warrant liability	—	1,514,775
Issuance of shares for acquired research and development expense	—	2,990,250
Benefit for income taxes	—	(474,391)
(Increase) decrease in operating assets:
Accounts receivable - related party	(23,886,573)	—
Prepaid expenses	(2,259,984)	(35,465)
Tax incentive receivable	(8,401,283)	(3,502,692)
Other current assets	(178,805)	(181,773)
Security deposits	(796,753)	(115,573)
Increase (decrease) in operating liabilities:
Accounts payable	(8,681)	(2,119,493)
Accrued expenses	6,518,766	2,529,568
Other current liabilities	—	436,161
Due to Kadmon	—	(861,030)
Deferred revenue - related party	85,741,929	—
Net cash provided by (used in) operating activities	20,044,897	(58,887,870)

Cash flows from investing activities:
Purchase of property and equipment	(8,980,425)	(11,258,479)
Purchase of Arthrogen, net of acquired cash	(389,656)	—
Net cash used in investing activities	(9,370,081)	(11,258,479)

Cash flows from financing activities:
Payments on lease obligations - financing leases	(24,857)	(30,852)
Exercise of warrants	—	9,720,000
Exercise of share options	557,606	—
Proceeds from the sale of ordinary shares	155,200,007	69,750,000
Issuance costs in connection with ordinary shares	(7,497,852)	(4,115,843)
Proceeds from the sale of convertible preferred C shares	—	56,849,594
Issuance costs in connection with convertible preferred C shares	—	(690,475)
Payment of note payable	—	(1,442,009)
Net cash provided by financing activities	148,234,904	130,040,415

Net increase in cash, cash equivalents and restricted cash	158,909,720	59,894,066
Effect of exchange rate changes on cash	243,489	(362,529)
Cash, cash equivalents and restricted cash at beginning of year	68,203,551	8,672,014
Cash, cash equivalents and restricted cash at end of year	$227,356,760	$68,203,551

Supplemental disclosure of non-cash transactions:
Fixed asset acquisition included in accounts payable and accrued expenses at end of year	$1,519,454	$293,051
Lease obligations for right-of-use asset	$23,324,609	$—
Reclassification of property and equipment to right-of-use asset	$7,409,789	$—
Issuance of shares in connection with payables	$421,500	$1,356,129
Conversion of convertible preferred C shares into ordinary shares	$—	$120,520,391
Reclassification of warrant liability upon exercise of warrants	$—	$4,194,408
Issuance costs in connection with sale of ordinary shares in accounts payable and accrued expenses at end of year	$—	$441,779
Asset retirement obligations in connection with a lease	$1,501,290	$(29,804)
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,462	$34,546

See Notes to Consolidated Financial Statements

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Principal Business Activity

The Company

MeiraGTx Holdings plc and subsidiaries (the “Company” or “Meira Holdings”), an exempted company incorporated under the laws of the Cayman Islands, is a vertically integrated, clinical stage gene therapy company with six programs in clinical development and a broad pipeline of preclinical and research programs. The Company has core capabilities in viral vector design and optimization and gene therapy manufacturing, as well as a potentially transformative gene regulation technology. Led by an experienced management team, the Company has taken a portfolio approach by licensing, acquiring and developing technologies that give depth across both product candidates and indications. The Company’s initial focus is on three distinct areas of unmet medical need: inherited retinal diseases, neurodegenerative diseases and severe forms of xerostomia. Though initially focusing on the eye, central nervous system and salivary gland, the Company intends to expand its focus in the future to develop additional gene therapy treatments for patients suffering from a range of serious diseases. The Company also owns and operates a current good manufacturing practices, or cGMP, multi-product, multi-viral vector manufacturing facility in London, United Kingdom (“UK”), which includes fill and finish capabilities and can supply the Company’s clinical and potential commercial material.

Reorganization and Initial Public Offering

The Company commenced operations as MeiraGTx Limited, a private limited company incorporated under the laws of England and Wales in 2015. On June 7, 2018, in connection with its initial public offering (the “IPO”), the Company acquired all the issued and outstanding ordinary shares of MeiraGTx Limited pursuant to a series of reorganization transactions.  The Company refers to these events in these notes as the “Reorganization Transactions.”  In the IPO, the Company sold 5,000,000 ordinary shares (“Ordinary Shares”) at a public offering price of $15.00 per share, and received $65.2 million in net proceeds, after deducting underwriting discounts and commissions and offering expenses.

Acquisition

On October 17, 2019, the Company acquired 100% of the outstanding equity of Arthrogen B.V. (“Arthrogen”).  Arthrogen is a biopharmaceutical company developing gene therapy for different indications, using viral mediated gene transfer. Arthrogen specializes in the development of viral gene therapy vectors, in particular adeno-associated virus (AAV-) based therapeutics. The acquisition of Arthrogen is part of the Company’s continuing efforts to expand its focus to develop additional gene therapy treatments for patients suffering from a range of serious diseases. (See Note 3 for additional information).

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

Liquidity

The Company has not yet achieved profitable operations. There is no assurance that profitable operations, if ever achieved, could be sustained on a continuing basis. In addition, development activities, clinical and preclinical testing, and commercialization of the Company’s product candidates will require significant additional financing. The Company’s accumulated deficit at December 31, 2019 totaled $203,035,952, and management expects to incur

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

substantial losses in future periods. The success of the Company is subject to certain risks and uncertainties, including among others, uncertainty of product development; competition in the Company’s field of use; uncertainty of capital availability; uncertainty in the Company’s ability to enter into agreements with collaborative partners; dependence on third parties; and dependence on key personnel. For the year ended December 31, 2019, the Company generated $20,044,897 of positive cash flows from operations.  However, prior to the year ended December 31, 2019, the Company had not generated positive cash flows from operations. There are no assurances that the Company will be successful in obtaining an adequate level of financing for the development and commercialization of its product candidates.

As of December 31, 2019, the Company had cash,  cash equivalents and restricted cash in the amount of $227,356,760, which consisted of depository accounts. On January 30, 2019, the Company entered into a collaboration, option and license agreement with Janssen Pharmaceuticals, Inc. (“Janssen”), one of the Janssen Pharmaceuticals Companies of Johnson & Johnson (the “Collaboration Agreement”), for the research, development and commercialization of gene therapies for the treatment of inherited retinal diseases (“IRD”). Under the terms of the Collaboration Agreement, the Company received an upfront payment of $100,000,000. The Company will also receive funding for certain research, manufacturing, clinical development and commercialization costs, potential additional milestone payments upon the achievement of such milestones and royalties on future net sales of products. The Company estimates that its cash,  cash equivalents and restricted cash on hand at December 31, 2019 will be sufficient to cover its expenses for at least the next twelve months from the date of issuance of these consolidated financial statements.

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

2.    Summary of Significant Accounting Policies

Consolidation

The accompanying consolidated financial statements include the accounts of Meira Holdings and its wholly owned subsidiaries:

MeiraGTx Limited, a limited company under the laws of England and Wales (“Meira Limited”);

MeiraGTx, LLC, a Delaware corporation (“Meira LLC”);

MeiraGTx UK II Limited, (“Meira UK II”), a limited company under the laws of England and Wales;

Arthrogen, B.V., a Netherlands corporation (“Arthrogen”);

BRI-Alzan, Inc., a Delaware corporation (“BRI-Alzan”);

MeiraGTx B.V., a Netherlands corporation (“Meira BV”);

MeiraGTx Neurosciences, Inc. a Delaware corporation (“Meira Neuro”); and

MeiraGTx UK Limited (“Meira UK”), a limited company under the laws of England and Wales.

All intercompany balances and transactions between the consolidated companies have been eliminated in consolidation.

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Use of Estimates

Management considers many factors in selecting appropriate financial accounting policies and controls, and in developing the estimates and assumptions that are used in the preparation of these consolidated financial statements. Management must apply significant judgment in this process. In addition, other factors may affect estimates, including expected business and operational changes, sensitivity and volatility associated with the assumptions used in developing estimates, and whether historical trends are expected to be representative of future trends. The estimation process often may yield a range of potentially reasonable estimates of the ultimate future outcomes and management must select an amount that falls within that range of reasonable estimates. This process may result in actual results differing materially from those estimated amounts used in the preparation of the financial statements if these results differ from historical experience, or other assumptions do not turn out to be substantially accurate, even if such assumptions are reasonable when made. In preparing these consolidated financial statements, management used significant estimates in the following areas, among others: collaboration revenue, the accounting for research and development costs, warrants, share-based compensation, leases and asset retirement obligations.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with an original maturity of 90 days or less at the time of purchase to be cash equivalents.  Cash and cash equivalents consist of checking and money market accounts that are readily convertible into cash.

Financial Instruments

The carrying value of accounts receivable-related party, tax incentive receivable, other current assets, and accounts payable reported in the consolidated balance sheets equal or approximate fair value due to their short maturities.

Tax Incentive Receivable

Meira UK II is eligible to participate in a UK research and development tax incentive programs under which it is eligible to receive a cash refund from Her Majesty’s Revenue & Customs (“HMRC”) for a percentage of the qualified research and development costs expended by Meira UK II under the small and medium sized enterprises (“SME”) program and the research and development expenditures credit (“RDEC”) program. The SME cash refund is available to companies with less than 500 employee and annual aggregate revenue of less than 100.0 million euro or total aggregate assets less than 86.0 million euro during the reimbursable period. The Company’s estimate of the amount of cash refund it expects to receive related to the SME and RDEC programs is included in tax incentive receivable in the accompanying consolidated balance sheets and such amounts are recorded as a reduction of research and development expense in the statements of operations. During the years ended December 31, 2019 and 2018, the Company recorded reductions to research and development expenses of $12.0 million and $3.5 million, respectively.

In addition, Meira UK II incurs Value Added Tax (“VAT”) on services provided by UK vendors, which it is entitled to reclaim. The Company’s estimate of the amount of cash refund it expects to receive related to VAT was $1.8 million and $1.1 million as of December 31, 2019 and 2018, respectively, which is included in other current assets in the accompanying consolidated balance sheet.

Fair Value Measurements

Fair value is defined as the price that would be received upon sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date and in the principal or most advantageous market for that asset or liability. The fair value should be calculated based on assumptions that market

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

participants would use in pricing the asset or liability, not on assumptions specific to the entity. In addition, the fair value of liabilities should include consideration of non-performance risk including the Company’s own credit risk.

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

The table below represents the values of the Company's financial assets and liabilities that are required to be measured at fair value on a recurring basis:

	Fair Value Measurement Using:
		Significant	Significant Other	Significant
	December 31,	Observable Inputs	Observable Inputs	Unobservable
Description	2019	(Level 1)	(Level 2)	(Level 3)
Restricted cash	$123,376	$123,376	$—	$—
Asset retirement obligations	$1,654,755	$—	$—	$1,654,755

	Fair Value Measurement Using:
		Significant	Significant Other	Significant
	December 31,	Observable Inputs	Observable Inputs	Unobservable
Description	2018	(Level 1)	(Level 2)	(Level 3)
Restricted cash	$123,376	$123,376	$—	$—
Asset retirement obligations	$128,119	$—	$—	$128,119

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below represents a summary of the changes in fair value of the Company’s Level 3 valuations from January 1, 2018 to December 31, 2019:

		Asset Retirement
	Warrant Liabilities	Obligations	Total
Balance as of January 1, 2018	$2,679,633	$178,419	$2,858,052
Change in fair value	1,514,775	(99,090)	1,415,685
Exercise of warrants	(4,194,408)	—	(4,194,408)
Additional asset retirement obligations during the period	—	69,286	69,286
Amortization of interest	—	(38,301)	(38,301)
Effects of exchange rate	—	17,805	17,805
Balance as of December 31, 2018	$—	$128,119	$128,119
Additional asset retirement obligations during the period	—	1,270,262	1,270,262
Amortization of interest	—	20,621	20,621
Change in fair value	—	255,999	255,999
Effects of exchange rate	—	(20,247)	(20,247)
Balance as of December 31, 2019	$—	$1,654,755	$1,654,755

The warrants were classified as liabilities because the underlying convertible preferred C shares (“Preferred Shares”) had a redemption feature in the event of a change of control of the Company.  On June 5, 2018, the warrants were exercised at which time the warrant liability was determined to be $4,194,408, which represented the difference in the market value of the Preferred Shares and the exercise price of the warrants.  This resulted in an increase of the warrant liability in the amount of $1,514,775 for the period prior to exercise on June 5, 2018.  The related warrant liability of $4,194,408 was reclassified as Capital in Excess of Par Value upon exercise.

The fair values of the warrants were estimated using the Black-Scholes valuation model with the following assumptions:

	June 4, 2018	December 31, 2017
Risk-free interest rate	1.77%	1.72%
Expected volatility	80%	80%
Expected dividend yield	0	0
Expected life	1 day	9 months

For the unobservable inputs for the warrants, the expected volatility was determined at each measurement date by taking an average of the volatility of other publicly-traded peer biotechnology companies. The expected life was determined at each measurement date based upon the Company’s estimate of the time until the Company had a conversion event, which occurred on June 5, 2018.

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

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The estimated useful lives of the asset categories are as follows:

Asset Category	Useful Lives
Computer and office equipment	3 years
Laboratory equipment	5 years
Manufacturing equipment	7 years
Furniture and fixtures	5 years
Leasehold improvements	lesser of useful life or remaining term of lease

Expenditures for leasehold improvements are capitalized, and expenditures for maintenance and repairs are expensed to operations as incurred.

ASC Topic 360, Property, Plant and Equipment, addresses the financial accounting and reporting for impairment or disposal of long-lived assets. The Company reviews the recorded values of long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of an asset or group of assets may not be fully recoverable. The Company recorded no material impairment charges in 2019 or 2018.

Leases

The Company accounts for leases in accordance with ASC 842. The Company determines if an arrangement is a lease at contract inception. A lease exists when a contract conveys the right to control the use of identified property, plant, or equipment for a period of time in exchange for consideration. The definition of a lease embodies two conditions: (1) there is an identified asset in the contract that is land or a depreciable asset (i.e., property, plant, and equipment), and (2) the Company has the right to control the use of the identified asset. The Company accounts for the lease and non-lease components as a single lease component.

From time to time the Company enters into direct financing lease arrangements that include a lessee obligation to purchase the leased asset at the end of the lease term, a bargain purchase option, or provides for minimum lease payments with a present value of 90% or more of the fair value of the leased asset at the date of lease inception.

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Operating leases where the Company is the lessee are included in right-of-use (“ROU”) assets and lease obligations are included on the Company’s consolidated balance sheets. The lease obligations are initially and subsequently measured at the present value of the unpaid lease payments at the lease commencement date and subsequent reporting periods.

Finance leases where the Company is the lessee are included in ROU assets and lease obligations on the Company’s consolidated balance sheets. The lease obligations are initially measured in the same manner as for operating leases and are subsequently measured at amortized cost using the effective interest method.

Key estimates and judgments include how the Company determined (1) the discount rate used to discount the unpaid lease payments to present value, (2) lease term and (3) lease payments.

ASC 842 requires a lessee to discount its unpaid lease payments using the interest rate implicit in the lease or, if that rate cannot be readily determined, its incremental borrowing rate. As most of the Company’s leases where it is the lessee do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The Company’s incremental borrowing rate for a lease is the rate of interest it would have to pay on a collateralized basis to borrow an amount equal to the lease payments under similar terms. The Company uses the implicit rate when readily determinable.

The lease term for all of the Company’s leases includes the non-cancellable period of the lease plus any additional periods covered by either a lessee option to extend (or not to terminate) the lease that is reasonably certain to be exercised, or an option to extend (or not to terminate) the lease controlled by the lessor.

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

For finance leases, the ROU asset is subsequently amortized using the straight-line method from the lease commencement date to the earlier of the end of its useful life or the end of the lease term unless the lease transfers ownership of the underlying asset, or the Company is reasonably certain to exercise an option to purchase the underlying asset. In those cases, the ROU asset is amortized over the useful life of the underlying asset. Amortization of the ROU asset is recognized and presented separately from interest expense on the lease liability.

The Company has elected not to recognize ROU assets and lease liabilities for all short-term leases that have a lease term of 12 months or less at lease commencement. Lease payments associated with short-term leases are recognized as an expense on a straight-line basis over the lease term.

The Company adopted ASU 2016-02 using a modified retrospective transition approach as of the effective date as permitted by the amendments in ASU 2018-11, which provides an alternative modified retrospective transition method. As a result, the Company was not required to adjust its comparative period financial information for effects of the standard or make the new required lease disclosures for periods before the date of adoption (i.e. January 1, 2019). The Company has elected to adopt the package of transition practical expedients and, therefore, have not reassessed (1) whether existing or expired contracts contain a lease, (2) lease classification for existing or expired leases or (3) the accounting for initial direct costs that were previously capitalized. The Company did not elect the practical expedient to use hindsight for leases existing at the adoption date. Further, the Company does not expect the amendments in ASU 2018-01: Land Easement Practical Expedient to have an effect because the Company does not enter into land easement arrangements.

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Asset Retirement Obligations

Accounting for asset retirement obligations requires legal obligations associated with the retirement of long-lived assets to be recognized at fair value when incurred and capitalized as part of the related long-lived asset.  In the absence of quoted market prices, the Company estimates the fair value of its asset retirement obligations using Level 3 present value techniques, in which estimates of future cash flows associated with retirement activities are discounted using a credit-adjusted risk-free rate of 8%.  Asset retirement obligations currently reported on the Company’s consolidated balance sheets were measured during a period of historically low interest rates.  The impact on measurements of new asset retirement obligations using different rates in the future may be significant.

Preferred Shares

The Preferred Shares were not redeemable, except in the event of a change of control which was outside the control of the Company and required shareholder approval.   The redemption value of the Preferred Shares upon a change in control was equal to its liquidation value described below.

The Company accounted for its Preferred Shares under the requirements of ASC 480, Distinguishing Liabilities from Equity, which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The carrying value of the Preferred Shares was presented as temporary equity and was increased by periodic accretions so that the carrying amount would equal the redemption amount at the estimated date that the Preferred Shares would be converted into Ordinary Shares. These increases are affected through charges against additional paid-in capital, to the extent it is available, or accumulated deficit. For all Preferred Shares issuances, the difference between the amount invested by the holders of the Preferred Shares, net of issuance costs and the initial fair value of warrants issued in connection with the Preferred Shares (if applicable), and the liquidation value of the Preferred Shares was recorded as accretion over the estimated life of the Preferred Shares.  The accretion was added to net loss to arrive at the net loss attributable to ordinary shareholders in the calculation of loss per ordinary share.

Share-Based Compensation Expense

Options

The Company grants share options to employees, non-employee members of the Company’s board of directors and non-employee consultants as compensation for services performed. Employee and non-employee members of the board of directors’ awards of share-based compensation are accounted for in accordance with ASC 718, Compensation - Stock Compensation, or ASC 718. ASC 718 requires all share-based payments to employees and non-employee directors, including grants of share options, to be recognized in the consolidated statement of operations and comprehensive loss based on their grant date fair values. The grant date fair value of share options is estimated using the Black-Scholes option valuation model.

Using this model, fair value is calculated based on assumptions with respect to (i) the fair value of the Company’s Ordinary Shares on the grant date; (ii) expected volatility of the Company’s Ordinary Share price, (iii) the periods of time over which the optionees are expected to hold their options prior to exercise (expected term), (iv) expected dividend yield on the Company’s Ordinary Shares, and (v) risk-free interest rates.

As there had been no public market for the Company’s Ordinary Shares until the Company’s IPO on June 7, 2018, the estimated fair value of the Ordinary Shares until that time had been determined by the Company’s board of directors as of the date of each option grant, with input from management, considering the most recently available third-party valuations of Ordinary Shares and the board of directors’ assessment of additional objective and subjective factors that it believed were relevant and which may have changed from the date of the most recent valuation through the date of the grant.  The assumptions underlying these valuations represented management’s

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

best estimate, which involved inherent uncertainties and the application of management’s judgment. As a result, if the Company had used different assumptions or estimates, the fair value of its Ordinary Shares and its share-based compensation expense could have been materially different.

The fair value of Ordinary Shares after the Company’s IPO was determined based upon the closing share price on the date of grant.

Since the Company’s Ordinary Shares had not been traded on a public exchange prior to the Company’s IPO and have only been traded on a public exchange for a short period of time since the Company’s IPO, the Company believes that it does not have sufficient company-specific information available to determine the expected term based on its historical data. As a result, the expected term of share options granted to the optionees is determined using the average of the vesting period and contractual life of the option, an accepted method for the Company’s option grants under the Securities and Exchange Commission’s (“SEC”) Staff Accounting Bulletin No. 107 and No. 110, Share-Based Payment.

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

Refer to the discussion in Note 10 for further information related to the accounting for the Collaboration Agreement.

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Amounts received prior to satisfying the revenue recognition criteria are recognized as deferred revenue in the Company’s consolidated balance sheet. Amounts expected to be recognized as revenue within the 12 months following the balance sheet date are classified as deferred revenue – related party, current. Amounts not expected to be recognized as revenue within the 12 months following the balance sheet date are classified as deferred revenue – related party.

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

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Research and Development Services: The Company is incurring research and development costs, with Janssen responsible for up to 100% of the costs, depending on the type of research and development services being performed. The Company records costs associated with the development activities as research and development expenses in the consolidated statement of operations and comprehensive loss consistent with ASC 730, Research and Development. The reimbursement of the research and development costs by Janssen is representative of the joint risk sharing nature of the arrangement. The Company considered the guidance in ASC 808 and recognizes the payments received from Janssen as a reduction to research and development expense when the related costs are incurred.

Research and Development

Research and development costs are charged to expense as incurred. These costs include, but are not limited to, employee-related expenses, including salaries, benefits and travel of the Company’s research and development personnel; expenses incurred under agreements with contract research organizations and investigative sites that conduct clinical and preclinical studies and for the drug product for the clinical studies and preclinical activities; facilities; supplies; rent, insurance, certain legal fees, share-based compensation, depreciation, other costs associated with clinical and preclinical activities and regulatory operations and acquisition of in-process research and development write-offs.  Research funding under collaboration agreements and refundable research and development credits / tax credits are recorded as an offset to these costs.

Costs for certain development activities, such as Company funded outside research programs, are recognized based on an evaluation of the progress to completion of specific tasks with respect to their actual costs incurred. Payments for these activities are based on the terms of the individual arrangements, which may differ from the pattern of costs incurred, and are reflected in the consolidated financial statements as prepaid or accrued research and development expenses, as the case may be.

Foreign Currencies

The Company’s consolidated financial statements are presented in U.S. dollars, the reporting currency of the Company. The financial position and results of operations of Meira UK II, Arthrogen and Meira B.V. are measured using the foreign subsidiaries’ local currency as the functional currency. Meira UK II’s cash accounts holding U.S. dollars are remeasured based upon the exchange rate at the date of remeasurement with the resulting gain or loss included in the consolidated statements of operations and comprehensive loss.  Expenses of such subsidiaries have been translated into U.S. dollars at average exchange rates prevailing during the period. Assets and liabilities have been translated at the rates of exchange on the consolidated balance sheet dates. The resulting translation gain and loss adjustments are recorded directly as a separate component of shareholders' equity and as other comprehensive loss on the consolidated statements of operations and comprehensive loss.

Income Taxes

Income taxes are recorded in accordance with ASC Topic 740, Income Taxes, or ASC 740, which provides for deferred taxes using an asset and liability approach. The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

reverse. Realization of net deferred tax assets is dependent on future taxable income. Valuation allowances are provided, if based upon the weight of available evidence, it is more likely than not that some, or all, of the deferred tax assets will not be realized. Realization of net deferred tax assets is dependent on future taxable income (see Note 10).

The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. As of December 31, 2019 and 2018, the Company does not have any significant uncertain tax positions.

The Company is required to estimate income taxes in each of the jurisdictions in which it operates.

The Company's reserves related to taxes are based on a determination of whether and how much of a tax benefit taken by the Company in its tax filings or positions is more likely than not to be realized. As of December 31, 2019, the Company had no unrecognized tax benefits or related interest and penalties accrued.

Net Loss per Ordinary Share

Basic net loss per Ordinary Share is computed by dividing net loss by the weighted average number of shares of the Company’s Ordinary Shares assumed to be outstanding during the period of computation. Diluted net loss per ordinary share is computed similar to basic net loss per share except that the denominator is increased to include the number of additional Ordinary Shares that would have been outstanding if the Ordinary Share equivalents had been issued at the beginning of the year and if the additional Ordinary Shares were dilutive (treasury stock method) or the two-class method, whichever is more dilutive. For all periods presented, basic and diluted net loss per Ordinary Share are the same as any additional Ordinary Share equivalents would be anti-dilutive.

The following securities are considered to be Ordinary Share equivalents, but were not included in the computation of diluted net loss per Ordinary Share because to do so would have been anti-dilutive:

	December 31,	December 31,
	2019	2018
Restricted Ordinary Shares subject to forfeiture	217,726	653,174
Share options	3,645,360	3,262,365
	3,863,086	3,915,539

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

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes non-current assets by geographical area:

	December 31,	December 31,
	2019	2018
United States	$14,354,792	$454,568
United Kingdom	39,476,700	21,788,130
Netherlands	1,076,286	—
	$54,907,778	$22,242,698

Accounting Pronouncements Recently Adopted

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASC 842” or “ASU 2016-02”). The amended guidance requires lessees to recognize lease liabilities and ROU assets on the balance sheet for all leases with initial terms longer than 12 months and provides enhanced disclosures on key information of leasing arrangements. In July 2018, further amendments were issued to clarify how to apply certain aspects of the amended lease guidance and to address certain implementation issues. The amended guidance was effective for the Company commencing on January 1, 2019. The adoption of the amended guidance materially affected the Company’s consolidated balance sheet and the primary impact was the recognition of minimum commitments at present value of the Company’s noncancelable operating leases as lease liabilities and corresponding ROU assets. In July 2018, the FASB issued ASU No. 2018-10, which provided narrow amendments to ASU 2016-02 to clarify how to apply the rate implicit in the lease, impairment of the net investment in the lease, lessee reassessment of lease classification, variable payments that depend on an index or rate and certain transition adjustments. In July 2018, the FASB also issued ASU No. 2018-11, which provides targeted improvements to ASU 2016-02 to provide entities the transition option to not apply the standard in the comparative periods presented in the year of adoption. The Company adopted the new standards effective January 1, 2019 using the modified retrospective transition method using the package of practical expedients and a discount rate of 8%, and elected to not apply the standard in the comparative periods presented in the year of adoption. Upon implementation, the Company recorded a ROU asset of $10,836,319, which included a reclassification from property and equipment of a fully paid lease entered into in 2018 in the amount of $7,409,789, and a corresponding lease obligation of $3,716,336.

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

On July 1, 2018, the Company early adopted ASU 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU No. 2018-07”) which simplifies the accounting for share-based payments granted to nonemployees for goods and services. The ASU supersedes ASC 505-50 and expands the scope of ASC 718 to include all share-based payment arrangements related to the acquisition of goods and services from both nonemployees and employees.  The adoption of ASU No. 2018-17 did not have a material effect on the consolidated financial statements.

In July 2019, the FASB issued ASU 2019-07, Codification Updates to SEC Sections - Amendments to SEC Paragraphs Pursuant to SEC Final Rule Releases No. 33-10532, Disclosure Update and Simplification, and Nos. 33-10231 and 33-10442, Investment Company Reporting Modernization and Miscellaneous Updates (SEC Update). ASU 2019-07 clarifies or improves the disclosure and presentation requirements of a variety of codification topics by aligning them with the SEC’s regulations, thereby eliminating redundancies and making the codification easier to apply. ASU 2019-07 became effective upon issuance and the adoption of ASU 2019-07, which is applied prospectively, did not have an impact on the Company’s current financial statements.

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recent Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which adds a new Topic 326 to the Codification and removes the thresholds that companies apply to measure credit losses on financial instruments measured at amortized cost, such as loans, receivables, and held-to-maturity debt securities. Under current GAAP, companies generally recognize credit losses when it is probable that the loss has been incurred. The revised guidance will remove all recognition thresholds and will require companies to recognize an allowance for credit losses for the difference between the amortized cost basis of a financial instrument and the amount of amortized cost that the company expects to collect over the instrument’s contractual life. ASU 2016-13 also amends the credit loss measurement guidance for available-for-sale debt securities and beneficial interests in securitized financial assets. The guidance is applicable for fiscal years beginning after December 15, 2019 and interim periods within those years, however, the FASB extended the effective date for smaller reporting companies to fiscal years beginning after December 15, 2022. The Company is currently evaluating the potential impact of the adoption of this standard on its related disclosures.

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

In August 2018, the FASB issued ASU No. 2018-15, Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract.  ASU 2018-15 requires that certain implementation costs incurred in a cloud computing arrangement be deferred and recognized over the term of the arrangement. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, and early adoption is permitted. The Company is currently evaluating the potential impact of the adoption of this standard on its results of operations, financial position and cash flows and related disclosures.

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

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740) – Simplifying the Accounting for Income Taxes.  ASU 2019-12 simplifies the accounting for income taxes by removing exceptions within the general principles of Topic 740 regarding the calculation of deferred tax liabilities, the incremental approach for intraperiod tax allocation, and calculating income taxes in an interim period.  In addition, the ASU adds clarifications to the accounting for franchise tax (or similar tax), which is partially based on income, evaluating tax basis of goodwill recognized from a business combination and reflecting the effect of any enacted changes in tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date.  The ASU is effective for fiscal year beginning after December 15, 2020, and will be applied either retrospectively or prospectively based upon the applicable amendments.  Early adoption is permitted.  The Company has elected to adopt this ASU as of January 1, 2020 on a prospective basis.  The Company does not believe that this new guidance will have a material impact on its condolidate financial statements and related disclosures.

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.    Acquisitions

Arthrogen B.V.

On October 17, 2019, the Company acquired 100% of the outstanding equity of Arthrogen, a biopharmaceutical company developing gene therapy for different indications, using viral mediated gene transfer. Arthrogen specializes in the development of viral gene therapy vectors, in particular adeno-associated virus (AAV-) based therapeutics. The acquisition of Arthrogen is part of the Company’s continuing efforts to expand its focus to develop additional gene therapy treatments for patients suffering from a range of serious diseases.

The purchase price consideration was €500,000, or approximately $558,335 and the Company utilized cash on hand.  The Company incurred €94,692, or approximately $105,740 in acquisition related costs that were expensed immediately and recorded within general and administrative expenses within the Company’s consolidated statement of operations  and comprehensive loss.

At the time of acquisition, the net assets acquired were comprised of cash and working capital and were recorded at their respective acquisition date fair values. The excess purchase price over the net tangible assets was ascribed to in-process research and development. The acquisition was not significant to the Company’s consolidated financial statements; therefore, pro forma results of the operations related to this business acquisition for the year ended December 31, 2019 have not been presented. The immaterial results of Arthrogen’s operations since October 17, 2019 have been included in the Company’s consolidated financial statements.

Vector Neurosciences

On October 5, 2018, the Company entered into an agreement to acquire Vector Neurosciences Inc. (“Vector”) pursuant to an Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, Vector, VN Acquisition, Inc., a wholly-owned subsidiary of the Company (“Merger Sub 1”), VN Acquisition 2, Inc., a wholly-owned subsidiary of the Company (“Merger Sub 2”), the Vector stockholders named therein and the Vector stockholder representative, pursuant to which Merger Sub 1 was merged with and into Vector, with Vector being the surviving corporation (“Merger 1”) and, immediately following Merger 1, Vector was merged with and into Merger Sub 2, with Merger Sub 2 being the surviving corporation (together with Merger 1, the “Merger”). As a result of the Merger, Vector is a wholly-owned subsidiary of the Company. The merger consideration to Vector’s stockholders consisted of 225,000 shares of the Company’s Ordinary Shares as initial merger consideration, consisting of 202,500 shares which were issued at the closing of the Merger and an additional 22,500 shares to be issued 18 months following the closing, subject to any indemnification claims under the Merger Agreement (See Note 9).

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

The Company determined this transaction represented an asset acquisition as substantially all of the value was in the intellectual property as defined by ASC 805, Business Combinations (“ASC 805”). The asset acquisition of in-process research and development was recorded at a fair value of $2,990,250 as of October 5, 2018. The acquired in-process research and development was immediately charged to research and development expense in the consolidated statement of operations and comprehensive loss as of the acquisition date since the Company determined that there was no additional alternative use of these assets.  Additionally, under ASC 805, the Company determined that as of the acquisition date and as of December 31, 2019, the contingent milestone payments in the

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

aggregate amount of $21,000,000, and royalty payments have not been resolved and therefore have not been recorded as liability.

4.    Prepaid Expenses

Prepaid expenses at December 31, 2019 and 2018 consist of the following:

	December 31,	December 31,
	2019	2018
Insurance	$1,758,915	$623,314
Clinical Trial Costs	1,609,166	373,723
Research and Development	239,161	352,658
Dues and License Fees	264,123	169,073
Rent	183,952	88,784
Other	408,768	330,233
	$4,464,085	$1,937,785

5.    Property, Plant and Equipment, net

Property, plant and equipment, net at December 31, 2019 and 2018 consist of the following:

	December 31,	December 31,
	2019	2018
Leasehold Improvements	$17,557,316	$11,652,055
Capitalized Leasehold Interest	—	7,150,611
Manufacturing Equipment	5,647,484	3,779,950
Laboratory Equipment	3,700,632	1,485,544
Computer and Office Equipment	1,066,984	334,525
Furniture & Fixtures	441,101	88,660
	28,413,517	24,491,345
Less: Accumulated depreciation	(4,555,409)	(2,477,108)
	$23,858,108	$22,014,237

On January 1, 2019, in accordance with ASU 842, the Company reclassified the capitalized leasehold interest as a ROU Asset.

In connection with six leases, the Company has determined that it has an asset retirement obligation in the aggregate amount of $3,736,404 at the end of certain of its leases. The Company discounted the asset retirement obligations using an 8% discount rate and recorded an asset retirement obligation in the aggregate amount of $1,643,794, which is included in leasehold improvements and is being depreciated over the term of the respective leases.

Capitalized leases in the amount of $95,880 are included in computer and office equipment at December 31, 2019 and 2018,  with accumulated depreciation of $95,880 and $69,912 at December 31, 2019 and 2018, respectively.

Depreciation expense was $2,238,560 and $2,053,220 for the years ended December 31, 2019 and 2018 respectively.

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.    Accrued Expenses

Accrued expenses at December 31, 2019 and 2018 were comprised of the following:

	December 31,	December 31,
	2019	2018
Compensation and Benefits	$6,850,335	$5,731,438
Clinical Trial Costs	7,788,077	4,013,094
Professional Fees	486,743	914,540
Consulting	1,247,989	821,009
Rent	283,876	122,770
Fixed Assets	1,108,362	—
Other	318,375	388,846
	$18,083,757	$11,991,697

7.    Notes Payable

On October 26, 2017, in connection with an amendment and termination of a lease, the Company issued a promissory note in the amount of $1,442,009 to ARE, the landlord and also a related party (see Note 11).  The note bore interest at the rate of 5% per year and was due on December 31, 2018.  However, if the Company had sufficient liquidity, as defined in the note, then the note, including accrued interest, would become due and payable at that time.  In accordance with the sufficient liquidity provision, the Company repaid the note, plus accrued interest, in the amount of $1,472,433 during the year ended December 31, 2018.  The Company recorded interest expense in the consolidated statements of operations and comprehensive loss in connection with the note in the amount of $17,386 for the year ended December 31, 2018.

8.   Share-Based Compensation

Equity Incentive Plans

The Company’s 2018 Incentive Award Plan and 2016 Equity Incentive Plan (collectively, the “Plans”), were adopted by the Company’s board of directors and shareholders. Under the Plans, the Company has granted share options to selected officers, employees and non-employee consultants. The Company’s board of directors or a committee thereof administers the Plans. Options granted under the Plans have a maximum contractual term of ten years. Options granted generally vest 25% on the first anniversary of the date of grant and the balance ratably over the next 36 months. Options granted to directors when they join the board generally vest in 36 equal monthly installments following the date of grant, and annual options granted to directors generally vest on the earlier of the first anniversary of the date of grant or the day before the Company’s annual meeting of shareholders. Upon the adoption of the 2018 Incentive Award Plan, the Company ceased issuing awards under the 2016 Equity Incentive Plan. Under the 2018 Incentive Award Plan the Company initially reserved up to 4,150,461 shares for issuance, of which, 1,877,611 shares remain available for future issuance as of December 31, 2019. The number of shares available for issuance under the 2018 Incentive Award Plan will be increased by an annual increase on January 1 of each calendar year beginning in 2019 and ending in and including 2028, equal to the lesser of (A) 4% of the Ordinary Shares outstanding on the final day of the immediately preceding calendar year and (B) a smaller number of shares determined by the Company's board of directors. In January 2020, the number of shares available for issuance under the 2018 Incentive Award Plan increased by 1,470,421 shares. Also, in January 2020, the Company's board of directors authorized the issuance of 505,000 restricted stock units to certain executives and up to 1,117,000 options to all other employees and consultants, in each case, under the 2018 Incentive Award Plan.

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the Company’s share option activity related to employees, non-employee members of the board of directors and non-employee consultants as of and for the years ended December 31, 2019 and 2018 is as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining
	Number of	Exercise	Contractual
	Options	Price	Life (years)
Outstanding at December 31, 2017	938,637	$5.12
Granted	2,326,285	8.63
Exercised	—	—
Expired	—	—
Forfeited	(10,557)	(5.51)
Outstanding at December 31, 2018	3,254,365	7.64	9.24
Granted	3,645,360	17.94
Exercised	—	—
Expired	3,254,365	—
Forfeited	—	—
Outstanding at December 31, 2019	10,154,090	$9.31	8.45
Options exercisable at December 31, 2019	1,437,281	$7.30	7.89
Aggregate intrinsic value of options outstanding as of December 31, 2019	$39,261,423
Aggregate intrinsic value of options exercisable as of December 31, 2019	$18,278,490

The total fair value of options vested during the years ended December 31, 2019 and 2018 was $6,098,621 and $1,387,607, respectively.

The grant date fair values of the share options granted were estimated using the Black-Scholes option valuation model with the following ranges of assumptions (see Note 2):

	2019	2018
Risk-free interest rate	1.76 - 2.55%	2.32% - 2.84%
Expected volatility	90%	90%
Expected dividend yield	0%	0%
Expected life (in years)	5.5 - 6.1	5.5 - 9.5

The weighted average grant date fair value of options granted during the years ended December 31, 2019 and 2018 was $13.79 and $6.53, respectively.

As of December 31, 2019, the total compensation expense relating to unvested options granted that had not yet been recognized was $16,398,970, which is expected to be realized over a period of 4.0 years. The Company will issue shares upon exercise of options from Ordinary Shares reserved under the Plans.

Restricted Ordinary Shares

In 2015, in connection with certain service and consulting agreements, certain employees and a consultant were awarded an aggregate of 867,935 restricted Ordinary Shares of the Company.  Such shares were subject to forfeiture over a three-year service period.  The shares granted to the consultant and employees were valued at $7.72 and $7.76 per share, respectively, and were included in research and development expenses in the consolidated statements of operations and comprehensive loss over the requisite service period.  As of December 31, 2019, all such shares were no longer subject to forfeiture as the three-year service period has been completed.

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Total compensation expense in connection with the issuance of those restricted Ordinary Shares, in the amount of $15,982,670 and $20,141,876, of which $6,531,744 and $10,156,868 was share-based and $9,450,926 and $9,985,008 was paid in cash, was recorded as general and administrative expense during the years ended December 31, 2019 and 2018, respectively (See Note 12).

A summary of the restricted Ordinary Shares is as follows:

	Ordinary Shares	$ Value
Non-vested at December 31, 2017	105,913	$865,861
Issued during 2018	1,306,348	19,595,220
Vested during 2018	(759,087)	(10,663,471)
Non-vested at December 31, 2018	653,174	9,797,610
Vested during 2019	(435,448)	(6,531,720)
Non-vested at December 31, 2019	217,726	$3,265,890

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

On October 31, 2019, the Company issued 95,000 shares to a consultant in the amount of $1,372,750.

During the years ended December 31, 2019 and 2018 the Company recognized total share-based compensation expense in the accompanying consolidated statements of operations and comprehensive loss as follows:

	2019	2018
Research and development	$5,059,046	$3,372,054
General and administrative	10,869,924	14,511,500
Total share based compensation	$15,928,970	$17,883,554

The Company does not expect to realize any tax benefits from its share option activity or the recognition of share-based compensation expense because the Company currently has net operating losses and has a full valuation allowance against its deferred tax assets. Accordingly, no amounts related to excess tax benefits have been reported in cash flows from operations or cash flows from financing activities for the years ended December 31, 2019 and 2018.

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.  Ordinary Shares, Preferred Shares and Shareholders’ Deficit

Ordinary Share Issuances

2019

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

License Agreement

As discussed in Note 11, on March 21, 2019, the Company issued 158,832 ordinary shares in connection with a license agreement. In accordance with the license agreement, the cost basis of the shares was based on the closing share price on January 31, 2019.

Other Issuances

On July 7, 2019, the Company issued 19,807 shares to a vendor in the amount of $421,500.

On October 31, 2019, the Company issued 95,000 shares to a consultant in the amount of $1,372,750.

2018

As discussed in Note 13, on March 1, 2018, a funding milestone was met under the employment agreements for certain members of senior management. Accordingly, the employees were issued an aggregate of 550,162 fully vested Ordinary Shares.

In connection with the Company’s initial public offering, on June 7, 2018, the Company issued 5,000,000 Ordinary Shares at an offering price of $15.00 per share for gross proceeds of $75,000,000, excluding offering costs of $9,807,622.

Also, as discussed in Note 13, on June 7, 2018, upon the effectiveness of the Company’s Registration Statement, 1,306,348 restricted Ordinary Shares, which represented 5% of the fully-diluted outstanding shares of the Company as of such date, were issued to certain members of senior management in accordance with their employment

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

agreements. One-third of such shares vested immediately, with the balance vesting quarterly over the next eight quarters.

On October 5, 2018, in connection with an acquisition, the Company issued 202,500 Ordinary Shares with an additional 22,500 shares to be issued 18 months following the closing, subject to any indemnification claims under the merger agreement.

Preferred Shares

Issuances

2018

During the year ended December 31, 2018, the Company issued 5,425,124 Preferred Shares at an offering price of approximately $10.48 per share for gross proceeds of $56,849,611, excluding offering costs of $690,475.

Also, during the year ended December 31, 2018, the Company issued 129,419 Preferred Shares in lieu of payment of accounts payable in the aggregate amount $1,356,129 to certain vendors.

On March 15, 2018, the Company issued 13,360 Preferred Shares in connection with a license agreement.

On June 5, 2018, the Company issued 927,594 Preferred Shares in connection with the exercise of 3,600,000 warrants.

On June 7, 2018, upon effectiveness of the Company’s Registration Statement on Form S-1, all of the 11,501,432 outstanding Preferred Shares were automatically converted into 11,501,432 Ordinary Shares. In connection with the conversion of the Preferred Shares, $664,718 of unaccredited financing costs were fully accreted.

10.  Income Taxes

For the years ended December 31, 2019 and 2018, the Company recognized a tax benefit of $0 and $(474,391), respectively.

As of December 31, 2019, the Company had federal and state net operating loss (“NOL”) carryforwards which are available to reduce future taxable income of:

	Federal	State
United States	$27,552,418	27,493,036
United Kingdom	$107,287,003	—
Netherlands	$22,808,090	—

The U.S. federal and state NOL carry forwards incurred prior to January 1, 2018 in the amount of approximately $6.8 million and $6.7 million, respectively, will begin to expire in 2036. The U.S. NOL incurred after December 31, 2017 and the UK NOL will be indefinitely carried forward.  The Netherlands NOL’s expire after nine years from the date incurred.  Also, as of December 31, 2019, the Company had orphan drug and research and development credits in the U.S. in the amount of $2,391,137 which will begin to expire 2036.  The NOL carry forwards are subject to review and possible adjustment by the U.S., UK, Netherlands and state tax authorities. NOL carry forwards may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant shareholders, as defined under Sections 382 Internal Revenue Code, as well as CTA 2010 Part 14 under the UK tax rules. This could limit the amount of NOLs that the Company can utilize annually to offset future taxable income or tax liabilities. As of December 31, 2018, the Company had performed such an analysis and

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

determined that there were no limitations in the UK However, for U.S. purposes, the Company determined that a change of ownership occurred in November 2016.  The Company is still in the process of determining the annual limitation on losses that occurred prior to November 2016.  Subsequent ownership changes and proposed future changes to the UK (or U.S.) tax rules in respect of the utilization of losses carried forward may further affect the limitation in future years, if any. Additionally, the Company has begun a study on the completeness of the U.S. orphan drug and research and development credit.

The Company's pre tax earnings are as follows:

	December 31, 2019	December 31, 2018
United Kingdom	$(37,993,537)	$(73,359,978)
United States	(16,303,213)	(9,980,287)
Netherlands	(449,485)	—
	$(54,746,235)	$(83,340,265)

The Company is subject to the corporate tax rate in the UK as a limited UK corporation.

The following table summarizes a reconciliation of income tax benefit compared with the amounts at the UK statutory income tax rate:

	December 31, 2019		December 31, 2018
Statutory rate	(10,401,785)	19.00%	(15,834,650)	19.00%
Permanent differences - other	(411,651)	0.75%	1,438,934	(1.73)%
RTP and other adjustment	3,068,999	(5.61)%	387,509	(0.46)%
State and local rate, net of federal tax	(2,041,097)	3.73%	(1,159,522)	1.39%
U.K. Tax credit	1,278,072	(2.33)%	1,707,489	(2.05)%
U.S. Tax credit	(1,257,481)	2.30%	(436,250)	0.52%
Foreign tax rate differential	(347,301)	0.63%	(171,693)	0.21%
UK Rate change (17% at exxpected DTA turn)	362,092	(0.66)%	1,104,863	(1.33)%
US state rate change	—	0.00%	(6,496)	0.01%
Change in valuation allowance	9,750,153	(17.81)%	12,495,425	(14.99)%
Actual income tax benefit effective tax rate	—	0.00%	(474,391)	0.57%

The Expense/(Benefit) for income taxes from continuing operations consists of the following:

	December 31, 2019	December 31, 2018
Current Tax Expense/(Benefit)
United Kingdom	—	—
United States	—	—
Netherlands	—	—
Total Current	—	—
Deferred Tax Expense/(Benefit)
United Kingdom	(3,036,499)	(8,888,096)
United States	(6,631,936)	(3,606,275)
Netherlands	(81,718)	—
Total Deferred	(9,750,154)	(12,494,371)
Change in Valuation Allowance	9,750,154	12,019,980
Total Income Tax Expense/(Benefit)	—	(474,391)

Income tax (benefit) expense for each year is allocated to continuing operations, discontinued operations, extraordinary items, other comprehensive income, the cumulative effects of accounting changes, and other charges

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As the Company experienced a net loss from operations for the year ended December 31, 2018 and other comprehensive income from foreign currency translation adjustments, the Company allocated income tax expense against the components of other comprehensive income in 2018 using a 17% effective tax rate. Income tax benefit for the year ended December 31, 2018 includes a benefit $(474,391) due to the required intraperiod tax allocation. Conversely, other comprehensive income for the year ended December 31, 2018 includes income tax expense $474,391.

Deferred Tax Assets/(Liabilities)

	December 31, 2019
	Total	UK	US	Netherlands
Deferred Tax Assets:
Net operating loss carryforwards	$31,929,792	$18,238,791	$9,015,343	$4,675,658
Lease Liability	6,012,466	1,704,357	4,308,109	—
Other	2,581,842	485,724	2,108,121	(12,003)
R&D Credit	2,635,188	244,051	2,391,137	—
Deferred tax assets	43,159,288	20,672,923	17,822,710	4,663,655

Deferred Tax Liabilities:
Indefinite-lived intangibles & Fixed Asset PPA	(173,431)	—	—	(173,431)
Right of use assets	(5,635,987)	(1,686,019)	(3,949,968)	—
Less: valuation allowance	(37,523,301)	(18,986,904)	(13,872,742)	(4,663,655)
Net deferred tax liability	$(173,431)	$—	$—	$(173,431)

	December 31, 2018
	Total	UK	US	Netherlands
Deferred Tax Assets:
Net operating loss carryforwards	$20,646,185	$15,997,008	$4,645,856	$3,321
Other	1,414,690	(46,604)	1,461,294	—
R&D Credit	1,133,656	—	1,133,656	—
Deferred tax assets	23,194,531	15,950,404	7,240,806	3,321
Less: valuation allowance	(23,194,531)	(15,950,404)	(7,240,806)	(3,321)
Net deferred tax asset	$—	$—	$—	$—

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ASC 740 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, the Company has recorded a full valuation allowance, after consideration of the reversal of the deferred tax liabilities for the ROU assets and fixed assets, against its deferred tax assets at December 31, 2019 and 2018 because the Company's management has determined that is it more likely than not that these assets will not be fully realized.

Changes to the UK corporation tax rates have been announced which will impact future accounting periods. In his budget of July 8, 2015, the Chancellor of the Exchequer announced a reduction in the UK corporation tax rate to 19% for the financial year beginning April 1, 2017 and a further reduction to 18% for the financial year beginning April 1, 2020.  These changes received Royal Assent on November 18, 2015.   The UK Finance Act 2016 provides for a further reduction in the corporation tax rate to 17% for the Financial Year beginning April 1, 2020.  This change was enacted on September 15, 2016. As the Company does not expect to be able to utilize its NOL’s in the UK prior to its financial year beginning on January 1, 2021, if at all, the deferred tax has been calculated using a tax rate of 17%.

The Company will recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2019 and 2018, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts have been recognized in the Company's statements of operations and comprehensive loss.

The Company files income tax returns in the United States, UK and Netherlands and various state jurisdictions. In the United States, tax years 2016, 2017 and 2018 remain subject to examination.  In the United Kingdom, tax year 2018 remains subject to examination.  In the Netherlands, tax years 2014, 2015, 2016, 2017 and 2018 remain subject to examination.

MeiraGTx Holdings plc is a UK tax resident with no earnings in its foreign subsidiaries and the Company does not expect any temporary basis difference in its investment in these subsidiaries to reverse in the foreseeable future.  Therefore, the Company has not recorded deferred taxes on the outside basis difference in its foreign subsidiaries.  It is not probable to compute the amounts, if any.

11.  Related Party Transactions

Collaboration and License Agreements

Janssen Pharmaceuticals, Inc.

On January 30, 2019, the Company entered into a Collaboration Agreement with Janssen for the research, development and commercialization of gene therapies for the treatment of IRD. Under the agreement, Janssen paid the Company a non-refundable upfront fee of $100.0 million. Janssen and the Company will collaborate to develop the Company’s current clinical programs in retinitis pigmentosa and two genetic forms of achromatopsia and Janssen has the exclusive right to commercialize these three product candidates (“Clinical IRD Product Candidates”) globally.

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

Unless terminated earlier under certain termination clauses, the Collaboration Agreement will continue in effect, on a product-by-product and country-by-country basis, until such time as the royalty terms expire in such country. The

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Company has determined enforceable rights exist in the Collaboration Agreement as the termination clauses are substantive termination penalties by way of the non-refundable upfront fee and the reversion of any licensed intellectual property granted to Janssen upon the termination of the agreement.

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

Research IRD Product Candidates

Under the Collaboration Agreement, the Company and Janssen will collaborate to develop Research IRD Product Candidates, with Janssen paying for the majority of the research costs. Janssen has the right to exclusively license any product coming out of the collaboration at the time of an investigational new drug application for an additional fee for each Research IRD Product Candidate. Janssen will then pay 100% of the clinical and commercialization costs for these Research IRD Product Candidates and the Company will receive an untiered royalty on net sales in the high teens as well as development milestones for each Research IRD Product Candidate.

Revenue Recognition under the Collaboration Agreement

The Collaboration Agreement is accounted for under ASC 808, however, ASC 808 does not address recognition or measurement matters. Therefore, the Company will account for the recognition and measurement of consideration under ASC 606. In determining the appropriate amount of revenue to be recognized under ASC 606, the Company performed the following steps: (i) identified the promised goods or services in the contract; (ii) determined whether the promised goods or services are performance obligations including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) the Company satisfies each performance obligation. The Company evaluated the potential performance obligations in the contract, which included the exclusive license to Clinical IRD Product Candidates, the research, development and manufacturing services (“the services”), and the participation in various joint committees and determined that none of the performance obligations by themselves were distinct. Goods and services that are not distinct are bundled with other goods or services in the contract until a bundle of goods or services that is distinct is created. The services, when combined with the licenses, represent a bundle and should be accounted for as a single performance obligation due to the relevance of the services to the value of the early-stage license and the potential for the intellectual property to be significantly modified during the services period. The Company also evaluated whether or not the right to purchase exclusive option rights for specified Research IRD Product Candidates represents future performance obligations and concluded that these represent a separate buyer decision at market rates, rather than a material right performance obligation. As such, these options have been excluded from the initial allocation of transaction price and the Company will account for these options as separate contracts when and if Janssen elects to exercise the options.

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Under ASC 606, the Company recognized collaboration revenue using the cost-to-cost input method, which it believes best depicts the transfer of control to the customer. Under the cost-to-cost input method, the extent of progress towards completion is measured based on the ratio of actual costs incurred to the total estimated costs expected upon satisfying the combined performance obligation by the potential product candidate. Under this method, revenue is being recorded as a percentage of the estimated transaction price based on the extent of progress towards completion. Under ASC 606, the estimated transaction price includes variable consideration subject to constraints. The Company does not include variable consideration to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will occur when any uncertainty associated with the variable consideration is resolved. The estimate of the Company’s measure of progress and estimate of variable consideration to be included in the transaction price will be updated at each reporting date as a change in estimate. The amount related to the unsatisfied portion will be recognized as that portion is satisfied over time.

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

During the year ended December 31, 2019, the Company received a $100.0 million non-refundable upfront fee from Janssen and allocated this amount plus other variable consideration not subject to constraint to each identified performance obligation using a combination of methods allowable under ASC 606. The Company applies the practical expedient in Topic 606 and does not include disclosures regarding amounts for variable consideration allocated to wholly-unsatisfied performance obligations or wholly-unsatisfied distinct goods that form part of a single performance obligation, if any. This variable consideration includes expected reimbursement of research and development costs. During the year ended December 31, 2019, the Company recognized $13,291,956, of the deferred revenue – related party as license revenue. The Company also recognized $27,296,062, during the year ended December 31, 2019 related to the reimbursement of research and development expenses, which was recorded as an offset to research and development expenses. As of December 31, 2019, the Company expects to recognize the remaining $86,214,091 in deferred revenue associated with the non-refundable upfront fee over the estimated research and development period using the cost-to-cost input method over an estimated period of approximately 5.5 years.

A summary of the deferred revenue recognition is as follows:

Non-refundable upfront fee from Janssen	$100,000,000
Deferred revenue recognized as license revenue during the year ended December 31, 2019	(13,291,956)
Effects of exchange rate	493,053
Deferred revenue at December 31, 2019	$86,214,091

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

Upon execution of the agreement, Janssen paid the stage 1 fee in the amount of $658,667, and such payment was recorded as deferred revenue – related party. The stage 1 fee was being amortized over the estimated research term

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

of eight months. During the year ended December 31, 2019, the Company amortized the remaining $444,399 of the deferred revenue, which was recorded as an offset to research and development expenses. Additionally, the stage two fee, in the amount of $328,524 was recorded and fully amortized during the year ended December 31, 2019.

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

Total research and development expenses under this agreement for the years ended December 31, 2019 and 2018 was approximately $306,000 and $636,000, respectively.

Future obligations under the agreement equal £165,878, or approximately $218,000 through, October 2020.

The amount due to UCL under the master services agreement at December 31, 2019 and 2018 is $166,404 and $389,101, respectively, and is included in accounts payable and accrued expenses on the Company’s consolidated balance sheets.

License Agreement

Effective February 4, 2015, the Company entered into an exclusive worldwide license agreement with UCL Business, PLC (“UCL Business”) to develop up to eight programs using certain ocular gene therapy technology. Under the terms of the agreement, the Company had agreed to pay UCL Business certain sales milestone payments, if achieved, in the aggregate amount of £39.8 million, or approximately $52.4 million using the exchange rate at December 31, 2019, and royalties on net sales, as defined upon commercialization. Additionally, the Company is responsible for all patent prosecution and maintenance costs incurred and has also agreed to pay UCL Business an annual maintenance fee of £50,000, or approximately $66,000, until the first commercial sale of a product. The agreement terminates upon the later of (i) the last valid claim in a relevant product, (ii) the expiration of regulatory exclusivity to all licensed products, or (iii) the 10th anniversary of the first commercial sale of a product.

On July 28, 2017, March 15, 2018 and September 7, 2018, the Company entered into additional exclusive worldwide license agreements with UCL Business under the same terms as the February 4, 2015 worldwide license agreement.

In January and February 2019, the Company amended and restated the following agreements: (i) the License Agreement, dated February 4, 2015, as amended, between the Company and UCL Business; (ii) the License Agreement, dated July 28, 2017, as amended, between the Company and UCL Business; and (iii) the License Agreement, dated March 15, 2018, between the Company and UCL Business to establish new stand-alone license agreements for the following inherited retinal disease programs: (a) achromatopsia (“ACHM”) caused by mutations in CNGB3; (b) ACHM caused by mutations in CNGA3; (c) X-linked retinitis pigmentosa (“XLRP”); and (d) RPE65-mediated IRD.

The Company’s obligation to pay UCL Business a share of certain sublicensing revenues, as was provided under the February 4, 2015 agreement, has been removed from each of the stand-alone agreements with respect to the IRD programs listed above. Each of the stand-alone agreements now reflects terms substantially similar to those of the February 4, 2015 agreement.

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Additionally, under the new stand-alone agreement related to CNGB3 the Company paid UCL Business an upfront payment of £1,500,000, or approximately $1,976,000, and issued 158,832 of the Company’s Ordinary Shares, which were valued at £1,500,000, or approximately $1,966,000.

The Company incurred research and development expenses under the agreements in the amount of $4,271,275, inclusive of the amendment payments of approximately $3,942,000, and $325,431 during the years ended December 31, 2019 and 2018, respectively.

Leases

ARE Lease

Effective July 1, 2016, the Company entered into a non-cancellable operating lease (the ”ARE Lease”) for laboratory and related office facilities in New York with ARE-East River Science Park, LLC (“ARE”), an entity that is under common control by an entity that is a minority shareholder of the Company and whose executive chairman and founder is a director of the Company. The ARE Lease provides for monthly base rent and property management fees, including rent escalations and rent holidays, plus operating expenses during the lease term, which expires on December 31, 2021.  The Company records monthly rent expense on a straight-line basis from July 1, 2016 through December 31, 2021. As of December 31, 2018, the balance of deferred rent, representing the difference between cash rent paid and straight-line rent expense, was $201,264. As of December 31, 2019, and in accordance with ASC 842, the difference between cash rent paid and straight-line rent expense of $153,146 is reflected in the ROU asset.

Total rent expense under this operating lease was $487,555 for each of the years ended December 31, 2019 and 2018.

As of December 31, 2019, the aggregate future minimum rental payments under this lease are $1,128,269.

In connection with the signing of this lease, the Company entered into a standby letter of credit agreement for $122,866, which serves as a security deposit for the premises. The standby letter of credit initially expired on July 7, 2017, and is automatically renewed annually through July 7, 2021. This standby letter of credit is secured with restricted cash in a money market account in the amount of $123,676 at December 31, 2019 and 2018.

The restricted cash is included in long-term assets as of December 31, 2019 and 2018 and is measured using level 1 inputs.

The aggregate future minimum rental payments under this lease as of December 31, 2019 for years ending December 31 are as follows:

2020	$554,432
2021	573,837
Total future rent payments	$1,128,269

On January 28, 2020, the Company and ARE mutually agreed to terminate the lease with no further obligation for either party effective as of February 29, 2020.

Transition Services Agreement

Effective April 24, 2015, the Company entered into a transition services agreement (the “TSA”) with Kadmon Holdings, Inc. (“Kadmon”), which owned 5.8% and 12.9% of the Company at December 31, 2019 and 2018, respectively, whereby Kadmon would provide office and laboratory facilities as well as certain other personnel support activities to the Company.  Under the agreement, the Company was charged for (i) rent based upon the

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

square footage of the office and laboratory facilities used by the Company (ii) other personnel support activities based upon the hours of the personnel providing the support activities, and (iii) and other direct costs incurred by Kadmon on behalf of the Company, plus a 7% administrative fee.  The TSA terminated on April 24, 2018 and the Company is currently leasing office space on a month to month basis from Kadmon.

During the years ended December 31, 2019 and 2018, the Company incurred the following charges,  which are included in loss from operations:

	2019	2018
Rent	$576,404	$557,698
Personnel	—	6,493
Other	—	6,334
Total charges incurred	$576,404	$570,525

During the year ended December 31, 2019 and 2018, the Company made cash payments to Kadmon totaling $576,404 and $1,431,555, respectively.

There were no cash payments due to Kadmon at December 31, 2019 and 2018.

12.  Lease Obligations

The Company has commitments under operating leases for laboratory and office space. The Company also has finance leases for manufacturing space and office equipment. The Company’s leases have initial lease terms ranging from 3 years to 108 years. Certain lease agreements contain provisions for future rent increases. Payments due under the lease contracts include fixed payments.

New York Sublease

Effective May 31, 2019, the Company entered into a non-cancelable operating sublease with an unrelated third party for laboratory and office space in New York. The lease, which expires on October 31, 2026, provides for monthly base rent and property management fees, including rent escalations and rent holidays, plus operating expenses during the lease term. The Company records monthly rent expense on a straight-line basis from June 20, 2019, the date the Company was allowed to access the leased premises, through October 31, 2026, when the sublease is set to terminate. In conjunction with this operating sublease, the Company recognized an initial operating lease ROU asset and corresponding operating lease liability of $11.8 million which is included in ROU assets and lease obligations on the consolidated balance sheets.

Total cash payments made under this operating lease were $180,000 for the year ended December 31, 2019.

Total rent expense recognized under this operating lease was $1,110,847, for the year ended December 31, 2019.

Tudor Street Lease

Effective June 11, 2019, the Company entered into a non-cancelable operating lease with an unrelated third party for warehouse space in London. The lease, which expires on June 10, 2029, provides for quarterly base rent and operating expenses during the lease term. The Company has the right to terminate this lease on June 10, 2024 by giving the landlord notice at least six months prior to such date.  If the Company does not terminate the lease on June 10, 2024, then the annual rent is subject to a one-time adjustment based on the then current market conditions on June 11, 2024. As the Company does not expect to exercise its right to terminate the lease prior to the expiration date,  the Company records monthly rent expense on a straight-line basis from June 11, 2019, the date the Company took possession of the leased premises, through June 10, 2029, when the lease is set to terminate. In conjunction

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

with this operating lease, the Company recognized an initial operating lease ROU asset and corresponding operating lease liability of £1.2 million, or approximately $1.5 million, which is included in ROU assets and lease obligations on the consolidated balance sheets.

Total cash payments made under this operating lease were £127,800, or approximately $168,000, for the year ended December 31, 2019.

Total rent expense recognized under this operating lease was £82,149, or approximately $108,000, for the year ended December 31, 2019.

Provost Street Lease

On May 29, 2019, the Company entered into an Agreement for Lease with an unrelated third party which provided a license to lease an entire building consisting of five floors of office and laboratory space in London. The leased premises were being renovated by the landlord with such renovations being completed in September 2019. Upon completion of the landlord renovations, the Company entered into a non-cancellable operating lease, which expires on September 8, 2029.  The lease provides for quarterly base rent, including a rent holiday at the commencement of the lease, plus operating expenses during the lease term. The Company has the right to terminate this lease on September 8, 2024 by giving the landlord notice at least six months prior to such date.  If the Company does not terminate the lease on by September 8, 2024, then the annual rent is subject to a one-time adjustment based on the then current market conditions on September 9, 2024. As the Company does not expect to exercise its right to terminate the lease prior to the expiration date,  the Company records monthly rent expense on a straight-line basis from September 11, 2019, the date the Company took possession of the leased premises, through September 8, 2029, when the lease is set to terminate. In conjunction with this operating lease, the Company recognized an operating lease ROU asset and corresponding operating lease liability of £4.9 million, or approximately $6.5 million, which is included in ROU assets and lease obligations on the consolidated balance sheets.

Total cash payments made under this operating lease were £0, for the year ended December 31, 2019.

Total rent expense recognized under this operating lease was £238,222, or approximately $314,000, for the year ended December 31, 2019.

Ebenezer Street Leases

On July 27, 2018, two leases with an unrelated third party for office and laboratory facilities in London expired and the Company entered into two new non-cancellable operating leases with the same unrelated third party for the same office and laboratory facilities. The leases, which expire on May 24, 2027, provide for quarterly base rent, plus operating expenses, during the lease term.   The Company has the right to terminate this lease on May 31, 2022 by giving the landlord notice at least six months prior to such date.  If the Company does not terminate the lease on May 31, 2022, then the annual rent is subject to a one-time adjustment based on the then current market conditions. As the Company does not expect to exercise its right to terminate the lease prior to the expiration date, the Company records monthly rent expense on a straight-line basis from July 27, 2018 through May 24, 2027, when the leases are set to terminate. In conjunction with these operating leases, the Company recognized an initial operating lease ROU asset and corresponding operating lease liability of £1.7 million, or approximately $2.3 million, which is included in ROU assets and lease obligations on the consolidated balance sheets.

Total cash payments made under these operating leases were £274,969 and £137,485, or approximately $362,000 and $169,000, for the years ended December 31, 2019 and 2018, respectively.

Total rent expense recognized under these operating leases was £274,969 and £137,485, or approximately $362,000 and $169,000, for the years ended December 31, 2019 and 2018, respectively.

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2019, the Company has short term lease commitments amounting to approximately $52,000 on a monthly basis for three leases for office space that are month-to-month leases.

The components of lease cost for the year ended December 31, 2019 are as follows:

Finance lease cost
Amortization of right-of-use assets	$300,229
Interest on lease liabilities	2,409
Total Finance Lease Cost	302,638
Operating lease cost	2,384,048
Short-term lease cost	1,282,709
Total lease cost	$3,969,395

Amounts reported in the consolidated balance sheets for leases where the Company is the lessee as of December 31, 2019 were as follows:

Operating leases
Right of Use Asset	$21,857,600
Capitalized Lease Obligations	$23,127,813
Finance leases
Right-of-Use Asset	$7,144,848
Capitalized Lease Obligations	$50,737
Weighted-Average Remaining Lease Term
Operating leases	7.9	years
Finance leases	107.0	years
Weighted-Average Discount Rate
Operating Leases	8.5%
Finance Leases	7.3%

Other information related to leases as of the year ended December 31, 2019 are as follows:

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	$28,187
Operating cash flows from operating leases	$1,246,169
Financing cash flows from finance leases	$2,355

Right-of-use assets obtained in exchange for lease liabilities
Operating leases	$23,279,980
Finance leases	$44,629

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Future minimum lease payments under non-cancellable leases as of December 31, 2019 are as follows:

	Operating Leases	Finance Leases
2020	$3,555,287	$26,451
2021	3,888,355	16,880
2022	3,955,076	12,660
2023	4,023,799	—
2024	3,826,294	—
Thereafter	10,708,509	—
Total undiscounted lease payments	$29,957,320	$55,991
Less: Imputed interest	(6,829,507)	(5,254)
Total lease liabilities	$23,127,813	$50,737

13.  Commitments

Service Agreements

On April 27, 2015, the Company entered into service agreements with two senior officers of the Company. Under the terms of the agreements, the employees will receive aggregate compensation of £300,000, which has been increased to a maximum aggregate amount of £430,000 per year, or approximately $566,000.  The agreements also provide for contributions to a defined contribution pension plan to be set up by the Company and a discretionary bonus. The agreements may be terminated at any time by either party by giving twelve-months’ notice, or the Company may terminate the officer’s employment effective immediately upon notice, and within 28 days after making payment in lieu of notice consisting of a sum equivalent to the officer’s annual salary for the relevant period.  For the years ended December 31, 2019 and 2018, the Company recorded £944,500 and £1,001,000 or approximately $1,234,000 and $1,334,000, respectively, in research and development costs under these agreements.  Future obligations to be paid under these agreements equal £157,000, or approximately $207,000 at December 31, 2019.

In connection with the service agreements, on April 24, 2015, the employees were awarded, under a share award agreement (the “Share Award Agreement”), an aggregate of 696,933 restricted Ordinary Shares and 193 B ordinary shares, which B ordinary shares have been converted into Ordinary Shares of the Company.  Under the Share Award Agreement, such shares are subject to forfeiture ratably over a period of three years if the employee’s do not remain an employee or consultant to the Company.  The shares were valued at $7.76 per share and, in accordance with ASC 718, were charged to operations as share-based compensation ratably over the forfeiture period. As of December 31, 2019, all such shares were no longer subject to forfeiture as the three-year service period had been completed.

Employment Agreements

In February 2016, the Company entered into three-year employment agreements with certain senior officers of the Company. Under the terms of the agreements, which automatically renew for successive one-year terms, the employees will receive annual compensation in the aggregate amount of $710,000, which has been increased to a maximum aggregate amount of $1,075,000.  The employment agreements also provide for an annual guaranteed cash bonus targeted at 100% of annual compensation. The agreements also provide for discretionary annual performance bonuses targeted to be not less than 50-60% of the employee’s base salary and grants of restricted shares.    In January 2018, the Company’s compensation committee approved a discretionary bonus in the aggregate amount of $1,196,000. This discretionary bonus and the guaranteed bonus for 2017, in the aggregate amount of $850,000, were subject to compensation committee approval and meeting certain future funding conditions.  On February 28, 2018, the funding conditions were met.

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Bonuses granted to the  senior officers, which included their guaranteed and discretionary bonuses, for the years ended December 31, 2019 and 2018, in the aggregate amount of $5,403,000 and $3,415,000 were paid in January of the subsequent years.

Additionally, the agreements provided for equity incentives of up to an aggregate maximum of 8.0% of the Company’s fully diluted outstanding shares upon the attainment of certain milestones. On March 1, 2018, a funding milestone was met.  Accordingly, the employees were issued an aggregate of 3% of the fully-diluted outstanding shares of the Company as of such date. On June 7, 2018, an additional milestone was met.  Accordingly, the employees were issued an aggregate of 5% of the fully-diluted outstanding shares of the Company as of such date (see Note 9).

The employees are also entitled to participate in all incentive and deferred compensation and employee benefit programs available to employees and executive officers of the Company. Future obligations to be paid under these agreements equal $2,418,750,  as of December 31, 2019.

Consulting and other Agreements

Effective September 28, 2015, the Company entered into a three-year consulting agreement with a consultant to provide ongoing strategic advice and to serve on the Company’s board of directors.  In connection with the agreement, the Company issued 170,809 restricted Ordinary Shares.  Under the consulting agreement, such shares were subject to forfeiture ratably over a period of three years if the consultant does not remain a consultant to the Company. The shares were valued at $7.72 per share and were charged to general and administrative expenses upon the expiration of each forfeiture period.   For the years ended December 31, 2019 and 2018, the Company recorded $0 and $263,970, respectively, in general and administrative expense under this agreement. As of December 31, 2019, all such shares were no longer subject to forfeiture as the three-year service period had been completed.

Research Agreements

On April 24, 2015, the Company entered into a cooperative research and development agreement (“CRADA”) with the U.S. Department of Health & Human Services, as represented by the National Institute of Dental and Craniofacial Research (“NIDCR”) and Institute or Center of the National Institutes of Health (“NIH”).  The CRADA provided for quarterly payments of $21,250 for three years through April 30, 2017 and a cost per patient for each patient enrolled in the Company’s xerostomia clinical trial.  The CRADA was amended on March 25, 2016 to extend the term through March 25, 2021 and to extend the annual payments throughout the revised term.  Research and development expenses under the CRADA for the years ended December 31, 2019 and 2018 were $117,592 and $111,938, respectively.  Future obligations to be paid under the CRADA, as amended, through March 25, 2021 equal $106,250.

On March 22, 2016, the Company entered into another CRADA with the NIDCR and NIH for the treatment of Sjögren’s syndrome associated salivary hypofunction.  The CRADA provided for quarterly payments of $104,500 for the first three years of the agreement plus a cost per patient for each patient enrolled in a clinical trial.  The costs associated with years four and five of the Sjögren’s syndrome CRADA will be determined at a later date.  Total research and development expenses under this agreement for the years ended December 31, 2019 and 2018 were $92,657 and $418,000, respectively.  There are no future obligations to be paid under the agreement.

Effective December 5, 2016, the Company entered into a three-year research collaboration agreement with Cornell University.  Pursuant to the agreement, Cornell University provides research and development under the direction of the Company.  In connection with the agreement, in July 2017, the Company issued 6,441 Ordinary Shares to Cornell University, which were recorded as research and development expenses in the amount of $17,000. The Company amended this agreement, effective June 12, 2017, to add a second three-year research collaboration project through September 2019. The Company further amended this agreement, effective October 18, 2018 to

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

include additional costs related to the research.  Total research and development expenses under this agreement, as amended, for the years ended December 31, 2019 and 2018 were $1,756,487 and $1,625,152, respectively.  Future obligations to be paid under the agreements are $206,984.

On February 14, 2017, the Company entered into a one-year research collaboration agreement with Cornell University in the amount of $679,473.  On August 24, 2017, the agreement was amended to add an additional study in the amount of $182,520.  Total research and development expenses under this agreement for the years ended December 31, 2019 and 2018 were $20,613 and $143,073, respectively.

License Agreements

On September 7, 2018, the Company entered into an exclusive licensing agreement with the National Institutes of Health for worldwide rights to expanded indications for use of AAV-AQP1 for treatment of xerostomia (dry mouth) and xerophthalmia (dry eye) associated with Sjögren's syndrome.  This agreement expands the Company’s original exclusive licensing agreement with the NIH for exclusive worldwide rights to AAV-AQP1 that was executed as of November 9, 2017. AAV-AQP1 is currently in Phase 1/2 development for treatment of grade 2 or 3 radiation-induced xerostomia.  Total research and development expenses under the agreement for the years ended December 31, 2019 and 2018 were $60,000 and $50,000, respectively.

Effective January 1, 2016, the Company acquired all of the outstanding shares of BRI-Alzan from the shareholders of BRI-Alzan.  In connection with the Agreement, the Company will pay certain development milestone payments if achieved, in the aggregate amount of $4.5 million, and annual royalty payments on annual net sales following the first commercial sale of any product containing the technology acquired. Total research and development expenses under the agreement for the years ended December 31, 2019 and 2018 were $15,000 and $15,000, respectively.

14.  Employee Benefit Plans

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

United Kingdom

On August 1, 2016, Meira UK II adopted a defined contribution group personal pension plan that complies with HMRC for tax relief. All Meira UK II employees are eligible to participate in the plan upon joining the company and providing the required services. All eligible employees, if they elect to join the pension scheme, receive an employer pension contribution equal to 7.5% to 10.0% of their pensionable earnings. Currently, employees are not required to contribute, but may make optional contributions up to the annual allowance HMRC limits.

Under the HMRC requirements, current required 6+minimum employer contributions are 8-9%.

Netherlands

Arthrogen B.V. operates a defined contribution pension.  All of its employees participate in the plan.  All eligible employees receive an employer pension contribution and are also required to contribute.

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the years ended December 31, 2019 and 2018, employer contributions to all plans were $604,294 and $440,368, respectively.

15.  Subsequent Events

Except for the item disclosed in Note 8, there have been no subsequent events through the date these financial statements were issued.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

ITEM 9A.CONTROLS AND PROCEDURES

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), evaluated, as of the end of the period covered by this Form 10-K, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).  Based on that evaluation, our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) concluded that our disclosure controls and procedures were effective at the reasonable assurance level at the end of the period covered by this Form 10-K.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is a process designed under the supervision of our Chief Executive Officer and Chief Financial Officer, and affected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with U.S. GAAP and includes policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of the effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies and procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on its assessment and those criteria, management has concluded that we maintained effective internal control over financial reporting as of December 31, 2019.

Exemption from Attestation Report of the Registered Public Accounting Firm on Internal Control Over Financial Reporting

This Form 10-K does not include an attestation report on our internal control over financial reporting from our independent registered public accounting firm since we qualify as an “emerging growth company” as defined under the JOBS Act.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.OTHER INFORMATION

Not applicable.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference to our definitive proxy statement for our 2020 annual shareholder meeting to be filed with the SEC within 120 days of the fiscal year ended December 31, 2019.

ITEM 11.EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to our definitive proxy statement for our 2020 annual shareholder meeting to be filed with the SEC within 120 days of the fiscal year ended December 31, 2019.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans (as of December 31, 2019)

The following table provides information as of December 31, 2019, regarding our ordinary shares that may be issued under the MeiraGTx Holdings plc 2016 Equity Incentive Plan, as amended (the “2016 Plan”), the MeiraGTx Holdings plc 2018 Incentive Award Plan (the “2018 Plan”) and the MeiraGTx Holdings plc 2018 Employee Stock Purchase Plan (the “2018 ESPP”).

		Weighted-Average	Number of Securities
	Number of Securities	Exercise Price of	Available for Future
	to be Issued Upon	Outstanding	Issuance Under Equity
	Exercise of	Options,	Compensation Plans
	Outstanding Options,	Warrants, and	(excludes securities
	Warrants, and Rights	Rights	reflected in column(a))
Plan category:	(a)	(b)	(c)
Equity compensation plans approved by shareholders
2016 Plan (1)	1,468,760	$5.45	—
2018 Plan (2)	2,176,600	$11.92	1,877,611
2018 ESPP (3)	—	—	783,032
Equity compensation plans not approved by shareholders	—	—	—
Total	3,645,360	$9.31	2,660,643

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

Other

The remaining information required by this Item is incorporated by reference to our definitive proxy statement for our 2020 annual shareholder meeting to be filed with the SEC within 120 days of the fiscal year ended December 31, 2019.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference to our definitive proxy statement for our 2020 annual shareholder meeting to be filed with the SEC within 120 days of the fiscal year ended December 31, 2019.

ITEM 14.PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated by reference to our definitive proxy statement for our 2020 annual shareholder meeting to be filed with the SEC within 120 days of the fiscal year ended December 31, 2019.

PART IV

ITEM 15.EXHIBITS  AND FINANCIAL STATEMENT SCHEDULES

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
2.1†	Agreement and Plan of Merger, dated October 5, 2018, by and among MeiraGTx Holdings plc, Vector Neurosciences Inc., VN Acquisition, Inc., VN Acquisition 2, Inc., the Vector stockholders named therein and the Vector stockholder representative, Stephen Kaplitt.	10-K	001-38520	2.1	3/26/19
3.1	Amended and Restated Memorandum and Articles of Association of the Registrant.	10-Q	001-38520	3.1	8/7/19
4.1	Specimen Share Certificate evidencing the ordinary shares of the Registrant.	S‑1	333‑224914	4.1	5/29/18
4.2	Shareholder Agreement					*
4.3	Description of Securities					*
10.1#	2016 Equity Incentive Plan, as amended, and form of option agreements thereunder.	S‑1/A	333-224914	10.1	5/29/18
10.2#	2018 Incentive Award Plan and forms of award agreements thereunder.	S‑1/A	333‑224914	10.2	5/29/18
10.3#	Non-Employee Director Compensation Program.					*
10.4#	Form of Indemnification Agreement for Directors and Officers.	S‑1/A	333‑224914	10.4	5/29/18
10.5	License and Sub-Lease Agreement, dated May 31, 2019, between MeiraGTx LLC and Imclone Systems, LLC.	10-Q	001-38520	10.2	8/7/19
10.6	Lease Agreement, effective February 2, 2016, among MeiraGTx Limited, Moorfields Eye Hospital NHS, Foundation Trust and Kadmon Corporation LLC.	S‑1	333-224914	10.6	5/14/18
10.7#	Employment Agreement, dated February 15, 2016, between MeiraGTx Limited and Alexandria Forbes, Ph.D., as amended.	S‑1/A	333‑224914	10.7	5/29/18
10.8#	Employment Agreement, dated February 15, 2016 between MeiraGTx Limited and Richard Giroux, as amended.	S‑1/A	333‑224914	10.8	5/29/18
10.9#	Employment Agreement, dated April 27, 2015, between MeiraGTx Limited and Stuart Naylor, Ph.D., as amended	S‑1/A	333‑224914	10.9	5/29/18
10.10†	Agreement and Plan of Merger, dated December 31, 2015, among MeiraGTx Acquisition Corporation, BRI-Alzan, Inc., F-Prime Inc., Gregory Petsko, Dagmar Ringe, Brandeis University and MeiraGTx Limited.	S‑1/A	333‑224914	10.14	5/29/18

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
10.11#	2018 Employee Share Purchase Plan.	S‑1/A	333‑224914	10.15	5/29/18
10.12#	UK Sub-Plan Under the 2018 Incentive Award Plan.	10-K	001-38520	10.12	3/26/19
10.13#	Form of Option Grant Notice and Option Agreement Under the UK Sub-Plan to the 2018 Incentive Award Plan.	10-K	001-38520	10.13	3/26/19
10.14#	Employment Offer Letter, dated October 2, 2018, between MeiraGTx Holdings plc and Katherine Breedis	8‑K	001‑38520	10.1	10/9/18
10.15	Lease agreement by and between Moorfields Eye Hospital NHS Foundation Trust and MeiraGTx UK II Limited, dated July 30, 2018	10‑Q	001‑38520	10.4	8/8/18
10.16	Lease agreement by and between Moorfields Eye Hospital NHS Foundation Trust and MeiraGTx UK II Limited, dated July 30, 2018.	10‑Q	001‑38520	10.5	8/8/18
10.17	Transfer of Title, dated December 14, 2018, and Lease, dated October 12, 2001, relating to the Pharmacy Manufacturing Unit, Britannia Walk, London, England	8‑K	001‑38520	10.1	12/14/18
10.18	Overage Deed, dated December 14, 2018, between Moorfields Eye Hospital NHS Foundation Trust and MeiraGTx UK II Limited relating to the Pharmacy Manufacturing Unit, Britannia Walk, London, England	8‑K	001‑38520	10.2	12/14/18
10.19†	Consulting Agreement, dated October 5, 2018, between MeiraGTx Holdings plc, Vector Consulting LLC, Michael G. Kaplitt, Matthew During, and Stephen B. Kaplitt.	10-K	001-38520	10.19	3/26/19
10. 20†	License Agreement (RPE65), dated January 29, 2019, as amended and restated by and among UCL Business PLC, MeiraGTx UK II Limited and MeiraGTx Limited.	10-K	001-38520	10.20	3/26/19
10. 21†	License Agreement (CNGB3), dated January 29, 2019, as amended and restated by and among UCL Business PLC, MeiraGTx Holdings plc, MeiraGTx UK II Limited and MeiraGTx Limited.	10-K	001-38520	10.21	3/26/19
10. 22†	License Agreement (CNGA3), dated January 29, 2019, as amended and restated by and among UCL Business PLC, MeiraGTx UK II Limited and MeiraGTx Limited.	10-K	001-38520	10.22	3/26/19

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
10. 23†	License Agreement (RPGR), dated February 5, 2019, as amended and restated by and among UCL Business PLC, MeiraGTx UK II Limited and MeiraGTx Limited.	10-K	001-38520	10.23	3/26/19
10. 24†	Amendment No. 4 to Exclusive License Agreement, dated January 29, 2019, between UCLB and MeiraGTx Limited.	10-K	001-38520	10.24	3/26/19
10. 25†	Collaboration, Option and License Agreement, dated January 30, 2019, by and among Janssen Pharmaceuticals, Inc., MeiraGTx UK II Limited and MeiraGTx Holdings plc.	10-K	001-38520	10.25	3/26/19
10. 26†	Registration Rights Agreement, dated February 26, 2019, by and among MeiraGTx Holdings plc and the investors named therein.	8‑K	001‑38520	10.2	2/26/19
10.27#	Employment Agreement, dated March 25, 2019, between MeiraGTx, LLC and Bruce Gottlieb.	10-Q	001-38520	10.1	5/14/19
10.28#	Separation and Release Agreement, dated June 3, 2019, between MeiraGTx Holdings plc and Katherine Breedis.	8-K	001-38520	10.1	6/4/19
10.29	Agreement for Lease with Landlord’s Refurbishment Works, dated May 29, 2019, between MeiraGTx UK II Limited and Provost 1 Limited and Provost 2 Limited, including agreed form of Lease between MeiraGTx UK II Limited and Provost 1 Limited and Provost 2 Limited.	10-Q	001-38520	10.3	8/7/19
10.30#	Form of Restricted Share Unit Grant Notice and Restricted Share Unit Agreement Under the 2018 Incentive Award Plan.					*
10.31#	Form of Restricted Share Unit Grant Notice and Restricted Share Unit Agreement Under the UK Sub-Plan to the 2018 Incentive Award Plan.					*
21	List of Subsidiaries					*
23.1	Consent of Ernst & Young LLP					*
31.1	Certification of Chief Executive Officer pursuant to Rules 13a‑14(a)/15d‑14(a) under the Securities Exchange Act of 1934, as amended.					*
31.2	Certification of Chief Financial Officer pursuant to Rules 13a‑14(a)/15d‑14(a) under the Securities Exchange Act of 1934, as amended.					*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**
101.INS	XBRL Instance Document.					*
101.SCH	XBRL Taxonomy Extension Schema Document.					*

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					*
101.DEF	XBRL Taxonomy Definition Linkbase Document.					*
101.LAB	XBRL Taxonomy Label Linkbase Document.					*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					*

*     Filed herewith

**   Furnished herewith

#     Management contract or compensation plan or arrangement

†     Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 406 under the Securities Act of 1933, as amended

Certain agreements filed as exhibits to this Form 10‑K contain representations and warranties that the parties thereto made to each other. These representations and warranties have been made solely for the benefit of the other parties to such agreements and may have been qualified by certain information that has been disclosed to the other parties to such agreements and that may not be reflected in such agreements. In addition, these representations and warranties may be intended as a way of allocating risks among parties if the statements contained therein prove to be incorrect, rather than as actual statements of fact. Accordingly, there can be no reliance on any such representations and warranties as characterizations of the actual state of facts. Moreover, information concerning the subject matter of any such representations and warranties may have changed since the date of such agreements.

ITEM 16.FORM 10‑K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MeiraGTx Holdings plc (Registrant)

Date: March 11, 2020	By:	/s/ Alexandria Forbes
Alexandria Forbes
President and Chief Executive Officer and Director (Principal Executive Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Alexandria Forbes, Ph.D	President and Chief Executive Officer and Director (Principal Executive Officer)	March 11, 2020
Alexandria Forbes, Ph.D

/s/ Richard Giroux	Chief Financial Officer (Principal Financial and Accounting Officer)	March 11, 2020
Richard Giroux

/s/ Keith R. Harris, Ph.D.	Chairman of the Board and Director	March 11, 2020
Keith R. Harris, Ph.D.

/s/ Martin Indyk	Director	March 11, 2020
Martin Indyk

/s/ Ellen Hukkelhoven	Director	March 11, 2020
Ellen Hukkelhoven

/s/ Nicole Seligman	Director	March 11, 2020
Nicole Seligman

/s/ Arnold J. Levine, Ph.D.	Director	March 11, 2020
Arnold J. Levine, Ph.D.

/s/ Joel S. Marcus	Director	March 11, 2020
Joel S. Marcus

/s/ Neil Mendoza	Director	March 11, 2020
Neil Mendoza

/s/ Thomas E. Shenk, Ph.D.	Director	March 11, 2020
Thomas E. Shenk, Ph.D.