Form 10-Q
period 2020-03-31
MeiraGTx Holdings plc
filed 2020-05-07
CIK 1735438

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Registrant’s telephone number, including area code: (646) 860‑7985

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Small reporting company ☒

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

As of April 30, 2020, the registrant had 37,362,416 ordinary shares, $0.00003881 par value per share, outstanding.

Forward-Looking Statements

This Quarterly Report on Form 10‑Q (the “Form 10‑Q”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements contained in this Form 10‑Q that do not relate to matters of historical fact should be considered forward-looking statements, including, without limitation, statements regarding expectations regarding meetings with global regulatory authorities and the FDA, product pipeline, anticipated product benefits, goals and strategic priorities, product candidate development and status and expectations relating to clinical trials, growth expectations or targets and pre-clinical and clinical data expectations in respect of collaborations, including, in each case, in light of the COVID-19 pandemic, as well as statements that include the words “expect,” “intend,” “plan,” “believe,” “project,” “forecast,” “estimate,” “may,” “should,” “anticipate” and similar statements of a future or forward-looking nature. These forward-looking statements are based on management’s current expectations. These statements are neither promises nor guarantees, but involve known and unknown risks, uncertainties and other important factors that may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including, but not limited to, the important factors discussed under Item 1A. “Risk Factors” in this Form 10‑Q. These and other important factors could cause actual results to differ materially from those indicated by the forward-looking statements made in this Form 10‑Q. Any such forward-looking statements represent management’s estimates as of the date of this Form 10‑Q. While we may elect to update such forward-looking statements at some point in the future, unless required by law, we disclaim any obligation to do so, even if subsequent events cause our views to change. Thus, one should not assume that our silence over time means that actual events are bearing out as expressed or implied in such forward-looking statements. These forward-looking statements should not be relied upon as representing our views as of any date subsequent to the date of this Form 10‑Q.

Preliminary Notes

Unless the context otherwise requires, references in this Form 10‑Q to “Meira,” “we,” “us”, “our” and “the Company” refer to MeiraGTx Holdings plc and its subsidiaries.

i

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	March 31,	December 31,
	2020	2019

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$210,409,650	$227,233,384
Restricted cash	377,598	—
Accounts receivable - related party	27,979,259	23,337,377
Prepaid expenses	3,460,056	4,464,085
Tax incentive receivable	6,819,851	11,974,437
Other current assets	1,965,752	1,970,585
Total Current Assets	251,012,166	268,979,868

Property and equipment, net	25,430,812	23,858,108
Security deposits	709,886	951,138
In-process research and development	762,285	777,655
Restricted cash	—	123,376
Other assets	191,198	195,053
Right-of-use assets	26,561,496	29,002,448
TOTAL ASSETS	$304,667,843	$323,887,646

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$7,288,347	$3,759,339
Accrued expenses	12,784,394	18,083,757
Lease obligations, current	1,962,363	1,674,210
Deferred revenue - related party, current	20,930,133	25,678,515
Other current liabilities	60,780	—
Total Current Liabilities	43,026,017	49,195,821

Deferred revenue - related party	55,700,543	60,535,576
Lease obligations	19,172,729	21,504,340
Asset retirement obligations	1,652,570	1,654,755
Deferred income tax liability	191,198	195,053
TOTAL LIABILITIES	119,743,057	133,085,545

COMMITMENTS

SHAREHOLDERS' EQUITY:
Ordinary Shares, $0.00003881 par value, 1,288,327,750 authorized, 36,817,916 and 36,791,906 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	1,430	1,429
Capital in excess of par value	401,488,623	395,630,666
Accumulated other comprehensive income (loss)	2,151,882	(1,794,042)
Accumulated deficit	(218,717,149)	(203,035,952)
Total Shareholders' Equity	184,924,786	190,802,101
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$304,667,843	$323,887,646

See Notes to Condensed Consolidated Financial Statements

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

	For the Three Months Ended March 31,
	2020	2019

License revenue - related party	$4,209,576	$784,960

Operating expenses:
General and administrative	11,806,134	8,499,475
Research and development	8,083,342	12,976,229
Total operating expenses	19,889,476	21,475,704
Loss from operations	(15,679,900)	(20,690,744)
Other non-operating income (expense):
Foreign currency (loss) gain	(756,701)	2,718,400
Interest income	789,370	—
Interest expense	(33,966)	(9,574)
Net loss	(15,681,197)	(17,981,918)
Other comprehensive income (loss):
Foreign currency translation gain (loss)	3,945,924	(1,133,683)
Total comprehensive loss	$(11,735,273)	$(19,115,601)
Basic and diluted net loss per ordinary share	$(0.43)	$(0.62)
Weighted-average number of ordinary shares outstanding	36,624,950	28,776,915

See Notes to Condensed Consolidated Financial Statements

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

AS OF MARCH 31, 2020

(unaudited)

	Shareholders’ Equity
				Accumulated Other		Total
	Ordinary		Capital in Excess	Comprehensive	Accumulated	Shareholders'
	Shares	Amount	of Par Value	(Loss) Income	Deficit	Equity

Balance at December 31, 2019	36,791,906	$1,429	$395,630,666	$(1,794,042)	$(203,035,952)	$190,802,101
Exercise of share options	26,010	1	175,076	—	—	175,077
Share-based compensation	—	—	5,682,881	—	—	5,682,881
Foreign currency translation	—	—	—	3,945,924	—	3,945,924
Net loss for the three-month period ended March 31, 2020	—	—	—	—	(15,681,197)	(15,681,197)
Balance at March 31, 2020	36,817,916	$1,430	401,488,623	2,151,882	(218,717,149)	184,924,786

See Notes to Condensed Consolidated Financial Statements

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF

SHAREHOLDERS’ EQUITY

AS OF MARCH 31, 2019

(unaudited)

	Shareholders' Equity
				Accumulated Other		Total
	Ordinary		Capital in Excess	Comprehensive	Accumulated	Shareholders'
	Shares	Amount	of Par Value	Income (Loss)	Deficit	Equity

Balance at December 31, 2018	27,386,632	$1,064	$229,054,460	$293,666	$(148,289,717)	$81,059,473
Issuance of ordinary shares in connection with a license agreement	158,832	6	1,966,334	—	—	1,966,340
Sale of ordinary shares in connection with private placement, net of issuance costs of $2,426,953	5,797,102	225	77,572,822	—	—	77,573,047
Share-based compensation	—	—	2,934,991	—	—	2,934,991
Foreign currency translation	—	—	—	(1,133,683)	—	(1,133,683)
Net loss for the three-month period ended March 31, 2019	—	—	—	—	(17,981,918)	(17,981,918)
Balance at March 31, 2019	33,342,566	$1,295	$311,528,607	$(840,017)	$(166,271,635)	$144,418,250

See Notes to Condensed Consolidated Financial Statements

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(15,681,197)	$(17,981,918)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Ordinary shares issued in connection with license agreements	—	1,966,340
Share-based compensation expense	5,682,881	2,934,991
Foreign currency loss (gain)	756,701	(2,718,400)
Depreciation	815,423	499,641
Lease obligations	47,780	—
Loss on disposal of equipment, furniture and fixtures	7,550	—
Gain on termination of lease liability	(143,589)	—
Amortization of interest on asset retirement obligations	33,062	2,639
(Increase) decrease in operating assets:
Accounts receivable - related party	(4,705,613)	—
Prepaid expenses	827,980	188,044
Tax incentive receivable	4,628,464	—
Other current assets	(98,803)	2,523,388
Security deposits	190,839	130,949
Increase (decrease) in operating liabilities:
Accounts payable	3,944,220	304,716
Accrued expenses	(4,479,397)	(4,124,797)
Other current liabilities	—	(252,322)
Deferred revenue - related party	(4,209,576)	98,692,719
Net cash (used in) provided by operating activities	(12,383,275)	82,165,990

Cash flows from investing activities:
Purchase of property and equipment	(4,035,968)	(1,115,233)
Net cash used in investing activities	(4,035,968)	(1,115,233)

Cash flows from financing activities:
Payments on lease obligations - financing leases	(10,266)	(6,624)
Exercise of share options	175,077	—
Proceeds from the sale of ordinary shares	—	80,000,000
Issuance costs in connection with ordinary shares	—	(2,426,953)
Net cash provided by financing activities	164,811	77,566,423

Net (decrease) increase in cash, cash equivalents and restricted cash	(16,254,432)	158,617,180
Effect of exchange rate changes on cash	(315,080)	577,784
Cash, cash equivalents and restricted cash at beginning of period	227,356,760	68,203,551
Cash, cash equivalents and restricted cash at end of period	$210,787,248	$227,398,515

Supplemental disclosure of non-cash transactions:
Fixed asset acquisition included in accounts payable and accrued expenses at end of period	$2,505,098	$236,535
Lease obligations for right-of-use asset	$—	$10,930,367
Supplemental disclosure of cash flow information:
Cash paid for interest	$122	$553

See Notes to Condensed Consolidated Financial Statements

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.       Organization and Basis of Presentation:

The Company

MeiraGTx Holdings plc and subsidiaries (the “Company” or “Meira Holdings”), an exempted company incorporated under the laws of the Cayman Islands, is a vertically integrated, clinical-stage gene therapy company with six programs in clinical development and a broad pipeline of preclinical and research programs.  The Company has core capabilities in viral vector design and optimization and gene therapy manufacturing, as well as a potentially transformative gene regulation technology.  Led by an experienced management team, the Company has taken a portfolio approach by licensing, acquiring and developing technologies that give depth across both product candidates and indications.  The Company’s initial focus is on three distinct areas of unmet medical need: inherited retinal diseases, neurodegenerative diseases and severe forms of xerostomia.  Though initially focusing on the eye, central nervous system and salivary gland, the Company intends to expand its focus in the future to develop additional gene therapy treatments for patients suffering from a range of serious diseases. The Company also owns and operates a current good manufacturing practices, or cGMP, multi-product, multi-viral vector manufacturing facility in London, United Kingdom, which includes fill and finish capabilities and can supply the Company’s clinical and potential commercial material.

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

Interim Financial Statements

The accompanying condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10‑Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, the condensed consolidated financial statements include all adjustments (consisting of normal recurring accruals) necessary in order to make the condensed consolidated financial statements not misleading. Operating results for the three-month period ended March 31, 2020 are not necessarily indicative of the final results that may be expected for the year ended December 31, 2020. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2019 included in the Company’s Annual Report on Form 10‑K for the fiscal year ended December 31, 2019 (the “Form 10‑K”).

Liquidity

The Company has not yet achieved profitable operations. There is no assurance that profitable operations, if ever achieved, could be sustained on a continuing basis. In addition, development activities, clinical and preclinical testing, and commercialization of the Company’s product candidates will require significant additional financing. The Company’s accumulated deficit at March 31, 2020 totaled $218,717,149, and management expects to incur substantial losses in future periods. The success of the Company is subject to certain risks and uncertainties, including, among others: uncertainty of product development; competition in the Company’s field of use; uncertainty of capital availability; uncertainty in the Company’s ability to enter into agreements with collaborative partners; dependence on third parties; and dependence on key personnel. For the three-months ended March 31, 2020, the Company used $12,383,275 in cash flows from operations and there are no assurances that the Company will generate positive cash flows in the future. Additionally, there are no assurances that the Company will be successful in obtaining an adequate level of financing for the development and commercialization of its product candidates.

As of March 31, 2020, the Company had cash, cash equivalents and restricted cash in the amount of $210,787,248, which consisted of depository accounts. On January 30, 2019, the Company entered into a collaboration, option and license agreement with Janssen Pharmaceuticals, Inc. (“Janssen”), one of the Janssen Pharmaceuticals Companies of Johnson & Johnson (the “Collaboration Agreement”), for the research, development and commercialization of gene therapies for the treatment of inherited retinal diseases (“IRD”). Under the terms of the Collaboration Agreement, the Company received an upfront payment of $100,000,000. The Company also receives funding for certain research, manufacturing, clinical development and commercialization costs, potential additional milestone payments upon the achievement of such milestones and royalties on future net sales of products. The Company estimates that its cash, cash equivalents and restricted cash on-hand at March 31, 2020 will be sufficient to cover its expenses for at least the next twelve months from the date of issuance of these condensed consolidated financial statements.

Risks and Uncertainties

The Company operates in an industry that is subject to intense competition, government regulation and rapid technological change. The Company’s operations are subject to significant risk and uncertainties including financial, operational, technological, regulatory and other risks, including the potential risk of business failure.

There are also many uncertainties regarding the pandemic caused by the novel coronavirus, or COVID-19, and the Company is closely monitoring the impact of the pandemic on all aspects of its business, including how the pandemic will impact its financial condition, liquidity, operations, clinical studies, employees, vendors, and industry. While the pandemic did not materially affect the Company's financial results and business operations in the Company's first quarter ended March 31, 2020, the Company is unable to predict the impact that COVID-19 will have on its financial position and operating results in future periods due to numerous uncertainties. The Company will continue to assess the evolving impact of the COVID-19 pandemic and will make adjustments to its operations as necessary.

The Company’s capital resources and operations to date have been funded primarily with the proceeds from the Collaboration Agreement and private and public equity offerings. In the future, the Company may seek to raise additional capital through equity offerings, debt financings, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements or other sources to enable it to complete the development and potential commercialization of its product candidates. The COVID-19 outbreak and mitigation measures also have had and may continue to have an adverse impact on global economic conditions, which could have an adverse effect on our ability to raise capital when needed.

2.       Summary of Significant Accounting Policies and Recent Accounting Pronouncements:

Certain of the Company’s significant accounting policies are described below. All of the Company’s significant accounting policies are disclosed in the notes to the audited consolidated financial statements as of and for the year ended December 31, 2019 included in the Company’s Form 10‑K. Since the date of such financial statements, the Company has adopted the new accounting pronouncements which are disclosed further in this note.

Consolidation

The accompanying condensed consolidated financial statements include the accounts of Meira Holdings and its wholly owned subsidiaries:

MeiraGTx Limited, a limited company under the laws of England and Wales;

MeiraGTx, LLC, a Delaware corporation (“Meira LLC”);

MeiraGTx UK II Limited, a limited company under the laws of England and Wales (“Meira UK II”);

Arthrogen, B.V., a Netherlands corporation (“Arthrogen”);

BRI-Alzan, Inc., a Delaware corporation (“BRI-Alzan”);

MeiraGTx B.V., a Netherlands corporation (“Meira B.V.”);

MeiraGTx Neurosciences, Inc., a Delaware corporation (“Meira Neuro”); and

MeiraGTx UK Limited, a limited company under the laws of England and Wales (“Meira UK”).

All intercompany balances and transactions between the consolidated companies have been eliminated in consolidation.

Use of Estimates

Management considers many factors in selecting appropriate financial accounting policies and controls, and in developing the estimates and assumptions that are used in the preparation of these condensed consolidated financial statements. Management must apply significant judgment in this process. In addition, other factors may affect estimates, including expected business and operational changes, sensitivity and volatility associated with the assumptions used in developing estimates, and whether historical trends are expected to be representative of future trends. The estimation process often may yield a range of potentially reasonable estimates of the ultimate future outcomes and management must select an amount that falls within that range of reasonable estimates. This process may result in actual results differing materially from those estimated amounts used in the preparation of the financial statements if these results differ from historical experience, or other assumptions do not turn out to be substantially accurate, even if such assumptions are reasonable when made. In preparing these condensed consolidated financial statements, management used significant estimates in the following areas, among others: collaboration revenue (as disclosed in Note 7), the accounting for research and development costs, share-based compensation, leases, asset retirement obligations and tax incentive receivable.

Additionally, we have made estimates of the impact of the COVID-19 pandemic within our financial statements and there may be changes to those estimates in future periods. Actual results may differ from these estimates.

Foreign Currency Contracts

The Company uses foreign currency forward contracts to protect against changes in anticipated foreign currency cash flows resulting from changes in foreign currency exchange rates, primarily associated with non-functional currency denominated expenses. The foreign currency forward contracts outstanding as of March 31, 2020 had settlement dates within three-months. These instruments are recognized on the balance sheet at their estimated fair value. The Company does not designate its foreign currency forward contracts as part of a hedging transaction. Changes in the fair value are recorded each period within the Company’s consolidated statement of operations and comprehensive loss as a component of net loss.

Fair Value Measurements

Fair value is defined as the price that would be received upon sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date and in the principal or most advantageous market for that asset or liability. The fair value should be calculated based on assumptions that market participants would use in pricing the asset or liability, not on assumptions specific to the entity. In addition, the fair value of liabilities should include consideration of non-performance risk including the Company’s credit risk.

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

The table below represents the values of the Company’s financial assets and liabilities that are required to be measured at fair value on a recurring basis:

	Fair Value Measurement Using:
		Significant	Significant Other	Significant
	March 31,	Observable Inputs	Observable Inputs	Unobservable
Description	2020	(Level 1)	(Level 2)	(Level 3)
Restricted cash	$377,598	$377,598	$—	$—
Other current liabilities	$60,780	$—	$60,780	$—
Asset retirement obligations	$1,652,570	$—	$—	$1,652,570

	Fair Value Measurement Using:
		Significant	Significant Other	Significant
	December 31,	Observable Inputs	Observable Inputs	Unobservable
Description	2019	(Level 1)	(Level 2)	(Level 3)
Restricted cash	$123,376	$123,376	$—	$—
Asset retirement obligations	$1,654,755	$—	$—	$1,654,755

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

The change in asset retirement obligations is as follows:

	For the Three Months Ended March 31,
	2020	2019
Balance at beginning of period	$1,654,755	$128,119
Amortization of interest	33,062	2,639
Effects of exchange rate	(35,247)	3,058
Balance at end of period	$1,652,570	$133,816

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

Refer to the discussion in Note 7 for further information related to the accounting for the Janssen Collaboration Agreement.

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

Research and Development Services: The Company is incurring research and development costs, with Janssen responsible for up to 100% of the costs, depending on the type of research and development services being performed. The Company records costs associated with the development activities as research and development expenses in the condensed consolidated statements of operations and comprehensive loss consistent with ASC 730, Research and Development. The reimbursement of the research and development costs by Janssen is representative of the joint risk sharing nature of the arrangement. The Company considered the guidance in ASC 808 and recognizes the payments received from Janssen as a reduction to research and development expense when the related costs are incurred.

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

The following securities are considered to be ordinary share equivalents, but were not included in the computation of diluted net loss per ordinary share because to do so would have been anti-dilutive:

	March 31,	March 31,
	2020	2019
Restricted ordinary shares subject to forfeiture	108,864	544,312
Restricted share units	545,000	—
Share options	4,675,850	3,312,365
	5,329,714	3,856,677

Segment Information

Management has concluded it has a single reporting segment for purposes of reporting financial condition and results of operations.

The Company’s license revenue, research funding and deferred revenue from its Collaboration Agreement are generated in the United Kingdom.

The following table summarizes non-current assets by geographical area:

	March 31,	December 31,
	2020	2019
United States	$14,602,150	$14,354,792
United Kingdom	38,003,811	39,476,700
Netherlands	1,049,716	1,076,286
	$53,655,677	$54,907,778

Accounting Pronouncements Recently Adopted

In August 2018, the FASB issued ASU 2018‑13, Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurements, which changes the fair value measurement disclosure requirements of ASC 820. The goal of the ASU is to improve the effectiveness of ASC 820’s disclosure requirements by providing users of the financial statements with better information about assets and liabilities measured at fair value in the financial statements and notes thereto. The guidance is applicable for fiscal years beginning after December 15, 2019 and interim periods within those years. The adoption of the provisions of ASU 2018-13 did not have a material impact on the current financial statements.

In November 2018, the FASB issued ASU No. 2018‑18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606 (“ASU 2018‑18”). The standard amends ASC 808, Collaborative Arrangements and ASC 606, Revenue from Contracts with Customers, to clarify the interaction between collaborative arrangement participants that should be accounted for as revenue under ASC 606. In transactions when the collaborative arrangement participant is a customer in the context of a unit of account, revenue should be accounted for using the guidance in Topic 606. The amendments in ASU 2018‑18 are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The adaptation of ASU 2018‑18, did not have a material impact on the current financial statements.

Recent Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU 2016‑13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which adds a new Topic 326 to the Codification and removes the thresholds that companies apply to measure credit losses on financial instruments measured at amortized cost, such as loans, receivables, and held-to-maturity debt securities. Under current GAAP, companies generally recognize credit losses when it is probable that the loss has been incurred. The revised guidance will remove all recognition thresholds and will require companies to recognize an allowance for credit losses for the difference between the amortized cost basis of a financial instrument and the amount of amortized cost that the company expects to collect over the instrument’s contractual life. ASU 2016‑13 also amends the credit loss measurement guidance for available-for-sale debt securities and beneficial interests in securitized financial assets. The guidance is applicable for fiscal years beginning after December 15, 2019 and interim periods within those years, however, the FASB extended the effective date for smaller reporting companies to fiscal years beginning after December 15, 2022. The Company is currently evaluating the potential impact of the adoption of this standard on its related disclosures.

3.       Accrued Expenses

Accrued expenses for the periods presented are comprised of the following:

	March 31,	December 31,
	2020	2019
Clinical trial costs	$8,655,858	$7,788,077
Fixed assets	934,009	1,108,362
Manufacturing costs	816,522	—
Consulting	677,944	1,247,989
Compensation and benefits	674,558	6,850,335
Professional fees	487,927	486,743
Rent	299,764	283,876
Other	237,812	318,375
	$12,784,394	$18,083,757

4.       Share-Based Compensation

Equity Incentive Plans

The Company’s 2018 Incentive Award Plan and 2016 Equity Incentive Plan (collectively, the “Plans”) were adopted by the Company’s board of directors and shareholders. Under the Plans, the Company has granted share options and restricted share units (“RSUs”) to selected officers, employees and non-employee consultants. The Company’s board of directors or a committee thereof administers the Plans. Upon the adoption of the 2018 Incentive Award Plan, the Company ceased issuing awards under the 2016 Equity Incentive Plan.

Options

A summary of the Company’s share option activity related to employees, non-employee members of the board of directors and non-employee consultants as of and for the year-ended December 31, 2019 and the three-month period ended March 31, 2020 is as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining
	Number of	Exercise	Contractual
	Options	Price	Life (years)
Outstanding at December 31, 2018	3,254,365	$7.64
Granted	551,000	17.94
Exercised	(134,533)	4.14
Expired	—	—
Forfeited	(25,472)	9.37
Outstanding at December 31, 2019	3,645,360	9.31	8.45	years
Granted	1,106,500	20.24
Exercised	(26,010)	6.73
Expired	—	—
Forfeited	(50,000)	17.38
Outstanding at March 31, 2020	4,675,850	$11.82	8.38	years
Options exercisable at March 31, 2020	1,636,949	$7.65	7.51	years
Aggregate intrinsic value of options outstanding as of March 31, 2020	$17,470,736
Aggregate intrinsic value of options exercisable as of March 31, 2020	$9,706,669

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

The total fair value of options vested during the three-month periods ended March 31, 2020 and 2019 was $1,650,925 and $1,390,942, respectively.

The weighted-average grant date fair value of options granted during the three-month periods ended March 31, 2020 and 2019 was $15.24 and $9.64, respectively.

The grant date fair values of the share options granted were estimated using the Black-Scholes option valuation model with the following ranges of assumptions:

	2020	2019
Risk-free interest rate	0.72 - 2.56%	1.76 - 2.55%
Expected volatility	90%	90%
Expected dividend yield	0%	0%
Expected life (in years)	6.1	5.5 - 6.1

As of March 31, 2020, the total compensation expense relating to unvested options granted that had not yet been recognized was $29,244,344, which is expected to be realized over a period of 4.0 years. The Company will issue shares upon exercise of options from ordinary shares reserved under the Plans.

Restricted Share Units

On January 8, 2020 and March 6, 2020, the Company granted 505,000 and 40,000 RSUs to certain members of senior management and a consultant, respectively. The RSUs were valued at $20.30 and $16.45 per share, respectively, and the related share-based compensation expense, which is recognized ratably over the requisite service period, is included in general and administrative and research and development expenses in the condensed consolidated statements of operations and comprehensive loss.

These RSUs vest 50% on the second anniversary of the date of grant and 25% on each of the third and fourth anniversaries of the date of grant. Total share-based compensation expense in connection with the RSUs, in the amount of $598,295, was recorded as general and administrative and research and development expense during the three-month period ended March 31, 2020.

As of March 31, 2020, the total compensation expense relating to unvested RSUs granted that had not yet been recognized was $10,311,205, which is expected to be realized over a period of 4.0 years.

Restricted Ordinary Shares

On June 7, 2018, 1,306,348 restricted ordinary shares, which represented 5% of the fully-diluted outstanding shares of the Company as of such date, were issued to certain members of senior management in accordance with their employment agreements. One-third of such shares vested immediately, with the balance vesting quarterly over the next eight quarters beginning three months after the effectiveness of the Company’s registration statement on Form S‑1 filed with the Securities and Exchange Commission (“SEC”) on June 7, 2018 (the “Registration Statement”). The shares were valued at $15.00 per share and the related share-based compensation expense, which is recognized over the requisite service period, is included in general and administrative expenses in the condensed consolidated statements of operations and comprehensive loss. Additionally, under the terms of the employment agreements, the Company was required to pay the income taxes incurred by the grantees in connection with the grant of those restricted shares.

Total compensation expense in connection with the issuance of those restricted ordinary shares, in the amount of $3,576,526 and $3,772,650, of which $1,632,930 and $1,632,930 was share-based, was recorded as general and administrative expense during the three-month periods ended March 31, 2020 and 2019, respectively.

A summary of the restricted ordinary shares is as follows:

	Ordinary Shares	$ Value
Non-vested at December 31, 2019	217,726	$3,265,890
Vested during 2020	(108,862)	(1,632,930)
Non-vested at March 31, 2020	108,864	$1,632,960

During the three-month periods ended March 31, 2020 and 2019 the Company recognized total share-based compensation expense in the accompanying condensed consolidated statements of operations and comprehensive loss as follows:

	Three-month periods ended March 31,
	2020	2019
Research and development	$1,417,791	$834,314
General and administrative	4,265,090	2,100,677
Total share-based compensation	$5,682,881	$2,934,991

The Company does not expect to realize any tax benefits from its share option activity or the recognition of share-based compensation expense because the Company currently has net operating losses and has a full valuation allowance against its deferred tax assets. Accordingly, no amounts related to excess tax benefits have been reported in cash flows from operations or cash flows from financing activities for the three-month periods ended March 31, 2020 and 2019.

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

In connection with the offering, the Company also entered into a registration rights agreement whereby, promptly following the date on which the Company becomes eligible to use a registration statement on Form S‑3, but in no event later than July 31, 2019, the Company shall prepare and file a registration statement covering the resale of all of the Registrable Securities, as defined in the agreement. The Company filed the Form S‑3 on July 2, 2019 and the Form S‑3 was declared effective on July 16, 2019.

License Agreement

As discussed in Note 7, on March 21, 2019, the Company issued 158,832 ordinary shares in connection with a license agreement. In accordance with the license agreement, the cost basis of the shares was based on the closing share price on January 31, 2019.

6.       Income Taxes

The Company did not record a provision for income taxes for the three-month periods ended March 31, 2020 and 2019, as the Company has generated losses for all periods.

The Company periodically evaluates the realizability of its deferred tax assets based on all available evidence, both positive and negative. The realization of net deferred tax assets is dependent on the Company’s ability to generate sufficient future taxable income during periods prior to the expiration of tax attributes to fully utilize these assets. The Company weighed both positive and negative evidence and determined that there is a continued need for a full valuation allowance on its deferred tax assets (after consideration of the reversal of the deferred tax liabilities for the ROU assets and fixed assets) in the United States, United Kingdom and Netherlands as of March 31, 2020. Should the Company determine that it would be able to realize its remaining deferred tax assets in the foreseeable future, an adjustment to its remaining deferred tax assets would cause a material increase to income in the period such determination is made.

New Tax Legislation

 Many governments have enacted or are currently contemplating economic stimulus and financial aid measures. Many of these measures include deferring the due dates for tax payments, including both income tax and other taxes. The Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") was enacted on March 27, 2020 in the United States to address the economic impacts of the COVID-19 pandemic. The CARES Act includes corporate income tax, payroll tax, and other provisions. While the Company may receive financial, tax, or other benefits under the bill, this legislation did not impact the Company during the three months ended March 31, 2020. The Company is still assessing the impact of the CARES Act and other global measures and does not expect there to be a material impact to its income tax provision for the year ending December 31, 2020.

7.       Related-Party Transactions

Collaboration and License Agreements

Janssen Pharmaceuticals, Inc.

On January 30, 2019, the Company entered into a Collaboration Agreement with Janssen for the research, development and commercialization of gene therapies for the treatment of IRDs. Under the agreement, Janssen paid the Company a non-refundable upfront fee of $100.0 million. Janssen and the Company will collaborate to develop the Company’s current clinical programs in retinitis pigmentosa and two genetic forms of achromatopsia and Janssen has the exclusive right to commercialize these three product candidates (“Clinical IRD Product Candidates”) globally.

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

During the three months ended March 31, 2019, the Company received a $100.0 million non-refundable upfront fee from Janssen and allocated this amount plus other variable consideration not subject to constraint to each identified performance obligation using a combination of methods allowable under ASC 606. The Company applies the practical expedient in Topic 606 and does not include disclosures regarding amounts for variable consideration allocated to wholly-unsatisfied performance obligations or wholly-unsatisfied distinct goods that form part of a single performance obligation, if any. This variable consideration includes expected reimbursement of research and development costs. During the three-month periods ended March 31, 2020 and 2019, the Company recognized $4,209,576 and $784,960, respectively, of the deferred revenue – related party as license revenue. The Company also recognized $14,030,017 and $1,037,542, respectively, during the three-month periods ended March 31, 2020 and 2019 related to the reimbursement of research and development expenses which was recorded as an offset to research and development expenses. As of March 31, 2020, the Company expects to recognize the remaining $76,630,676 in deferred revenue associated with the non-refundable upfront fee over the estimated research and development period using the cost-to-cost input method over an estimated period of approximately 4.75 years.

A summary of the deferred revenue recognition is as follows:

Non-refundable upfront fee from Janssen	$100,000,000
Deferred revenue recognized as license revenue during the year ended December 31, 2019	(13,291,956)
Effects of exchange rate	(493,953)
Deferred revenue at December 31, 2019	86,214,091
Deferred revenue recognized as license revenue during the three months ended March 31, 2020	(4,209,576)
Effects of exchange rate	(5,373,839)
Deferred revenue at March 31, 2020	$76,630,676

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

Upon execution of the agreement, Janssen paid the stage 1 fee in the amount of $658,667 and such payment was recorded as deferred revenue – related party. The stage 1 fee was being amortized over the estimated research term of eight months. During the three-month periods ended March 31, 2020 and 2019, the Company amortized $0 and $238,473, respectively, of the deferred revenue, which was recorded as an offset to research and development expenses.

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

Total research and development expenses under this agreement for the three-month periods ended March 31, 2020 and 2019 were approximately $102,000 and $88,000, respectively.

Future obligations, under the agreement equal £165,878, or approximately $204,000, through October 2020.

The amount due to UCL under the master services agreement at March 31, 2020 and December 31, 2019 is $102,381 and $166,404, respectively, and is included in accounts payable and accrued expenses on the condensed consolidated balance sheets.

License Agreement

Effective February 4, 2015, the Company entered into an exclusive worldwide license agreement with UCL Business, PLC (“UCL Business”), to develop up to eight programs using certain ocular gene therapy technology. Under the terms of the agreement, the Company had agreed to pay UCL Business certain sales milestone payments, if achieved, in the aggregate amount of £39.8 million, or approximately $48.1 million using the exchange rate at March 31, 2020, and royalties on net sales, as defined upon commercialization. Additionally, the Company is responsible for all patent prosecution and maintenance costs incurred and has also agreed to pay UCL Business an annual maintenance fee of £50,000, or approximately $62,000, until the first commercial sale of a product. The agreement terminates upon the later of (i) the last valid claim in a relevant product, (ii) the expiration of regulatory exclusivity to all licensed products, or (iii) the 10th anniversary of the first commercial sale of a product.

On July 28, 2017, March 15, 2018 and September 7, 2018, the Company entered into additional exclusive worldwide license agreements with UCL Business under the same terms as the February 4, 2015 worldwide license agreement.

In January and February, 2019, the Company amended and restated the following agreements: (i) the License Agreement, dated February 4, 2015, as amended, between the Company and UCL Business; (ii) the License Agreement, dated July 28, 2017, as amended, between the Company and UCL Business; and (iii) the License Agreement, dated March 15, 2018, between the Company and UCL Business to establish new stand-alone license agreements for the following inherited retinal disease programs: (a) achromatopsia (“ACHM”) caused by mutations in CNGB3; (b) ACHM caused by mutations in CNGA3; (c) X-linked retinitis pigmentosa (“XLRP”); and (d) RPE65-mediated IRD.

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

The Company incurred research and development expenses under the agreements in the amount of $185,160 and $4,111,876, inclusive of the amendment payments of approximately $3,942,000, during the three-month periods ended March 31, 2020 and 2019, respectively.

Leases

ARE Lease

Effective July 1, 2016, the Company entered into a non-cancellable operating lease (the “ARE Lease”) for laboratory and related office facilities in New York with ARE-East River Science Park, LLC (“ARE”). The ARE Lease provided for monthly base rent and property management fees, including rent escalations and rent holidays, plus operating expenses during the lease term, which was scheduled to expire on December 31, 2021.  The Company recorded monthly rent expense on a straight-line basis from July 1, 2016 through December 31, 2021.

On January 28, 2020, the Company and ARE mutually agreed to terminate the lease with no further obligation for either party effective as of February 29, 2020.  Accordingly, the remaining right of use asset and operating lease liability in the amount of $825,888 and $969,477, respectively, was written off which resulted in a gain of $143,589.

Total rent expense under this operating lease was $81,260 and $121,888 for the three-month periods ended March 31, 2020 and 2019, respectively.

In connection with the signing of this lease, the Company entered into a standby letter of credit agreement for $122,866, which serves as a security deposit for the premises. The standby letter of credit initially expired on July 7, 2017, and automatically renewed annually. The standby letter of credit will be released no later than May 31, 2020.  This standby letter of credit is secured with restricted cash in a money market account.

Kadmon Lease

The Company leases office space on a month-to-month basis from Kadmon Corporation, LLC (“Kadmon”).

During the three-month periods ended March 31, 2020 and 2019, the Company incurred rent charges from Kadmon, in the amount of $145,755 and $140,793, respectively, which are included in loss from operations.

8.       Leases

The Company has commitments under operating leases for laboratory and office space. The Company also has finance leases for manufacturing space and office equipment. The Company’s leases have initial lease terms ranging from 3 years to 108 years. Certain lease agreements contain provisions for future rent increases. Payments due under the lease contracts include fixed payments. Total rent expense recorded under these leases was $759,372 and $89,661 for the three-month periods ended March 31, 2020 and 2019, respectively.

As of March 31, 2020, we have short term lease commitments amounting to approximately $53,000 on a monthly basis for three leases for office space that are month-to-month leases.

The components of lease cost for the three-months ended March 31, 2020 and 2019 are as follows:

	Three-month periods ended March 31,
	2020	2019
Finance lease cost
Amortization of right-of-use assets	$73,634	$85,415
Interest on lease liabilities	842	553
Total finance lease cost	74,476	85,968
Operating lease cost	1,027,242	6,625
Short-term lease cost	161,809	128,485
Total lease cost	$1,263,527	$221,078

Amounts reported in the condensed consolidated balance sheets for leases where we are the lessee as of March 31, 2020 and December 31, 2019 were as follows:

	March 31,		December 31,
	2020		2019
Operating leases
Right-of-use asset	$19,954,545		$21,857,600
Capitalized lease obligations	$21,097,186		$23,127,813
Finance leases
Right-of-use asset	$6,606,951		$7,144,848
Capitalized lease obligations	$37,906		$50,737
Weighted-average remaining lease term
Operating leases	7.7	years	7.9	years
Finance leases	106.7	years	107.0	years
Weighted-average discount rate
Operating leases	8.6%		8.5%
Finance leases	7.3%		7.3%

Other information related to leases as of the three-months ended March 31, 2020 and 2019 are as follows:

	Three-month periods ended March 31,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	$7,899	$6,625
Operating cash flows from operating leases	$737,005	$221,278
Financing cash flows from finance leases	$842	$553

Right-of-use assets obtained in exchange for lease liabilities
Operating leases	$—	$3,371,149
Finance leases	$—	$—

Future minimum lease payments under non-cancellable leases as of March 31, 2020 are as follows:

	Operating Leases	Finance Leases
2020	$2,675,818	$14,258
2021	3,783,853	15,820
2022	3,850,574	11,865
2023	3,919,297	—
2024	3,738,637	—
Thereafter	10,530,852	—
Total undiscounted lease payments	$28,499,031	$41,943
Less: Imputed interest	(7,401,845)	(4,037)
Total lease liabilities	$21,097,186	$37,906

9.     Commitments

There were no new material commitments entered into during the three months ended March 31, 2020.

10.     Subsequent Event

On April 9, 2020 (the “Closing Date”), the Company acquired Emrys Bio Inc. (“Emrys”), a pre-clinical biopharmaceutical company developing brain-derived neurotrophic factor gene therapy for treatment of genetic obesity disorders, as well as the development of gene therapy product candidates for other central nervous system diseases. The Company entered into an agreement to acquire Emrys pursuant to an Agreement and Plan of Merger (the “Emrys Merger Agreement”), dated as of April 9, 2020, by and among the Company, Emrys, and EB Acquisition, Inc., a wholly-owned subsidiary of the Company (“Merger Sub”), the Emrys stockholders and the Emrys stockholder representative, pursuant to which Merger Sub was merged with and into Emrys, with Emrys being the surviving corporation (the “Merger”). As a result of the Merger, Emrys became a wholly-owned subsidiary of the Company and was renamed MeiraGTx Bio Inc.

As part of the entry into the Emrys Merger Agreement, the parties to the Agreement and Plan of Merger (the “Vector Merger Agreement”), dated October 5, 2018, entered into an Amendment and Waiver to the Vector Agreement by and among the Company, VN Acquisition, Inc., VN Acquisition 2, Inc., the former Vector Neurosciences Inc. (“Vector”) stockholders and the Vector stockholder representative, to terminate and waive all milestone payments payable under the Vector Merger Agreement that were otherwise required if specified regulatory milestones were met, and to terminate and waive all royalty payments that were otherwise required to be paid under the Vector Merger Agreement. Several of the selling Emrys shareholders were also shareholders of Vector.

In connection with the acquisition of Emrys and the termination and waiver of the milestone and royalty payments otherwise required under the Vector Merger Agreement, the consideration to Emrys selling shareholders consisted of an aggregate of 580,000 of the Company’s ordinary shares of which (i) 232,000 ordinary shares were issued on the Closing Date, (ii) 290,000 restricted ordinary shares were issued on the Closing Date, with 50% of such restricted ordinary shares scheduled to vest on each of the first and second anniversaries of the Closing Date, and (iii) 58,000 ordinary shares will be issued 18 months following the Closing Date, provided that the shares described in clauses (ii) and (iii) are subject to certain indemnification claims under the Emrys Merger Agreement.  Total consideration of $7.7 million was based on the closing price of the Company’s ordinary shares of $13.25 per share on the Closing Date.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of financial condition and operating results together with our financial statements and related notes appearing in this Quarterly Report on Form 10‑Q (“Form 10‑Q”) and those included in our Annual Report on Form 10‑K for the year ended December 31, 2019 (the “Form 10‑K”). Some of the information contained in this discussion and analysis or set forth elsewhere in this Form 10‑Q, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many important factors, including those set forth in the “Risk Factors” section of this Form 10‑Q, our actual results could differ materially from the results described in, or implied by, the forward-looking statements contained in the following discussion and analysis. For convenience of presentation some of the numbers have been rounded in the text below. Unless the context requires otherwise, references in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to the “Company,” “we,” “us” and “our” refer to MeiraGTx Holdings plc and its subsidiaries.

Overview

We are a vertically integrated, clinical-stage gene therapy company with six programs in clinical development and a broad pipeline of preclinical and research programs. We have core capabilities in viral vector design and optimization, gene therapy manufacturing as well as a potentially transformative gene regulation technology. Led by an experienced management team, we have taken a portfolio approach by licensing, acquiring and developing technologies that give us depth across both product candidates and indications. Though initially focusing on ophthalmology, salivary gland and neurodegenerative disease programs, we intend to expand our focus in the future to develop additional gene therapy treatments for patients suffering from a range of serious diseases.

We are an exempted company incorporated under the laws of the Cayman Islands in 2018, and prior to that, we commenced operations as MeiraGTx Limited, a private limited company incorporated under the laws of England and Wales in 2015. Our discussion of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). Since our formation, we have devoted substantially all of our resources to developing our technology platform, establishing our viral vector manufacturing facilities and developing manufacturing processes, advancing the product candidates in our ophthalmology, salivary gland and neurodegenerative disease programs, building our intellectual property portfolio, organizing and staffing our company, developing our business plan, raising capital, and providing general and administrative support for these operations. In 2016, we completed the acquisition of assets held by BRI-Alzan, Inc., a Delaware corporation, including a worldwide license agreement to develop certain preclinical technology for the treatment of amyotrophic lateral sclerosis (“ALS”). In October 2018, we acquired Vector Neurosciences, Inc., a Delaware corporation. In connection with that acquisition, we acquired its rights to the clinical stage gene therapy product candidate adeno-associated virus encoding glutamic acid decarboxylase (“AAV-GAD”) gene therapy program which had completed a randomized, sham-controlled Phase 2 study for treatment of Parkinson’s disease. In October 2019, we acquired Arthrogen, B.V., a private company with limited liability incorporated in the Netherlands, which specialized in the development of viral gene therapy vectors, in particular adeno-associated virus-based therapeutics.  To date, we have financed our operations primarily with cash on-hand and proceeds from the sales of our Series A ordinary shares, convertible preferred C shares and ordinary shares. Through March 31, 2020, we received gross proceeds of approximately $358.7 million from sales of our ordinary shares, Series A ordinary shares and convertible preferred C shares and $100.0 million from the collaboration, option and license agreement, dated January 30, 2019, with Janssen Pharmaceuticals, Inc. (“Janssen”), one of the Janssen Pharmaceuticals Companies of Johnson & Johnson (the “Collaboration Agreement”). As of March 31, 2020, we had cash and cash equivalents of $210.4 million.

We are a clinical-stage company and have not generated any product revenues to date. We have six clinical programs and a pipeline of preclinical programs. Since inception, we have incurred significant operating losses. Our net losses for the three months ended March 31, 2020 and 2019 were $15.7 million and $18.0 million, respectively. As of March 31, 2020, we had an accumulated deficit of $218.7 million. We do not expect to generate revenue from sales of any products for several years, if at all. In March 2019, we received an upfront payment in the amount of $100.0 million from the Collaboration Agreement. Additionally, pursuant to the Collaboration Agreement, we are eligible to receive research and development funding and potential milestone payments and royalties.

Our total operating expenses were $19.9 million and $21.5 million for the three months ended March 31, 2020 and 2019, respectively. While we expect our operating expenses to increase substantially in connection with our ongoing development activities related to our product candidates, we believe that these increases will be partially offset by the research funding in connection with the Collaboration Agreement. We anticipate that our expenses will increase due to costs associated with our clinical development program targeting achromatopsia due to mutations in the CNGB3 or CNGA3 gene, inherited retinal dystrophy caused by mutations in RPE65, and X-linked retinitis pigmentosa, or XLRP. In addition, we expect to continue incurring increasing costs associated with our clinical activities for AAV-AQP1 for the treatment of radiation-induced xerostomia and xerostomia associated with Sjogren’s syndrome. We are currently working with regulatory agencies to determine the path forward for clinical development of AAV-GAD. We also expect to incur expenses related to research activities in additional therapeutic areas to expand our pipeline, hiring additional personnel in manufacturing, research, clinical operations, quality and other functional areas, and associated cash and share-based compensation expense, as well as the further development of internal manufacturing capabilities and capacity and other associated costs including the management of our intellectual property portfolio.

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

Based on our cash, cash equivalents and restricted cash at March 31, 2020, we estimate that such funds will be sufficient to enable us to fund our operating expenses and capital expenditure requirements into 2022. We have based these estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. See “Liquidity and Capital Resources.” Because of the numerous risks and uncertainties associated with the development of our product candidates, any future product candidates, our platform and technology and because the extent to which we may enter into collaborations with third parties for development of any of our product candidates is unknown, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidates. Our future capital requirements will depend on many factors, including:

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

Highlights and Recent Developments

During the first quarter of 2020, we remained focused on achieving our most important priorities for patients, including advancing our inherited retinal disease programs, progressing our xerostomia program through ongoing clinical studies, preparing for the next clinical trial of AAV-GAD for Parkinson’s disease and planning the buildout of our second viral vector and plasmid manufacturing facility.  In response to the COVID-19 pandemic, we are working closely with our development partners and clinical sites to implement solutions enabling continuity of study conduct while protecting the health and safety of employees, patients and healthcare providers. We are actively monitoring and managing our response to the COVID-19 pandemic and assessing actual and potential impacts to our business, prospects, financial condition and results of operations, which could further impact the developments, trends and expectations described in this Form 10-Q.

Recent Clinical Development Highlights

Inherited Retinal Disease Portfolio

•

We remain on track to report data from the ongoing Phase 1/2 clinical trial of AAV-RPGR for the treatment of X-linked retinitis pigmentosa in 2020 and continue to engage with global regulatory authorities as anticipated to advance our IRD programs.

AAV-AQP1 for the treatment of Grade 2/3 Radiation-Induced Xerostomia

•

Patients who have been treated in our Phase 1/2 AQUAx trial are continuing post-treatment follow-up assessments. We anticipate that treatment of new patients will resume in the second quarter of 2020. We expect to report preliminary clinical data from this trial in the second half of 2020.

AAV-GAD for the treatment of Parkinson’s Disease

•	We have initiated the process for cGMP-grade AAV-GAD material and expect to file an Investigational New Drug (IND) application in late 2020 or early 2021.

Recent Corporate Development Highlights

Manufacturing and Supply Chain

•	We continue to anticipate that our cGMP plasmid production facility will be operational by the end of 2020, and that our second cGMP viral vector manufacturing facility will be operational in 2021.
•

We have not experienced COVID-19 related supply chain disruptions and do not anticipate encountering supply chain disruptions that will impact our ability to support our current manufacturing and clinical trial activities.

Components of Our Results of Operations

License Revenue

Our license revenue consisted of the amortization of the upfront payment we received in connection with the Collaboration Agreement.

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

Research and development activities are central to our business model. We expect that our research and development expenses will continue to increase substantially for the foreseeable future as we initiate additional preclinical and clinical trials of our existing product candidates and continue to discover and develop additional product candidates. These increases in research and development costs will be partially offset by the research funding provided in connection with the Collaboration Agreement we entered into in January 2019.

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

Other non-operating income (expense)

Other non-operating income (expense) includes the following:

Foreign currency (loss) gain

Our condensed consolidated financial statements are presented in U.S. dollars, which is our reporting currency. The financial position and results of operations of our subsidiaries MeiraGTx UK II Limited, Arthrogen B.V. and MeiraGTx B.V. are measured using the foreign subsidiaries’ local currency as the functional currency. MeiraGTx UK II Limited’s cash accounts holding U.S. dollars are remeasured based upon the exchange rate at the date of remeasurement with the resulting gain or loss included in the condensed consolidated statements of operations and comprehensive loss. Expenses of such subsidiaries have been translated into U.S. dollars at average exchange rates prevailing during the period. Assets and liabilities have been translated at the rates of exchange on the condensed consolidated balance sheet date. The resulting translation gain and loss adjustments are recorded directly as a separate component of shareholders’ equity and as other comprehensive loss on the condensed consolidated statements of operations and comprehensive loss.

Critical Accounting Policies and Use of Estimates

Management’s discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with the accounting principles generally accepted in the United States of America. The preparation of these condensed consolidated financial statements requires us to make estimates and judgements that affect the reporting amounts of assets, liabilities and expenses and the disclosure of contingent assets and liabilities in our condensed consolidated financial statements. On an ongoing basis, we evaluate our estimates and judgements, including those related to license and collaboration revenue, share-based compensation and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgements about the carrying value of assets and liabilities that are not readily apparent from our sources. Actual results may differ from these estimates under different assumptions.

The Company’s critical accounting policies, significant judgements and estimates are included in the Company’s  Form 10‑K for the year ended December 31, 2019 and Note 2 to our unaudited condensed consolidated financial statements included elsewhere in this Form 10‑Q.

Results of Operations

Comparison of Three Months Ended March 31, 2020 and 2019

	2020	2019	Change
License revenue - related party	$4,209,576	$784,960	$3,424,616
Operating expenses:
General and administrative	$11,806,134	$8,499,475	$3,306,659
Research and development	8,083,342	12,976,229	(4,892,887)
Total operating expenses	19,889,476	21,475,704	(1,586,228)
Loss from operations	(15,679,900)	(20,690,744)	5,010,844
Other non-operating income (expense)
Foreign currency (loss) gain	(756,701)	2,718,400	(3,475,101)
Interest income	789,370	—	789,370
Interest expense	(33,966)	(9,574)	(24,392)
Net loss	$(15,681,197)	$(17,981,918)	$2,300,721

License Revenue

License revenue was $4.2 million for the three months ended March 31, 2020, compared to $0.8 million for the three months ended March 31, 2019.  This increase represents increased amortization of the $100.0 million upfront payment received in connection with the Collaboration Agreement

General and Administrative Expenses

General and administrative expenses were $11.8 million for the three months ended March 31, 2020, compared to $8.5 million for the three months ended March 31, 2019. The increase of $3.3 million was primarily due to increases of $2.2 million in share-based compensation,  $1.0 million in payroll and payroll related costs, $0.5  million in insurance and $0.4  million in rent and facilities costs,  which was partially offset by a decrease of $0.4 million in legal fees and $0.4 million in consulting fees.

Research and Development Expenses

Research and development expenses for the three months ended March 31, 2020 were $8.1 million, compared to $13.0 million for the three months ended March 31, 2019. The decrease of $4.9 million was primarily due to an increase of $12.7 million in research funding provided under our Collaboration Agreement with Janssen, which was partially offset by an increase of $7.3 million in costs related to the manufacture of material for our clinical trial costs and $0.5 million in costs related to our clinical trials.

Foreign Currency Gain (Loss)

Foreign currency loss was $0.8 million for the three months ended March 31, 2020 compared to a gain of $2.7 million for the three months ended March 31, 2019. The decrease of $3.5 million was primarily due to a strengthening of the U.S. dollar against the pound sterling during the three months ended March 31, 2020.

Other Comprehensive Income (Loss) – Foreign Currency Translation Gain (Loss)

Foreign currency translation adjustments resulted in a translation gain of $3.9 million for the three months ended March 31, 2020 compared to a translation loss of $1.1 million for the three months ended March 31, 2019 due to a strengthening of the U.S. dollar against the pound sterling during the three months ended March 31, 2020.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses. For the three months ended March 31, 2020, we used  $12.4 million in cash flows from operations. We did not generate positive cash flows from operations during the quarter and there are no assurances that we will generate positive cash flows in the future. Additionally, there are no assurances that we will be successful in obtaining an adequate level of financing for the development and commercialization of our product candidates. We expect to incur significant expenses and operating losses for the foreseeable future as we advance the preclinical and clinical development of our product candidates. We expect that our research and development and general and administrative costs will increase in connection with conducting preclinical studies and clinical trials for our product candidates, building out internal capacity to have products manufactured to support preclinical studies and clinical trials, expanding our intellectual property portfolio, and providing general and administrative support for our operations. In addition, we expect to expand our manufacturing and supply chain capabilities in the coming months. As a result, we will need additional capital to fund our operations, which we may obtain from additional equity or debt financings, collaborations, licensing arrangements, or other sources.

We do not currently have any approved products and have never generated any revenue from product sales. We have historically financed our operations primarily through cash on hand and proceeds from the sale of our ordinary shares, series A ordinary shares and convertible preferred C shares. In March 2019, we received $100.0 million in connection with the Collaboration Agreement, which also provides us with research funding, and we are eligible to receive potential milestone payments and royalties.

Based on our current cash and cash equivalents on hand and the research funding we expect to receive under the Collaboration Agreement, we estimate that we will be able to fund our operating expenses and capital expenditure requirements into 2022.  We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect.

Cash Flows

As of March 31, 2020, we had $210.8 million of cash, cash equivalents and restricted cash.

	For the three-month periods ended March 31,
	2020	2019
Net cash (used in) provided by operating activities	$(12,383,275)	$82,165,990
Net cash used in investing activities	(4,035,968)	(1,115,233)
Net cash provided by financing activities	164,811	77,566,423
(Decrease) increase in cash	$(16,254,432)	$158,617,180

Operating Activities

During the three months ended March 31, 2020, our cash used in operating activities of $12.4 million was primarily due to our net loss of $15.7 as we incurred expenses associated with research activities on our clinical programs, manufacturing of our clinical trial materials, preclinical research programs and general and administrative expenses.  The net loss included non-cash charges of $7.2 million, which consisted of $5.7 million of share-based compensation, foreign currency loss of $0.8 million, and depreciation and amortization of $0.8 million, which was partially offset by a gain on termination of lease liability of $0.1 million. Additionally, operating assets, consisting of accounts receivable, prepaid expenses, tax incentive receivable, security deposits and other current assets, decreased by $0.8 million and operating liabilities, consisting of accounts payable, accrued expenses, and deferred revenue, decreased by $4.7 million.

During the three months ended March 31, 2019, our cash provided by operating activities of $82.2 million was primarily due to our receipt of a $100.0 million upfront payment received from the Collaboration Agreement, which was partially offset by a net loss of $18.0 million as we incurred expenses associated with research activities on our clinical programs and research activities for our other product candidates and incurred general and administrative expenses. The loss included non-cash charges of $2.7 million, which consisted of $2.9 million of share-based compensation, $2.0 million for shares issued in connection with license agreements, depreciation of $0.5 million, which was partially offset by a foreign currency gain of $2.7 million. Additionally, operating assets, consisting of prepaid expenses, security deposits and other current assets, increased by $2.8 million and operating liabilities, consisting of accounts payable, accrued expenses and other liabilities decreased by $4.1 million, which was partially offset by amortization of the deferred revenue of $1.1 million.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2020 and 2019 of $4.0 million and $1.1 million, respectively, consisted primarily of purchases of property and equipment for our manufacturing, laboratory and process development facilities and buildout costs of our new facilities.

Financing Activities

Net cash provided by financing activities was $0.2 million for the three months ended March 31, 2020, which consisted primarily of gross proceeds of $0.2 million from the exercise of share options.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The following section updates “Item 7A. Quantitative and Qualitative Disclosures of Market Risk” in the Annual Report on Form 10‑K for the fiscal year ended December 31, 2019 and should be read in conjunction with that report as well as our condensed consolidated financial statements included in “Part 1, Item 1. Financial Statements” of this Quarterly Report on Form 10-Q.

We currently operate in the United States and the United Kingdom.  Our activities in these countries expose us to currency exchange rate fluctuations, including due to the impact of the COVID-19 pandemic, primarily between the U.S. Dollar and the British Pound Sterling and Euro.  When the U.S. Dollar strengthens against these currencies, the U.S. Dollar value of non-U.S. Dollar based losses increases.  To the extent that our international activities recorded in local currencies increase in the future, our exposure to fluctuations in currency exchange rates will correspondingly increase.  As of March 31, 2020, we held foreign currency forward contracts with notional amounts totaling $3.79 million and had a net fair value of $3.73 million. With respect to our foreign currency exposures as of March 31, 2020, a 10% unfavorable movement in foreign currency exchange rates would not expose us to a significant increase in net loss.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer), evaluated, as of the end of the period covered by this Form 10‑Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a‑15(e) and 15d‑15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) concluded that our disclosure controls and procedures were effective at the reasonable assurance level at the end of the period covered by this Form 10-Q.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act) during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are not subject to any material legal proceedings.

Item 1A. Risk Factors.

Investing in our ordinary shares involves a high degree of risk. You should consider carefully the risks described below, together with the other information included or incorporated by reference in this Form 10‑Q. If any of the following risks occur, our business, financial condition, results of operations and future growth prospects could be materially and adversely affected. In these circumstances, the market price of our ordinary shares could decline. Other events that we do not currently anticipate or that we currently deem immaterial may also affect our business, prospects, financial condition and results of operations, particularly in light of the fast-changing nature of the COVID-19 pandemic, containment measures and the related impacts to economic and operating conditions.

Risks Related to Our Financial Position and Need for Additional Capital

We have incurred significant losses since inception and anticipate that we will incur continued losses for the foreseeable future, and may never achieve or maintain profitability.

We are a clinical stage company with limited operating history. We were formed and began operations in 2015. We have never been profitable and do not expect to be profitable in the foreseeable future. We have incurred net losses since inception, including net losses of approximately $15.7 million and $18.0 million for the three months ended March 31, 2020 and March 31, 2019, respectively. As of March 31, 2020, we had an accumulated deficit of approximately $218.7 million. Since our inception, we have devoted substantially all of our resources to developing our technology platform, establishing our viral vector manufacturing facilities and developing manufacturing processes, advancing the product candidates in our ophthalmology, salivary gland and neurodegenerative disease programs, building our intellectual property portfolio, organizing and staffing our company, developing our business plans, raising capital, and providing general and administrative support for these operations. We have not yet demonstrated an ability to successfully complete large-scale, pivotal clinical trials, obtain marketing approval, manufacture product at a commercial scale, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Typically, it takes about six to ten years to develop a new drug from the time it enters Phase 1 clinical trials to when it is approved for treating patients, but in many cases it may take longer. Consequently, predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing genetic medicine products.

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

We expect to spend substantial amounts to complete the development of, seek regulatory approvals for and commercialize our product candidates. We will require additional capital, which we may raise through equity offerings, debt financings, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements or other sources to enable us to complete the development and potential commercialization of our product candidates. The COVID-19 outbreak and mitigation measures also have had and may continue to have an adverse impact on global economic conditions, which could have an adverse effect on our ability to raise capital when needed. Furthermore, we expect to continue to incur costs associated with operating as a public company. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative effect on our financial condition and our ability to pursue our business strategy. In addition, attempting to secure additional financing may divert the time and attention of our management from day-to-day activities and harm our product candidate development efforts. If we are unable to raise capital when needed or on acceptable terms, we would be forced to delay, reduce or eliminate certain of our research and development programs.

Our operations have consumed significant amounts of cash since inception. As of March 31, 2020, our cash and cash equivalents were $210.8 million. Based on our cash and cash equivalents at March 31, 2020 and the research funding we expect to receive under the Collaboration Agreement, we estimate that such funds will be sufficient to enable us to fund our operating expenses and capital expenditure requirements into 2022. This estimate is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances could cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more than currently expected because of circumstances beyond our control. Because the length of time and activities associated with successful development of our product candidates is uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:

•

the progress, timing, costs and results of our ongoing clinical development for our X-linked retinitis pigmentosa product candidate, AAV-RPGR, for our CNGB3 achromatopsia gene therapy product candidate, AAV-CNGB3, for our CNGA3 achromatopsia gene therapy product candidate, AAV-CNGA3, for our RPE65‑associated retinal dystrophy product candidate, AAV-RPE65, for our radiation induced xerostomia product candidate, AAV-AQP1, and to continue to conduct our ongoing natural history studies for inherited retinal diseases, or IRDs;

•	the progress, timing, costs and results of our clinical development program for our product candidate for the treatment of Parkinson’s disease, AAV-GAD;
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

Our future success and ability to generate product revenue is substantially dependent on our ability to successfully develop, obtain regulatory approval for and successfully commercialize our product candidates. We currently have no products that are approved for commercial sale and may never be able to develop marketable products. We have invested and expect to continue to invest a meaningful portion of our efforts and expenditures over the next few years in the development of AAV-RPGR, AAV-GAD, AAV-CNGB3, AAV-CNGA3, AAV-RPE65 and AAV-AQP1 (the “Most Advanced Product Candidates”), which will require additional clinical development, management of clinical and manufacturing activities, regulatory approval in multiple jurisdictions, manufacturing sufficient supply, building of a commercial organization, substantial investment and significant marketing efforts before we can generate any revenues from any commercial sales. While we have entered into a Collaboration Agreement with Janssen with respect to AAV-CNGB3, AAV-CNGA3 and AAV-RPGR, pursuant to which we received a $100 million upfront payment and will also receive funding for certain research, manufacturing, clinical development and commercialization costs, potential additional milestone payments upon the achievement of such milestones and royalties on future net sales of products, there can be no assurance that these three product candidates will be successfully developed and commercialized by us and Janssen.  Accordingly, our business currently depends heavily on the successful development, regulatory approval and commercialization of our Most Advanced Product Candidates, which may never occur. We cannot be certain that our Most Advanced Product Candidates will be successful in clinical trials, receive regulatory approval or be successfully commercialized even if we receive regulatory approval. Even if we receive approval to market our Most Advanced Product Candidates from the FDA, EMA or other regulatory bodies, we cannot be certain that our product candidates will be successfully commercialized by us or our collaborators, widely accepted in the marketplace or more effective than other commercially available alternatives. Additionally, the research, testing, manufacturing, labeling, approval, sale, marketing and distribution of gene therapy products are and will remain subject to extensive and evolving regulation by the FDA, EMA and other regulatory authorities. We are not permitted to market our Most Advanced Product Candidates in the United States until they receive approval of a biologics license application, or BLA, from the FDA, we cannot market them in the European Union until we receive approval for a Marketing Authorization Application, or MAA, from the EMA, and we cannot market them in other countries until we receive any other required regulatory approval in those countries.

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

Risks Related to Discovery, Development, Clinical Testing, Manufacturing and Regulatory Approval

The outbreak of the novel coronavirus disease, COVID-19, or other pandemic, epidemic or outbreak of an infectious disease may materially and adversely impact our business, including our preclinical studies and clinical trials.

In December 2019, the novel coronavirus disease, COVID-19, was identified in Wuhan, China. This virus has been declared a pandemic and has spread to multiple global regions, including the United States, the United Kingdom and Europe. The outbreak and government measures taken in response have also had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services, such as travel, has fallen. In response to the spread of COVID-19, we have implemented a work-from-home policy and have restricted on-site activities to certain manufacturing functions and readiness and limited laboratory and support activities only.

As a result of the COVID-19 pandemic or other pandemic, epidemic or outbreak of an infectious disease, we may experience disruptions that could severely impact our business, preclinical studies, clinical trials and laboratory and manufacturing activities, including:

•	delays or difficulties in enrolling patients in our clinical trials;

•	delays or difficulties in clinical site initiation, including difficulties in recruiting clinical site investigators and clinical site staff;

•

diversion of healthcare resources away from the conduct of clinical trials, including the diversion of hospitals serving as our clinical trial sites and hospital staff supporting the conduct of our clinical trials;

•

interruption of key clinical trial activities, such as clinical trial site data monitoring, due to limitations on travel imposed or recommended by federal, state, local or foreign governments, employers and others, or interruption of clinical trial subject visits and study procedures, which may impact the integrity of subject data and clinical study endpoints;

•	interruption or delays in the operations of the FDA, EMA or other regulatory authorities, which may impact review and approval timelines;

•

interruption of, or delays in, the manufacturing of our product candidates due to staffing shortages, governmental restrictions relating to on-site activities, production slowdowns or stoppages and supply chain disruptions;

•	slowdowns or problems with the selection and construction of our new manufacturing facilities;

•	interruptions in preclinical studies due to restricted or limited operations at our laboratory facilities;

•

limitations on employee resources that would otherwise be focused on the conduct of our preclinical studies and clinical trials, including because of sickness of employees or their families or the desire of employees to avoid contact with large groups of people; and

•	interruption or delays to our sourced discovery and clinical activities.

The COVID-19 pandemic continues to rapidly evolve. The extent to which the outbreak impacts our business, preclinical studies and clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the pandemic, travel restrictions and social distancing in the United States, the United Kingdom and other countries, business closures or business disruptions, and the effectiveness of actions taken in the United States, the United Kingdom and other countries to contain and treat the disease, respond to the reduction in global economic activity and resume normal economic and operating conditions.  If we or any of the third parties with whom we engage experience prolonged shutdowns or other business disruptions, our ability to conduct our business in the manner and on the timelines presently planned could be materially and negatively impacted. The pandemic and public and private responses to the pandemic may lead to deterioration of economic conditions, an economic downturn and/or a recession, at a global scale, which could materially affect our performance, financial condition, results of operations, and cash flows.

In addition, COVID-19 could affect our employees, our vendors and their employees or the employees of companies with which we do business, thereby disrupting our business operations. We have implemented work-at-home policies and may experience limitations in employee resources. Our increased reliance on personnel working from home may negatively impact productivity, or disrupt, delay, or otherwise adversely impact our business. In addition, this could increase our cyber security risk due to increases in malware campaigns and phishing attacks preying on the uncertainties surrounding COVID-19, create data accessibility concerns, and make us more susceptible to communication disruptions, any of which could adversely impact our business operations or delay necessary interactions with regulators, laboratory and manufacturing sites, research or clinical trial sites and other important agencies and contractors.

We intend to identify and develop product candidates based on our novel gene therapy platform, which makes it difficult to predict the time and cost of product candidate development. Very few gene therapies have been approved in the United States or in Europe.

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
•

business interruptions resulting from geopolitical actions, including war and terrorism, or a widespread health emergency, such as the COVID-19 pandemic, or natural disasters including earthquakes, typhoons, floods and fires, or from economic or political instability;

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

A sponsor may seek approval of its product candidate under programs designed to accelerate the FDA’s review and approval of new drugs and biological products that meet certain criteria. For example, the FDA has a Fast Track program that is intended to expedite or facilitate the process for reviewing new products that meet certain criteria. Specifically, new drugs and biological products are eligible for Fast Track designation if they are intended to treat a serious or life-threatening disease or condition and demonstrate the potential to address unmet medical needs, or if the drug has been designated as a qualified infectious disease product. Fast Track designation applies to the combination of the product and the specific indication for which it is being studied. Under Fast Track, the FDA may consider for review sections of the BLA on a rolling basis before the complete application is submitted if relevant criteria are satisfied, including an agreement with the FDA on the proposed schedule for the submission of portions of the BLA, and the payment of applicable user fees before the FDA may initiate a review. Even if Fast Track designation is granted, it may be rescinded if the product no longer meets the qualifying criteria. In April 2018, AAV-RPGR was designated a Fast Track program by the FDA for the treatment of X-linked retinitis pigmentosa owing to defects in RPGR. In August 2018, AAV-CNGB3 was designated a Fast Track program by the FDA for the treatment of achromatopsia caused by CNGB3 mutations to improve visual function.

Similarly, the EMA has established the PRIME scheme to expedite the development and review of product candidates that show a potential to address to a significant extent an unmet medical need, based on early clinical data. In February 2018, AAV-CNGB3 for the treatment of achromatopsia associated with defects in CNGB3 was admitted to the PRIME scheme of the EMA. In February 2020, AAV-RPGR for the treatment of X-linked retinitis pigmentosa owing to defects in RPGR was admitted to the PRIME scheme of the EMA.

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

In the United States, orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax credits for qualified clinical testing, and user-fee waivers. In addition, if a product receives the first FDA approval of that drug for the indication for which it has orphan designation, the product is entitled to orphan drug exclusivity, which means the FDA may not approve any other application to market the same drug for the same indication for a period of seven years, except in limited circumstances, such as a showing of clinical superiority over the product with orphan exclusivity or where the manufacturer is unable to assure the availability of sufficient quantities of the orphan drug to meet the needs of patients with the rare disease or condition. Under the FDA’s regulations, the FDA will deny orphan drug exclusivity to a designated drug upon approval if the FDA has already approved another drug with the same principal molecular structural features, in the case of biologic, for the same indication, unless the drug is demonstrated to be clinically superior to the previously approved drug. In the European Union, orphan drug designation entitles a party to financial incentives such as reduction of fees or fee waivers and ten years of market exclusivity following approval for the approved therapeutic indication. This period may be reduced to six years if, at the end of the fifth year, the orphan drug designation criteria are no longer met, including where it is shown that the drug is sufficiently profitable not to justify maintenance of market exclusivity. In the European Union, a marketing authorization for an orphan designated product will not be granted if a similar drug has been approved in the European Union for the same therapeutic indication, unless the applicant can establish that its product is safer, more effective or otherwise clinically superior. A similar drug is a product containing a similar active substance or substances as those contained in an already authorized product. Similar active substance is defined as an identical active substance, or an active substance with the same principal molecular structural features (but not necessarily all of the same molecular features) and which acts via the same mechanism.

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

In addition to our existing manufacturing facility in London, United Kingdom, we may lease, operate, purchase, or construct additional facilities to conduct expanded manufacturing or other related activities in the future. We are in the planning stages of expanding our manufacturing capabilities to build a second viral vector facility as well as a cGMP plasmid production facility.  Expanding our manufacturing capacity to produce the preclinical, clinical and commercial supply of our products will require selection and construction of the additional facilities, substantial additional expenditures, time, and various regulatory approvals and permits, all of which may be impacted by the COVID-19 pandemic. Further, we will need to hire and train significant numbers of employees and managerial personnel to staff our expanding manufacturing and supply chain operations. Start-up costs can be large, and scale-up entails significant risks related to process development and manufacturing yields. In addition, we may face difficulties or delays in developing or acquiring the necessary production equipment and technology to manufacture sufficient quantities of our product candidates for use in clinical trials and, should they be approved, to supply the commercial market at reasonable costs and in compliance with applicable regulatory requirements.

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

In addition, our clinical trials may compete with other clinical trials for product candidates that are in the same therapeutic areas as our product candidates or approved products for the same clinical indications, and this competition may reduce the number and types of patients available to us, because some patients who might have opted to enroll in our trials may instead opt to enroll in a trial being conducted by one of our competitors, or choose to be treated using a commercially available product, such as Luxturna marketed by Spark Therapeutics, Inc. for the treatment of RPE65-associated retinal disease.

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

Even if we and / or our collaboration partners, as applicable, obtain FDA or EMA approval for AAV-GAD, AAV-RPGR, AAV-CNGB3, AAV-CNGA3, AAV-RPE65 or AAV-AQP1 in the United States or European Union, we may never obtain approval for or commercialize it in any other jurisdiction, which would limit our ability to realize their full market potential.

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

We do not have any infrastructure for the sales, marketing or distribution of our products, and the cost of establishing and maintaining such an organization may exceed the cost-effectiveness of doing so or we may seek collaborative arrangements or external funding to commercialize our product candidates. For example, Janssen will be solely responsible for the commercialization of AAV-RPGR, AAV-CNGB3 and AAV-CNGA3 pursuant to our Collaboration Agreement with them.  With respect to our other current and future product candidates, we would expect to build a focused sales, distribution and marketing infrastructure to market our product candidates in the United States and European Union, if approved, or seek to enter into collaborative relationships for such capabilities. There are significant expenses and risks involved with establishing our own sales, marketing and distribution capabilities, including our ability to hire, retain and appropriately incentivize qualified individuals, generate sufficient sales leads, provide adequate training to sales and marketing personnel, and effectively manage a geographically dispersed sales and marketing team. Any failure or delay in the development of our internal sales, marketing and distribution capabilities could delay any product launch, which would adversely impact the commercialization of our product candidates. Additionally, if the commercial launch of our product candidates for which we recruit a sales force and establish marketing capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel.

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

If any of our products are approved for commercialization, we have entered into, and intend to enter into, agreements with third parties to market them in certain jurisdictions outside the United States and the European Union, such as under our Collaboration Agreement with Janssen. We expect that we and our third-party collaborators will be subject to additional risks related to international pharmaceutical operations, including:

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
•

business interruptions resulting from geopolitical actions, including war and terrorism, or widespread health emergencies, such as the COVID-19 pandemic, or natural disasters including earthquakes, typhoons, floods and fires, or from economic or political instability;

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

The ACA includes a subtitle called the Biologics Price Competition and Innovation Act of 2009, or BPCIA, which created an abbreviated approval pathway for biological products that are biosimilar to or interchangeable with an FDA-licensed reference biological product. Under the BPCIA, an application for a biosimilar product may not be submitted to the FDA until four years following the date that the reference product was first licensed by the FDA. In addition, the approval of a biosimilar product may not be made effective by the FDA until 12 years from the date on which the reference product was first licensed by the FDA. During this 12‑year period of exclusivity, another company may still market a competing version of the reference product if the FDA approves a full BLA for the competing product containing the sponsor’s own pre-clinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity and potency of the other company’s product. The law is complex and is still being interpreted and implemented by the FDA. As a result, its ultimate impact, implementation, and meaning are subject to uncertainty.

We believe that any of our product candidates approved as a biological product under a BLA should qualify for the 12-year period of exclusivity. However, there is a risk that any of our product candidates approved as a biological product under a BLA would not qualify for the 12‑year period of exclusivity or that this exclusivity could be shortened due to congressional action or otherwise, or that the FDA will not consider our product candidates to be reference products for competing products, potentially creating the opportunity for generic competition sooner than anticipated. Other aspects of the BPCIA, some of which may impact the BPCIA exclusivity provisions, have also been the subject of recent litigation. Moreover, the extent to which a biosimilar, once licensed, will be substituted for any one of our reference products in a way that is similar to traditional generic substitution for non-biological products is not yet clear, and will depend on a number of marketplace and regulatory factors that are still developing.

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

We and our third-party manufacturers may also encounter difficulties or delays in manufacturing of our product candidates or the plasmid used in the production of our product candidates. Geopolitical actions, natural disaster or a widespread health emergency, such as the COVID-19 pandemic, could impact our supply chain. To the extent that we or our third-party manufacturers are located in geographies affected by these matters, it may result in the temporary closing of manufacturing facilities and may increase the costs associated with manufacturing our product candidates.

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

We have entered into collaboration agreements with third parties for the development and commercialization of our product candidates, including our Collaboration Agreement with Janssen for the development and commercialization of AAV-CNGB3, AAV-CNGA3 and AAV-RPGR. We have also entered into a manufacturing research collaboration agreement with Janssen to further develop processes for manufacturing AAV viral vectors.  We may seek additional collaborative relationships in the future. Failure to obtain a collaborative relationship for our product candidates may significantly impair their commercial potential. We also may need to enter into collaborative relationships to provide funding to support our other research and development programs. The process of establishing and maintaining collaborative relationships is difficult, time-consuming and involves significant uncertainty, such as:

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

In addition, defending such claims would cause us to incur substantial expenses and, if we are not successful in defending such claims, it could cause us to pay substantial damages if we are found to be infringing a third party’s patent rights. These damages potentially include increased damages (possibly treble damages) and attorneys’ fees if we are found to have infringed such rights willfully. Further, if a patent infringement suit is brought against us or our third-party service providers, our development, manufacturing or sales activities relating to the product or product candidate that is the subject of the suit may be delayed or terminated. As a result of patent infringement claims, or in order to avoid potential infringement claims, we may choose to seek, or be required to seek, a license from the third party, which may require payment of substantial royalties or fees, or require us to grant a cross-license under our intellectual property rights. These licenses may not be available on reasonable terms or at all. Even if a license can be obtained on reasonable terms, the rights may be nonexclusive, which would give our competitors access to the same intellectual property rights. If we are unable to enter into a license on acceptable terms, we could be prevented from commercializing one or more of our product candidates, or forced to modify such product candidates, or to cease some aspect of our business operations, which could harm our business significantly. We might also be forced to redesign or modify our product candidates so that we no longer infringe the third-party intellectual property rights, which may result in significant cost or delay to us, or which redesign or modification could be impossible or technically infeasible. Even if we were ultimately to prevail, any of these events could require us to divert substantial financial and management resources that we would otherwise be able to devote to our business. In addition, if the breadth or strength of protection provided on the patents and patent applications we own or in-license is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates.

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

As of March 31, 2020, we had 172 full-time employees. We will need to significantly expand our organization, and we may have difficulty identifying, hiring and integrating new personnel. Future growth would impose significant additional responsibilities on our management, including the need to identify, recruit, maintain, motivate and integrate additional employees, consultants and contractors. Also, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If our management is unable to effectively manage our expected growth, our expenses may increase more than expected, our potential ability to generate revenue could be reduced and we may not be able to implement our business strategy. Many of the biotechnology companies that we compete against for qualified personnel and consultants have greater financial and other resources, different risk profiles and a longer history in the industry than we do. If we are unable to continue to attract and retain high-quality personnel and consultants, the rate and success at which we can discover and develop product candidates and operate our business will be limited.

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

We have, and may in the future, enter into transactions to acquire other businesses, products or technologies. If we do identify suitable candidates, we may not be able to make such acquisitions on favorable terms, or at all. Any acquisitions we make may not strengthen our competitive position, and these transactions may be viewed negatively by customers or investors. We may decide to incur debt in connection with an acquisition or issue our ordinary shares or other equity securities to the shareholders of the acquired company, which would reduce the percentage ownership of our existing shareholders. We could incur losses resulting from undiscovered liabilities of the acquired business that are not covered by the indemnification we may obtain from the seller. In addition, we may not be able to successfully integrate the acquired personnel, technologies and operations into our existing business in an effective, timely and nondisruptive manner. Acquisitions may also divert management attention from day-to-day responsibilities, increase our expenses and reduce our cash available for operations and other uses. We cannot predict the number, timing or size of future acquisitions or the effect that any such transactions might have on our operating results.

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

Our share price is likely to be volatile. The stock market in general and the market for smaller biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. Additionally, the trading prices for our ordinary shares and the shares of other smaller biopharmaceutical companies have been highly volatile as a result of the COVID-19 pandemic.  As a result of this volatility, you may not be able to sell your ordinary shares at or above your purchase price. The market price for our ordinary shares may be influenced by many factors, including:

•	the success of competitive products or technologies;
•	actual or expected changes in our growth rate relative to our competitors;
•	results of clinical trials of our product candidates or those of our competitors;
•	developments related to our existing or any future collaborations;
•	regulatory or legal developments in the United States and other countries;
•	development of new product candidates that may address our markets and make our product candidates less attractive;
•	changes in physician, hospital or healthcare provider practices that may make our product candidates less useful;
•	announcements by us, our partners or our competitors of significant acquisitions, strategic partnerships, joint ventures, collaborations or capital commitments;
•	developments or disputes concerning patent applications, issued patents or other proprietary rights;
•	the recruitment or departure of key personnel;
•	the level of expenses related to any of our product candidates or clinical development programs;
•	failure to meet or exceed financial estimates and projections of the investment community or that we provide to the public;
•	the results of our efforts to discover, develop, acquire or in-license additional product candidates or products;
•	actual or expected changes in estimates as to financial results, development timelines or recommendations by securities analysts;
•	variations in our financial results or those of companies that are perceived to be similar to us;
•	changes in the structure of healthcare payment systems;
•	market conditions in the pharmaceutical and biotechnology sectors;

•	general economic, industry and market conditions;
•	changes in accounting principles; and
•	the other factors described in this “Item 1A. Risk Factors” section and elsewhere in this Form 10‑Q.

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

As of March 31, 2020, our executive officers, directors and shareholders who owned more than 5% of our outstanding ordinary shares and their respective affiliates, in the aggregate, hold ordinary shares representing approximately 57.7% of our outstanding ordinary shares.

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

In addition, certain of our employees, executive officers, directors and affiliated stockholders have entered, or may enter into, Rule 10b5-1 plans providing for sales of shares of our ordinary shares from time to time. Under a Rule 10b5-1 plan, a broker executes trades pursuant to parameters established by the employee, director, officer or affiliated shareholder when entering into the plan, without further direction from the employee, officer, director or affiliated shareholder. A Rule 10b5-1 plan may be amended or terminated in some circumstances. Our employees, executive officers, directors and affiliated stockholders also may buy or sell additional shares outside of a Rule 10b5-1 plan when they are not in possession of material, nonpublic information.

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

We are also a smaller reporting company, and we will remain a smaller reporting company until the fiscal year following the determination that our voting and non-voting ordinary shares held by non-affiliates is more than $250 million measured on the last business day of our second fiscal quarter, or our annual revenues are more than $100 million during the most recently completed fiscal year and our voting and non-voting ordinary shares held by non-affiliates is more than $700 million measured on the last business day of our second fiscal quarter. Similar to emerging growth companies, smaller reporting companies are able to provide simplified executive compensation disclosure, are exempt from the auditor attestation requirements of Section 404, and have certain other reduced disclosure obligations, including, among other things, being required to provide only two years of audited financial statements and not being required to provide selected financial data, supplemental financial information or risk factors.

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

Under Cayman Islands law, we may only make distributions by way of dividend out of profits, or out of our share premium account (provided that immediately following the date that the dividend is proposed to be paid we are able to pay our debts as they fall due in the ordinary course of business). We have never declared or paid any cash dividends on our ordinary shares. We currently anticipate that we will retain future earnings for the development, operation and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future. As a result, capital appreciation, if any, of our ordinary shares would be your sole source of gain on an investment in our ordinary shares for the foreseeable future. See the “Dividend Policy” section of the Form 10‑K for the year ended December 31, 2019 for additional information.

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

The NOL carryforwards and UK carryforward tax losses are subject to review and possible adjustment by the U.S., UK and state tax authorities. NOL carryforwards and UK carryforward tax losses may become subject to limitations in the event of certain cumulative changes in the ownership interest of significant shareholders, as defined under Sections 382 Internal Revenue Code, as well as the Corporation Tax Act 2010 Part 14 under the UK tax rules. This could limit the amount of NOLs or carryforward tax losses that we can utilize annually to offset future taxable income or tax liabilities. We have conducted a review of changes in the ownership interest of significant shareholders and determined that as of December 31, 2019, there were no limitations in the UK. However, for U.S. purposes, we have determined that a change of ownership occurred in November 2016. We are still in the process of determining the annual limitation on losses that occurred prior to November 2016. Subsequent ownership changes and changes to the UK (or US) tax rules in respect of the utilization of losses carried forward may further affect the limitation in future years.

Additionally, we have not undertaken a study on the completeness of the U.S. research and development and orphan drug credits. As such, the U.S. research and development and orphan drug credits may change and may be subject to review and adjustment by the tax authorities.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith

10.1#	Separation and Release Agreement, dated January 7, 2020, between MeiraGTx Holdings plc and Bruce Gottlieb.					*

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a‑14(a) and 15d‑14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a‑14(a) and 15d‑14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**

101.INS	XBRL Instance Document					*

101.SCH	XBRL Taxonomy Extension Schema Document					*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					*

*     Filed herewith.

**   Furnished herewith.

#     Management contract or compensation plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MeiraGTx Holdings plc (Registrant)

Date: May 7, 2020	By:	/s/ Alexandria Forbes
Alexandria Forbes
Chief Executive Officer
(principal executive officer and authorized signatory)

Date: May 7, 2020	By:	/s/ Richard Giroux
Richard Giroux
Chief Financial Officer and Chief Operating Officer
(principal financial officer and principal accounting officer)