Form 10-Q
period 2020-06-30
MeiraGTx Holdings plc
filed 2020-08-06
CIK 1735438

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of July 31, 2020, the registrant had 37,362,916 ordinary shares, $0.00003881 par value per share, outstanding.

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

Preliminary Notes

Unless the context otherwise requires, references in this Form 10-Q to “Meira,” “we,” “us”, “our” and “the Company” refer to MeiraGTx Holdings plc and its subsidiaries.

i

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	June 30,	December 31,
	2020	2019

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$194,811,181	$227,233,384
Accounts receivable - related party	24,432,392	23,337,377
Prepaid expenses	7,318,772	4,464,085
Tax incentive receivable	6,777,863	11,974,437
Other current assets	1,868,559	1,970,585
Total Current Assets	235,208,767	268,979,868

Property and equipment, net	27,807,875	23,858,108
Security deposits	705,515	951,138
In-process research and development	774,727	777,655
Restricted cash	—	123,376
Other assets	194,318	195,053
Right-of-use assets	25,920,174	29,002,448
TOTAL ASSETS	$290,611,376	$323,887,646

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,089,350	$3,759,339
Accrued expenses	18,491,860	18,083,757
Lease obligations, current	2,137,788	1,674,210
Deferred revenue - related party, current	23,003,106	25,678,515
Total Current Liabilities	46,722,104	49,195,821

Deferred revenue - related party	50,691,547	60,535,576
Lease obligations	18,555,378	21,504,340
Asset retirement obligations	1,682,515	1,654,755
Deferred income tax liability	194,318	195,053
TOTAL LIABILITIES	117,845,862	133,085,545

COMMITMENTS

SHAREHOLDERS' EQUITY:
Ordinary Shares, $0.00003881 par value, 1,288,327,750 authorized, 37,362,416 and 36,791,906 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	1,451	1,429
Capital in excess of par value	414,229,672	395,630,666
Accumulated other comprehensive income (loss)	2,669,474	(1,794,042)
Accumulated deficit	(244,135,083)	(203,035,952)
Total Shareholders' Equity	172,765,514	190,802,101
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$290,611,376	$323,887,646

See Notes to Condensed Consolidated Financial Statements

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

	For the Three-Month Periods Ended June 30,		For the Six-Month Periods Ended June 30,
	2020	2019	2020	2019

License revenue - related party	$2,473,705	$1,981,676	$6,683,281	$2,766,636

Operating expenses:
General and administrative	11,497,270	13,437,171	23,303,404	21,936,646
Research and development	16,202,065	9,771,754	24,285,405	22,747,983
Total operating expenses	27,699,335	23,208,925	47,588,809	44,684,629
Loss from operations	(25,225,630)	(21,227,249)	(40,905,528)	(41,917,993)
Other non-operating income (expense):
Foreign currency (loss) gain	(351,863)	283,175	(1,108,567)	3,001,575
Interest income	193,604	39,726	982,975	39,726
Interest expense	(34,045)	(9,454)	(68,011)	(19,028)
Loss before income taxes	(25,417,934)	(20,913,802)	(41,099,131)	(38,895,720)
Benefit for income taxes	—	91,390	—	91,390
Net loss	(25,417,934)	(20,822,412)	(41,099,131)	(38,804,330)
Other comprehensive income:
Foreign currency translation gain, net of tax of $0, for the three-month and six-month periods ended June 30, 2020, and $91,390 for the three-month and six-month periods ended June 30, 2019	517,592	1,579,882	4,463,516	446,199
Total comprehensive loss	$(24,900,342)	$(19,242,530)	$(36,635,615)	$(38,358,131)
Net loss	$(25,417,934)	$(20,822,412)	$(41,099,131)	$(38,804,330)
Basic and diluted net loss per ordinary share	$(0.69)	$(0.63)	$(1.12)	$(1.26)
Weighted-average number of ordinary shares outstanding	36,969,682	32,827,029	36,797,316	30,814,639

See Notes to Condensed Consolidated Financial Statements

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

FOR THE PERIOD ENDED JUNE 30, 2020

(unaudited)

	Shareholders’ Equity
				Accumulated Other		Total
	Ordinary		Capital in Excess	Comprehensive	Accumulated	Shareholders'
	Shares	Amount	of Par Value	(Loss) Income	Deficit	Equity

Balance at December 31, 2019	36,791,906	$1,429	$395,630,666	$(1,794,042)	$(203,035,952)	$190,802,101
Exercise of share options	26,010	1	175,076	—	—	175,077
Share-based compensation	—	—	5,682,881	—	—	5,682,881
Foreign currency translation	—	—	—	3,945,924	—	3,945,924
Net loss for the three-month period ended March 31, 2020	—	—	—	—	(15,681,197)	(15,681,197)
Balance at March 31, 2020	36,817,916	$1,430	$401,488,623	$2,151,882	$(218,717,149)	$184,924,786
Share-based compensation	—	—	5,056,069	—	—	5,056,069
Issuance of shares in connection with asset acquisitions	544,500	21	7,684,980	—	—	7,685,001
Foreign currency translation	—	—	—	517,592	—	517,592
Net loss for the three-month period ended June 30, 2020	—	—	—	—	(25,417,934)	(25,417,934)
Balance at June 30, 2020	37,362,416	$1,451	$414,229,672	$2,669,474	$(244,135,083)	$172,765,514

See Notes to Condensed Consolidated Financial Statements

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

FOR THE PERIOD ENDED JUNE 30, 2019

(unaudited)

	Shareholders' Equity
				Accumulated Other		Total
	Ordinary		Capital in Excess	Comprehensive	Accumulated	Shareholders'
	Shares	Amount	of Par Value	Income (Loss)	Deficit	Equity

Balance at December 31, 2018	27,386,632	1,064	229,054,460	293,666	(148,289,717)	$81,059,473
Issuance of ordinary shares in connection with a license agreement	158,832	6	1,966,334	—	—	1,966,340
Sale of ordinary shares in connection with private placement, net of issuance costs of $2,426,953	5,797,102	225	77,572,822	—	—	77,573,047
Share-based compensation	—	—	2,934,991	—	—	2,934,991
Foreign currency translation	—	—	—	(1,133,683)	—	(1,133,683)
Net loss for the three-month period ended March 31, 2019	—	—	—	—	(17,981,918)	(17,981,918)
Balance at March 31, 2019	33,342,566	$1,295	$311,528,607	$(840,017)	$(166,271,635)	$144,418,250
Exercise of share options	225	—	1,267	—	—	1,267
Share-based compensation	—	—	4,386,123	—	—	4,386,123
Foreign currency translation, net of income taxes	—	—	—	1,579,882	—	1,579,882
Net loss for the three-month period ended June 30, 2019	—	—	—	—	(20,822,412)	(20,822,412)
Balance at June 30, 2019	33,342,791	$1,295	$315,915,997	$739,865	$(187,094,047)	$129,563,110

See Notes to Condensed Consolidated Financial Statements

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(41,099,131)	$(38,804,330)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Ordinary shares issued in connection with license agreement	—	1,966,340
Share-based compensation expense	10,738,950	7,321,114
Foreign currency loss (gain)	1,108,567	(3,001,575)
Depreciation	1,755,739	1,036,283
Lease obligations	142,961	(19,454)
Loss on disposal of equipment, furniture and fixtures	105,716	—
Gain on termination of lease liability	(143,589)	—
Amortization of interest on asset retirement obligations	66,385	5,277
Issuance of shares in connection with asset acquisition	7,685,001	—
Benefit for income taxes	—	(91,390)
(Increase) decrease in operating assets:
Accounts receivable - related party	(1,136,508)	—
Prepaid expenses	(3,063,580)	(1,331,780)
Tax incentive receivable	4,628,464	—
Other current assets	(10,055)	(591,153)
Security deposits	190,839	(245,835)
Increase (decrease) in operating liabilities:
Accounts payable	(704,304)	266,910
Accrued expenses	1,153,994	(2,355,789)
Deferred revenue - related party	(6,683,281)	96,267,249
Net cash (used in) provided by operating activities	(25,263,832)	60,421,867

Cash flows from investing activities:
Purchase of property and equipment	(6,951,980)	(2,206,996)
Net cash used in investing activities	(6,951,980)	(2,206,996)

Cash flows from financing activities:
Payments on lease obligations - financing leases	(15,881)	(13,365)
Exercise of share options	175,077	1,267
Proceeds from the issuance of ordinary shares	—	80,000,000
Issuance costs in connection with ordinary shares	—	(2,426,953)
Net cash provided by financing activities	159,196	77,560,949

Net (decrease) increase in cash, cash equivalents and restricted cash	(32,056,616)	135,775,820
Effect of exchange rate changes on cash	(488,963)	417,022
Cash, cash equivalents and restricted cash at beginning of period	227,356,760	68,203,551
Cash, cash equivalents and restricted cash at end of period	$194,811,181	$204,396,393

Supplemental disclosure of non-cash transactions:
Issuance of shares in connection with asset acquisition	$7,685,001	$—
Issuance of shares in connection with a license agreement	$—	$1,966,340
Fixed asset acquisition included in accounts payable and accrued expenses at end of period	$161,008	$71,473
Lease obligations for right-of-use asset	$—	$24,462,830
Supplemental disclosure of cash flow information:
Cash paid for interest	$136	$991

See Notes to Condensed Consolidated Financial Statements

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.       Organization and Basis of Presentation:

The Company

MeiraGTx Holdings plc and subsidiaries (the “Company” or “Meira Holdings”), an exempted company incorporated under the laws of the Cayman Islands, is a vertically integrated, clinical-stage gene therapy company with six programs in clinical development and a broad pipeline of preclinical and research programs.  The Company has core capabilities in viral vector design and optimization and gene therapy manufacturing, as well as a potentially transformative gene regulation technology.  Led by an experienced management team, the Company has taken a portfolio approach by licensing, acquiring and developing technologies that give depth across both product candidates and indications.  The Company’s initial focus is on three distinct areas of unmet medical need: inherited retinal diseases, neurodegenerative diseases and severe forms of xerostomia.  Though initially focusing on the eye, central nervous system and salivary gland, the Company intends to expand its focus in the future to develop additional gene therapy treatments for patients suffering from a range of serious diseases. The Company also owns and operates a current good manufacturing practices, or cGMP, multi-product, multi-viral vector manufacturing facility in London, United Kingdom, which includes fill and finish capabilities and can supply the Company’s clinical and potential commercial material. Additionally, on August 4, 2020, the Company entered into agreements to purchase its second cGMP viral vector manufacturing facility and its first cGMP plasmid production facility in Shannon, Ireland to expand its manufacturing and supply chain capabilities. See Note 11, Subsequent Event, for additional information.

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

Interim Financial Statements

The accompanying condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, the condensed consolidated financial statements include all adjustments (consisting of normal recurring accruals) necessary in order to make the condensed consolidated financial statements not misleading. Operating results for the six-month period ended June 30, 2020 are not necessarily indicative of the final results that may be expected for the year ending December 31, 2020. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2019 included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (the “Form 10-K”).

Liquidity

The Company has not yet achieved profitable operations. There is no assurance that profitable operations, if ever achieved, could be sustained on a continuing basis. In addition, development activities, clinical and preclinical testing, and commercialization of the Company’s product candidates will require significant additional financing. The Company’s accumulated deficit at June 30, 2020 totaled $244,135,083, and management expects to incur substantial losses in future periods. The success of the Company is subject to certain risks and uncertainties, including, among others: uncertainty of product development; competition in the Company’s field of use; uncertainty of capital availability; uncertainty in the Company’s ability to enter into agreements with collaborative partners; dependence on third parties; and dependence on key personnel. For the six-months ended June 30, 2020, the Company used $25,263,832 in cash flows from operations and there are no assurances that the Company will generate positive cash flows in the future. Additionally, there are no assurances that the Company will be successful in obtaining an adequate level of financing for the development and commercialization of its product candidates.

As of June 30, 2020, the Company had cash and cash equivalents in the amount of $194,811,181, which consisted of depository accounts. On January 30, 2019, the Company entered into a collaboration, option and license agreement with Janssen Pharmaceuticals, Inc. (“Janssen”), one of the Janssen Pharmaceuticals Companies of Johnson & Johnson (the “Collaboration Agreement”), for the research, development and commercialization of gene therapies for the treatment of inherited retinal diseases (“IRD”). Under the terms of the Collaboration Agreement, the Company received an upfront payment of $100,000,000. The Company also receives funding for certain research, manufacturing, clinical development and commercialization costs, potential additional milestone payments upon the achievement of such milestones and royalties on future net sales of products. The Company estimates that its cash and cash equivalents on-hand at June 30, 2020 will be sufficient to cover its expenses for at least the next twelve months from the date of issuance of these condensed consolidated financial statements.

Risks and Uncertainties

The Company operates in an industry that is subject to intense competition, government regulation and rapid technological change. The Company’s operations are subject to significant risk and uncertainties including financial, operational, technological, regulatory and other risks, including the potential risk of business failure.

There are also many uncertainties regarding the pandemic caused by the novel coronavirus, or COVID-19, and the Company is closely monitoring the impact of the pandemic on all aspects of its business, including how the pandemic will impact its financial condition, liquidity, operations, clinical studies, employees, vendors, and industry. While the pandemic did not materially affect the Company's financial results and business operations in the six-month period ended June 30, 2020, the Company is unable to predict the impact that COVID-19 will have on its financial position and operating results in future periods due to numerous uncertainties. The Company will continue to assess the evolving impact of the COVID-19 pandemic and will make adjustments to its operations as necessary.

The Company’s capital resources and operations to date have been funded primarily with the proceeds from the Collaboration Agreement and private and public equity offerings. In the future, the Company may seek to raise additional capital through equity offerings, debt financings, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements or other sources to enable it to complete the development and potential commercialization of its product candidates. The COVID-19 outbreak and mitigation measures also have had, and may continue to have, an adverse impact on global economic conditions, which could have an adverse effect on the Company’s ability to raise capital when needed.

2.       Summary of Significant Accounting Policies and Recent Accounting Pronouncements:

Certain of the Company’s significant accounting policies are described below. All of the Company’s significant accounting policies are disclosed in the notes to the audited consolidated financial statements as of and for the year ended December 31, 2019 included in the Company’s Form 10-K. Since the date of such financial statements, the Company has adopted the new accounting pronouncements which are disclosed further in this note.

Consolidation

The accompanying condensed consolidated financial statements include the accounts of Meira Holdings and its wholly owned subsidiaries:

MeiraGTx Limited, a limited company incorporated under the laws of England and Wales;

MeiraGTx, LLC, a Delaware corporation (“Meira LLC”);

MeiraGTx UK II Limited, a limited company incorporated under the laws of England and Wales (“Meira UK II”);

MeiraGTx Netherlands, B.V., a private company with limited liability incorporated under the laws of the Netherlands (“Meira Netherlands”);

BRI-Alzan, Inc., a Delaware corporation (“BRI-Alzan”);

MeiraGTx Bio, Inc., a Delaware corporation (“Meira Bio”);

MeiraGTx B.V., a private company with limited liability incorporated under the laws of the Netherlands (“Meira B.V.”);

MeiraGTx Ireland DAC, a designated activity company incorporated under the laws of Ireland (“Meira Ireland”);

MeiraGTx Neurosciences, Inc., a Delaware corporation (“Meira Neuro”); and

MeiraGTx UK Limited, a limited company incorporated under the laws of England and Wales (“Meira UK”).

All intercompany balances and transactions between the consolidated companies have been eliminated in consolidation.

Use of Estimates

Management considers many factors in selecting appropriate financial accounting policies and controls, and in developing the estimates and assumptions that are used in the preparation of these condensed consolidated financial statements. Management must apply significant judgment in this process. In addition, other factors may affect estimates, including expected business and operational changes, sensitivity and volatility associated with the assumptions used in developing estimates, and whether historical trends are expected to be representative of future trends. The estimation process often may yield a range of potentially reasonable estimates of the ultimate future outcomes and management must select an amount that falls within that range of reasonable estimates. This process may result in actual results differing materially from those estimated amounts used in the preparation of the financial statements if these results differ from historical experience, or other assumptions do not turn out to be substantially accurate, even if such assumptions are reasonable when made. In preparing these condensed consolidated financial statements, management used significant estimates in the following areas, among others: collaboration revenue, the accounting for research and development costs, share-based compensation, leases, asset retirement obligations and tax incentive receivable.

Additionally, the Company has made estimates of the impact of the COVID-19 pandemic within the condensed consolidated financial statements and there may be changes to those estimates in future periods. Actual results may differ from these estimates.

Foreign Currency Contracts

The Company uses foreign currency forward contracts to protect against changes in anticipated foreign currency cash flows resulting from changes in foreign currency exchange rates, primarily associated with non-functional currency denominated expenses. These instruments are recognized on the balance sheet at their estimated fair value. The Company does not designate its foreign currency forward contracts as part of a hedging transaction. Changes in the fair value are recorded each period within the Company’s condensed consolidated statement of operations and comprehensive loss as a component of net loss. There were no foreign currency forward contracts outstanding as of June 30, 2020.

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

The Company follows ASC Topic 820, Fair Value Measurements and Disclosures, or ASC 820, for application to financial assets and liabilities. In addition to defining fair value, the standard expands the disclosure requirements around fair value and establishes a fair value hierarchy for valuation inputs. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market. Each fair value measurement is reported in one of the three levels which are determined by the lowest level input that is significant to the fair value measurement in its entirety. These levels are:

●	Level 1: Observable inputs such as quoted prices in active markets for identical assets the reporting entity has the ability to access as of the measurement date;
●	Level 2: Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and
●	Level 3: Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The table below represents the values of the Company’s financial assets and liabilities that are required to be measured at fair value on a recurring basis:

	Fair Value Measurement Using:
		Significant	Significant Other	Significant
	June 30,	Observable Inputs	Observable Inputs	Unobservable
Description	2020	(Level 1)	(Level 2)	(Level 3)
Asset retirement obligations	$1,682,515	$—	$—	$1,682,515

	Fair Value Measurement Using:
		Significant	Significant Other	Significant
	December 31,	Observable Inputs	Observable Inputs	Unobservable
Description	2019	(Level 1)	(Level 2)	(Level 3)
Restricted cash	$123,376	$123,376	$—	$—
Asset retirement obligations	$1,654,755	$—	$—	$1,654,755

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

The change in asset retirement obligations is as follows:

	For the Six Months Ended June 30,
	2020	2019
Balance at beginning of period	$1,654,755	$128,119
Amortization of interest	66,385	5,277
Effects of exchange rate	(38,625)	(550)
Balance at end of period	$1,682,515	$132,846

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

The following securities are considered to be ordinary share equivalents, but were not included in the computation of diluted net loss per ordinary share because to do so would have been anti-dilutive:

	June 30,	June 30,
	2020	2019
Restricted share units	545,000	—
Share options	4,976,621	3,547,821
Restricted ordinary shares subject to forfeiture	—	435,450
	5,521,621	3,983,271

Segment Information

Management has concluded it has a single reporting segment for purposes of reporting financial condition and results of operations.

The Company’s license revenue, research funding and deferred revenue from its Collaboration Agreement are generated in the United Kingdom.

The following table summarizes non-current assets by geographical area:

	June 30,	December 31,
	2020	2019
United States	$14,726,222	$14,354,792
United Kingdom	39,406,645	39,476,700
Netherlands	1,269,742	1,076,286
	$55,402,609	$54,907,778

Accounting Pronouncements Recently Adopted

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

In November 2018, the FASB issued ASU No. 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606 (“ASU 2018-18”). The standard amends ASC 808, Collaborative Arrangements and ASC 606, Revenue from Contracts with Customers, to clarify the interaction between collaborative arrangement participants that should be accounted for as revenue under ASC 606. In transactions when the collaborative arrangement participant is a customer in the context of a unit of account, revenue should be accounted for using the guidance in Topic 606. The amendments in ASU 2018-18 are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The adoption of ASU 2018-18 did not have a material impact on the current financial statements.

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

3.       Asset Acquisition

On April 9, 2020 (the “Closing Date”), the Company acquired Emrys Bio Inc. (“Emrys”), a pre-clinical biopharmaceutical company developing brain-derived neurotrophic factor gene therapy for treatment of genetic obesity disorders, as well as the development of gene therapy product candidates for other central nervous system diseases. The Company acquired Emrys pursuant to an Agreement and Plan of Merger (the “Emrys Merger Agreement”), dated as of April 9, 2020, by and among the Company, Emrys, and EB Acquisition, Inc., a wholly-owned subsidiary of the Company (“Merger Sub”), the Emrys stockholders and the Emrys stockholder representative, pursuant to which Merger Sub was merged with and into Emrys, with Emrys being the surviving corporation (the “Merger”). As a result of the Merger, Emrys became a wholly-owned subsidiary of the Company and was renamed MeiraGTx Bio, Inc.

As part of the entry into the Emrys Merger Agreement, the parties to the Agreement and Plan of Merger (the “Vector Merger Agreement”), dated October 5, 2018, entered into an Amendment and Waiver to the Vector Merger Agreement by and among the Company, VN Acquisition, Inc., VN Acquisition 2, Inc., the former Vector Neurosciences Inc. (“Vector”) stockholders and the Vector stockholder representative, to terminate and waive all milestone payments payable under the Vector Merger Agreement that were otherwise required if specified regulatory milestones were met, and to terminate and waive all royalty payments that were otherwise required to be paid under the Vector Merger Agreement. Several of the selling Emrys stockholders were also stockholders of Vector.

In connection with the acquisition of Emrys and the termination and waiver of the milestone and royalty payments otherwise required under the Vector Merger Agreement, the consideration to Emrys selling stockholders consisted of an aggregate of 580,000 of the Company’s ordinary shares of which (i) 232,000 ordinary shares were issued on the Closing Date, (ii) 290,000 restricted ordinary shares were issued on the Closing Date, with 50% of such restricted ordinary shares scheduled to vest on each of the first and second anniversaries of the Closing Date, and (iii) 58,000 ordinary shares will be issued 18 months following the Closing Date, provided that the shares described in clauses

(ii) and (iii) are subject to certain indemnification claims under the Emrys Merger Agreement.  Total consideration of $7,685,001 was based on the closing price of the Company’s ordinary shares of $13.25 per share on the Closing Date.

The Company determined this transaction represented an asset acquisition as substantially all of the value was in the intellectual property as defined by ASC 805, Business Combinations (“ASC 805”). The asset acquisition of in process research and development was recorded at a fair value of $7,685,001 as of April 9, 2020. The acquired in process research and development was immediately charged to research and development expense in the condensed consolidated statement of operations and comprehensive loss as of the acquisition date since the Company determined that there was no additional alternative use of these assets.

4.       Accrued Expenses

Accrued expenses for the periods presented are comprised of the following:

	June 30,	December 31,
	2020	2019
Clinical trial costs	$13,277,818	$7,788,077
Compensation and benefits	1,028,831	6,850,335
Fixed assets	869,986	1,108,362
Manufacturing costs	841,866	—
Consulting	734,447	1,247,989
Professional fees	692,211	486,743
Rent	523,300	283,876
Research and development	317,864	—
Other	205,537	318,375
	$18,491,860	$18,083,757

5.       Share-Based Compensation

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

Options

A summary of the Company’s share option activity related to employees, non-employee members of the board of directors and non-employee consultants as of and for the year-ended December 31, 2019 and the six-month period ended June 30, 2020 is as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining
	Number of	Exercise	Contractual
	Options	Price	Life (years)
Outstanding at December 31, 2019	3,645,360	9.31	8.45	years
Granted	1,438,500	18.52
Exercised	(26,010)	6.73
Expired	—	—
Forfeited	(81,229)	16.96
Outstanding at June 30, 2020	4,976,621	$11.93	8.24	years
Options exercisable at June 30, 2020	1,990,714	$8.89	7.44	years
Aggregate intrinsic value of options outstanding as of June 30, 2020	$14,624,869
Aggregate intrinsic value of options exercisable as of June 30, 2020	$9,092,153

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

The total fair value of options vested during the three-month periods ended June 30, 2020 and 2019 was $3,833,603 and $2,483,808, respectively.

The total fair value of options vested during the six-month periods ended June 30, 2020 and 2019 was $5,484,528 and $3,874,750, respectively.

The weighted-average grant date fair value of options granted during the six-month periods ended June 30, 2020 and 2019 was $13.85 and $12.70, respectively.

The grant date fair values of the share options granted were estimated using the Black-Scholes option valuation model with the following ranges of assumptions:

	2020	2019
Risk-free interest rate	0.32 - 2.56%	1.76 - 2.55%
Expected volatility	90%	90%
Expected dividend yield	0%	0%
Expected life (in years)	5.5 - 6.1	5.5 - 6.1

As of June 30, 2020, the total compensation expense relating to unvested options granted that had not yet been recognized was $29,117,903, which is expected to be realized over a period of 4.0 years. The Company will issue shares upon exercise of options from ordinary shares reserved under the Plans.

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

For the three-months ended June 30, 2020, total share-based compensation expense recorded in connection with the RSUs was $681,846, of which $640,722 was recorded as general and administrative expense and $41,124 was recorded as research and development expense.

For the six-months ended June 30, 2020, total share-based compensation expense recorded in connection with the RSUs was $1,280,141, of which $1,228,051 was recorded as general and administrative expense and $52,090 was recorded as research and development expense.

As of June 30, 2020, the total compensation expense relating to unvested RSUs granted that had not yet been recognized was $9,629,359, which is expected to be realized over a period of 3.7 years.

Restricted Ordinary Shares

On June 7, 2018, 1,306,348 restricted ordinary shares, which represented 5% of the fully-diluted outstanding shares of the Company as of such date, were issued to certain members of senior management in accordance with their employment agreements. One-third of such shares vested immediately, with the balance vesting quarterly over the next eight quarters beginning six months after the effectiveness of the Company’s registration statement on Form S-1 filed with the Securities and Exchange Commission (“SEC”) on June 7, 2018 (the “Registration Statement”). The shares were valued at $15.00 per share and the related share-based compensation expense, which is recognized over the requisite service period, is included in general and administrative expenses in the condensed consolidated statements of operations and comprehensive loss. Additionally, under the terms of the employment agreements, the Company was required to pay the income taxes incurred by the grantees in connection with the grant of those restricted shares.

Total compensation expense in connection with the issuance of those restricted ordinary shares, in the amount of $2,969,162 and $4,112,927, of which $1,273,690 and $1,632,930 was share-based, was recorded as general and administrative expense during the three-month periods ended June 30, 2020 and 2019, respectively.

Total compensation expense in connection with the issuance of those restricted ordinary shares, in the amount of $6,545,688 and $7,885,577, of which $2,906,620 and $3,265,860 was share-based, was recorded as general and administrative expense during the six-month periods ended June 30, 2020 and 2019, respectively.

A summary of the restricted ordinary shares is as follows:

	Ordinary Shares	$ Value
Non-vested at December 31, 2019	217,726	$3,265,890
Vested during 2020	(217,726)	(3,265,890)
Non-vested at June 30, 2020	—	$—

During the three-month and six-month periods ended June 30, 2020 and 2019 the Company recognized total share-based compensation expense in the accompanying condensed consolidated statements of operations and comprehensive loss as follows:

	Three-month periods ended June 30,
	2020	2019
Research and development	$1,464,231	$862,971
General and administrative	3,591,838	3,523,152
Total share-based compensation	$5,056,069	$4,386,123

	Six-month periods ended June 30,
	2020	2019
Research and development	$2,882,022	$1,697,285
General and administrative	7,856,928	5,623,829
Total share-based compensation	$10,738,950	$7,321,114

The Company does not expect to realize any tax benefits from its share option activity or the recognition of share-based compensation expense because the Company currently has net operating losses and has a full valuation allowance against its deferred tax assets. Accordingly, no amounts related to excess tax benefits have been reported in cash flows from operations or cash flows from financing activities for the six-month periods ended June 30, 2020 and 2019.

6.       Ordinary Shares

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

7.       Income Taxes

The Company did not record a provision for income taxes for the three-month and six-month periods ended June 30, 2020 and 2019, as the Company has generated losses for all periods.

The Company periodically evaluates the realizability of its deferred tax assets based on all available evidence, both positive and negative. The realization of deferred tax assets is dependent on the Company’s ability to generate sufficient future taxable income during periods prior to the expiration of tax attributes to fully utilize these assets. The Company weighed both positive and negative evidence and determined that there is a continued need for a full valuation allowance on its deferred tax assets (after consideration of the reversal of the deferred tax liabilities for the ROU assets and fixed assets) in the United States, United Kingdom and Netherlands as of June 30, 2020. Should the

Company determine that it would be able to realize its remaining deferred tax assets in the foreseeable future, an adjustment to its remaining deferred tax assets would cause a material increase to income in the period such determination is made.

The intraperiod tax allocation guidance required that the Company allocate income taxes between continuing operations and other categories of earnings. When the Company had a year-to-date pre-tax loss from continuing operations and year-to-date pre-tax income in other comprehensive income, applicable GAAP (ASC 740-20-45-7) required that the Company allocate the income tax provision to other categories of earnings (including other comprehensive income), and then record a related tax benefit in operations. For the three and six-month periods ended June 30, 2019, the Company recognized net income from other comprehensive income while sustaining losses from operations. Because of the required allocation, the Company recorded on the condensed consolidated statements of operations and comprehensive loss an income tax benefit of $91,390 for the three and six-month periods ended June 30, 2019, respectively, within “benefit for income taxes” and income tax expense of $91,390 within “other comprehensive income” for the three-month and six-month periods ended June 30, 2019, respectively.  In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740) – Simplifying the Accounting for Income Taxes. ASU 2019-12 simplifies the accounting for income taxes, including removing exceptions within the general principles of Topic 740 regarding the incremental approach for intraperiod tax allocation. The Company has elected to adopt this ASU as of January 1, 2020 on a prospective basis.

New Tax Legislation

Many governments have enacted or are currently contemplating economic stimulus and financial aid measures. Many of these measures include deferring the due dates for tax payments, including both income tax and other taxes. The Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") was enacted on March 27, 2020 in the United States to address the economic impacts of the COVID-19 pandemic. The CARES Act includes corporate income tax, payroll tax, and other provisions. While the Company may receive financial, tax, or other benefits under the bill, this legislation did not impact the Company during the six months ended June 30, 2020. The Company is still assessing the impact of the CARES Act and other global measures and does not expect there to be a material impact to its income tax provision for the year ending December 31, 2020.

8.       Related-Party Transactions

Collaboration and License Agreements

Janssen Pharmaceuticals, Inc.

On January 30, 2019, the Company entered into a Collaboration Agreement with Janssen for the research, development and commercialization of gene therapies for the treatment of IRDs. Under the agreement, Janssen paid the Company a non-refundable upfront fee of $100.0 million. Janssen and the Company will collaborate to develop the Company’s current clinical programs in retinitis pigmentosa and two genetic forms of achromatopsia, and Janssen has the exclusive right to commercialize these three product candidates (“Clinical IRD Product Candidates”) globally.

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

During the three-month periods ended June 30, 2020 and 2019, the Company recognized $2,473,705 and $1,981,676, respectively, of the deferred revenue – related party as license revenue.

During the six-month periods ended June 30, 2020 and 2019, the Company recognized $6,683,281 and $2,766,636, respectively, of the deferred revenue – related party as license revenue.

The Company also recognized $10,574,561 and $2,952,121, respectively, during the three-month periods ended June 30, 2020 and 2019 related to the reimbursement of research and development expenses which was recorded as an offset to research and development expenses.

The Company also recognized $24,604,578 and $3,989,663, respectively, during the six-month periods ended June 30, 2020 and 2019 related to the reimbursement of research and development expenses which was recorded as an offset to research and development expenses.

As of June 30, 2020, the Company expects to recognize the remaining $73,694,653 in deferred revenue associated with the non-refundable upfront fee over the estimated research and development period using the cost-to-cost input method over an estimated period of approximately 4.75 years.

A summary of the deferred revenue recognition is as follows:

Non-refundable upfront fee from Janssen	$100,000,000
Deferred revenue recognized as license revenue during the year ended December 31, 2019	(13,291,956)
Effects of exchange rate	(493,953)
Deferred revenue at December 31, 2019	86,214,091
Deferred revenue recognized as license revenue during the six months ended June 30, 2020	(6,683,281)
Effects of exchange rate	(5,836,157)
Deferred revenue at June 30, 2020	$73,694,653

Riboswitch Research Collaboration Agreement

On October 16, 2018, the Company entered into a riboswitch research collaboration agreement with Janssen to develop regulatable gene therapy treatment using the Company’s proprietary riboswitch technology. As part of the agreement, the Company will use its proprietary riboswitch technology to engineer regulatable gene therapy constructs encoding proprietary gene sequences from Janssen.

Upon execution of the agreement, Janssen paid the stage 1 fee in the amount of $658,667 and such payment was recorded as deferred revenue – related party. The stage 1 fee was being amortized over the estimated research term of eight months. During the three-month periods ended June 30, 2020 and 2019, the Company amortized $0 and $192,076, respectively, of the deferred revenue, which was recorded as an offset to research and development expenses. During the six-month periods ended June 30, 2020 and 2019, the Company amortized $0 and $444,399, respectively, of the deferred revenue, which was recorded as an offset to research and development expenses.

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

Total research and development expenses under this agreement for the three-month periods ended June 30, 2020 and 2019 were approximately $101,000 and $85,000, respectively.

Total research and development expenses under this agreement for the six-month periods ended June 30, 2020 and 2019 were approximately $203,000 and $173,000, respectively.

There are no future obligations under the agreement as of June 30, 2020.

The amount due to UCL under the master services agreement at June 30, 2020 and December 31, 2019 is $101,751 and $166,404, respectively, and is included in accounts payable and accrued expenses on the condensed consolidated balance sheets.

License Agreement

Effective February 4, 2015, the Company entered into an exclusive worldwide license agreement with UCL Business, PLC (“UCL Business”) to develop up to eight programs using certain ocular gene therapy technology. Under the terms of the agreement, the Company had agreed to pay UCL Business certain sales milestone payments, if achieved, in the aggregate amount of £39.8 million, or approximately $48.1 million using the exchange rate at June 30, 2020, and royalties on net sales, as defined upon commercialization. Additionally, the Company is responsible for all patent prosecution and maintenance costs incurred and has also agreed to pay UCL Business an annual maintenance fee of £50,000, or approximately $62,000, until the first commercial sale of a product. The agreement terminates upon the later of (i) the last valid claim in a relevant product, (ii) the expiration of regulatory exclusivity to all licensed products, or (iii) the 10th anniversary of the first commercial sale of a product.

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

The Company did not incur any research and development expenses under the agreements during the three-month periods ended June 30, 2020 and 2019.

The Company incurred research and development expenses under the agreements in the amount of $185,160 and $4,111,876, inclusive of the amendment payments of approximately $3,942,000, during the six-month periods ended June 30, 2020 and 2019, respectively.

Leases

ARE Lease

Effective July 1, 2016, the Company entered into a non-cancellable operating lease (the “ARE Lease”) for laboratory and related office facilities in New York with ARE-East River Science Park, LLC (“ARE”). The ARE Lease provided for monthly base rent and property management fees, including rent escalations and rent holidays, plus operating expenses during the lease term, which was scheduled to expire on December 31, 2021. The Company recorded monthly rent expense on a straight-line basis from July 1, 2016 through February 29, 2020, the date the ARE Lease was terminated as described below.

On January 28, 2020, the Company and ARE mutually agreed to terminate the lease with no further obligation for either party effective as of February 29, 2020. Accordingly, the remaining right of use asset and operating lease liability in the amount of $825,888 and $969,477, respectively, was written off which resulted in a gain of $143,589.

Total rent expense under this operating lease was $0 and $121,888 for the three-month periods ended June 30, 2020 and 2019, respectively.

Total rent expense under this operating lease was $81,260 and $243,776 for the six-month periods ended June 30, 2020 and 2019, respectively.

In connection with the signing of this lease, the Company entered into a standby letter of credit agreement for $122,866, which served as a security deposit for the premises. The standby letter of credit was released in May 2020.

Kadmon Lease

The Company leases office space on a month-to-month basis from Kadmon Corporation, LLC (“Kadmon”).

During the three-month periods ended June 30, 2020 and 2019, the Company incurred rent charges from Kadmon in the amount of $149,435 and $144,101, respectively, which are included in loss from operations.

During the six-month periods ended June 30, 2020 and 2019, the Company incurred rent charges from Kadmon in the amount of $295,190 and $284,894, respectively, which are included in loss from operations.

During the three-month periods ended June 30, 2020 and 2019, the Company made cash payments totaling $149,435 and $144,101, respectively, to Kadmon.

During the six-month periods ended June 30, 2020 and 2019, the Company made cash payments totaling $295,190 and $284,894, respectively, to Kadmon. There were no amounts due to Kadmon at June 30, 2020 and December 31, 2019.

9.       Leases

The Company has commitments under operating leases for laboratory, warehouse and office space. The Company also has finance leases for manufacturing space and office equipment. The Company’s leases have initial lease terms ranging from 3 years to 108 years. Certain lease agreements contain provisions for future rent increases. Payments due under the lease contracts include fixed payments.

Total rent expense recorded under these leases was $901,042 and $102,152 for the three-month periods ended June 30, 2020 and 2019, respectively.

Total rent expense under these leases was $1,660,415 and $189,409 for the six-month periods ended June 30, 2020 and 2019, respectively.

As of June 30, 2020, the Company has short term lease commitments amounting to approximately $56,000 on a monthly basis for two leases for office space that are month-to-month leases.

The components of lease cost for the three-months and six-months ended June 30, 2020 and 2019 are as follows:

	Three-month periods ended June 30,
	2020	2019
Finance lease cost
Amortization of right-of-use assets	$71,875	$68,956
Interest on lease liabilities	716	439
Total finance lease cost	72,591	69,395
Operating lease cost	901,042	224,040
Short-term lease cost	178,096	411,931
Total lease cost	$1,151,729	$705,366

	Six-month periods ended June 30,
	2020	2019
Finance lease cost
Amortization of right-of-use assets	$145,509	$154,371
Interest on lease liabilities	1,558	992
Total finance lease cost	147,067	155,363
Operating lease cost	1,741,675	433,185
Short-term lease cost	339,905	612,858
Total lease cost	$2,228,647	$1,201,406

Amounts reported in the condensed consolidated balance sheets for leases where the Company is the lessee as of June 30, 2020 and December 31, 2019 were as follows:

	June 30,		December 31,
	2020		2019
Operating leases
Right-of-use asset	$19,426,229		$21,857,600
Capitalized lease obligations	$20,661,082		$23,127,813
Finance leases
Right-of-use asset	$6,493,945		$7,144,848
Capitalized lease obligations	$32,084		$50,737
Weighted-average remaining lease term
Operating leases	7.5	years	7.9	years
Finance leases	106.5	years	107.0	years
Weighted-average discount rate
Operating leases	8.6%		8.5%
Finance leases	8.0%		7.3%

Other information related to leases for the three-months and six-months ended June 30, 2020 and 2019 are as follows:

	Three-month periods ended June 30,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	$5,584	$6,741
Operating cash flows from operating leases	$804,752	$270,538
Financing cash flows from finance leases	$716	$349

Right-of-use assets obtained in exchange for lease liabilities
Operating leases	$—	$13,623,007
Finance leases	$—	$—

	Six-month periods ended June 30,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	$13,483	$13,366
Operating cash flows from operating leases	$1,541,757	$491,816
Financing cash flows from finance leases	$1,558	$992

Right-of-use assets obtained in exchange for lease liabilities
Operating leases	$—	$16,994,156
Finance leases	$—	$—

Future minimum lease payments under non-cancellable leases as of June 30, 2020 are as follows:

	Operating Leases	Finance Leases
2020	$1,862,654	$7,861
2021	3,774,249	15,723
2022	3,840,970	11,792
2023	3,909,693	—
2024	3,730,582	—
Thereafter	10,494,636	—
Total undiscounted lease payments	$27,612,784	$35,376
Less: Imputed interest	(6,951,702)	(3,292)
Total lease liabilities	$20,661,082	$32,084

10.     Commitments

There were no new material commitments entered into during the six months ended June 30, 2020.

11.     Subsequent Event

On August 4, 2020, Meira Ireland, a wholly-owned subsidiary of the Company, entered into two agreements (the “Agreements”) with Shannon Commercial Enterprises DAC trading as Shannon Commercial Properties, to purchase two properties in the Shannon Free Zone in Shannon, Ireland for an aggregate purchase price of €18 million, or approximately $21.2 million. Upon signing the Agreements, the Company paid a 20% deposit in an aggregate amount of €3,600,000, or approximately $4.3 million, with the balance due at closing. These properties will serve as the Company’s second cGMP viral vector manufacturing facility and its first cGMP plasmid production facility. The closing for each property is expected to occur on or around the date of completion of the building structure on each site, with the first building scheduled to be completed on August 21, 2020 and the second building scheduled to be completed on November 17, 2020.  At the closings, Meira Ireland will enter into a lease for each property providing for a long leasehold interest of approximately 191 years.

Each Agreement includes customary terms and conditions, including that Meira Ireland will receive liquidated damages under certain circumstances if a building is not completed by November 17, 2020 and that Meira Ireland may terminate an Agreement and receive a refund of its deposit if a building is not completed by August 17, 2021.  The leases also include customary terms and conditions, with a nominal annual lease cost and annual maintenance fees of approximately €31,000, or approximately $37,000, in the aggregate, which amount is subject to change depending on the annual maintenance costs within the Shannon Free Zone development.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of financial condition and operating results together with our financial statements and related notes appearing in this Quarterly Report on Form 10-Q (“Form 10-Q”) and those included in our Annual Report on Form 10-K for the year ended December 31, 2019 (the “Form 10-K”). Some of the information contained in this discussion and analysis or set forth elsewhere in this Form 10-Q, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many important factors, including those set forth in the “Risk Factors” section of this Form 10-Q, our actual results could differ materially from the results described in, or implied by, the forward-looking statements contained in the following discussion and analysis. For convenience of presentation some of the numbers have been rounded in the text below. Unless the context requires otherwise, references in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to the “Company,” “we,” “us” and “our” refer to MeiraGTx Holdings plc and its subsidiaries.

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

We are an exempted company incorporated under the laws of the Cayman Islands in 2018, and prior to that, we commenced operations as MeiraGTx Limited, a private limited company incorporated under the laws of England and Wales in 2015. Our discussion of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). Since our formation, we have devoted substantially all of our resources to developing our technology platform, establishing our viral vector manufacturing facilities and developing manufacturing processes, advancing the product candidates in our ophthalmology, salivary gland and neurodegenerative disease programs, building our intellectual property portfolio, organizing and staffing our company, developing our business plan, raising capital, and providing general and administrative support for these operations. In 2016, we completed the acquisition of assets held by BRI-Alzan, Inc., a Delaware corporation, including a worldwide license agreement to develop certain preclinical technology for the treatment of amyotrophic lateral sclerosis (“ALS”). In October 2018, we acquired Vector Neurosciences, Inc., a Delaware corporation. In connection with that acquisition, we acquired its rights to the clinical stage gene therapy product candidate adeno-associated virus encoding glutamic acid decarboxylase (“AAV-GAD”) gene therapy program which had completed a randomized, sham-controlled Phase 2 study for treatment of Parkinson’s disease. In October 2019, we acquired Arthrogen, B.V., a private company with limited liability incorporated in the Netherlands, which specialized in the development of viral gene therapy vectors, in particular adeno-associated virus-based therapeutics. In April 2020, we acquired Emrys Bio, Inc., a Delaware corporation, including intellectual property related to developing brain-derived neurotrophic factor gene therapy for treatment of genetic obesity disorders, as well as the development of gene therapy product candidates for other central nervous system diseases.  To date, we have financed our operations primarily with cash on-hand and proceeds from the sales of our Series A ordinary shares, convertible preferred C shares and ordinary shares. Through June 30, 2020, we received gross proceeds of approximately $358.7 million from sales of our ordinary shares, Series A ordinary shares and convertible preferred C shares and $100.0 million from the collaboration, option and license agreement, dated January 30, 2019, with Janssen Pharmaceuticals, Inc. (“Janssen”), one of the Janssen Pharmaceuticals Companies of Johnson & Johnson (the “Collaboration Agreement”). As of June 30, 2020, we had cash and cash equivalents of $194.8 million.

We are a clinical-stage company and have not generated any product revenues to date. We have six clinical programs and a pipeline of preclinical programs. Since inception, we have incurred significant operating losses. Our net losses for the three months ended June 30, 2020 and 2019 were $25.4 million and $20.8 million, respectively. For the six months ended June 30, 2020 and 2019, our net losses were $41.1 million and $38.8 million, respectively. As of June 30,

2020, we had an accumulated deficit of $244.1 million. We do not expect to generate revenue from sales of any products for several years, if at all. In March 2019, we received an upfront payment in the amount of $100.0 million from the Collaboration Agreement. Additionally, pursuant to the Collaboration Agreement, we are eligible to receive research and development funding and potential milestone payments and royalties.

Our total operating expenses were $47.6 million and $44.7 million for the six months ended June 30, 2020 and 2019, respectively. While we expect our operating expenses to increase substantially in connection with our ongoing development activities related to our product candidates, including the planned advancement of AAV-RPGR into the Phase 3 Lumeos clinical trial for the treatment of patients with XLRP, we believe that these increases will be partially offset by the research funding in connection with the Collaboration Agreement. We anticipate that our expenses will increase due to costs associated with our clinical development program targeting achromatopsia due to mutations in the CNGB3 or CNGA3 gene, inherited retinal dystrophy caused by mutations in RPE65, and X-linked retinitis pigmentosa, or XLRP. In addition, we expect to continue incurring increasing costs associated with our clinical activities for AAV-AQP1 for the treatment of radiation-induced xerostomia and xerostomia associated with Sjogren’s syndrome, as well as our clinical development program for AAV-GAD for the treatment of Parkinson’s disease. We also expect to incur expenses related to research activities in additional therapeutic areas to expand our pipeline, hiring additional personnel in manufacturing, research, clinical operations, quality and other functional areas, and associated cash and share-based compensation expense, as well as the further development of internal manufacturing capabilities and capacity and other associated costs including the management of our intellectual property portfolio.

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

Based on our cash, cash equivalents and restricted cash at June 30, 2020, we estimate that such funds will be sufficient to enable us to fund our operating expenses and capital expenditure requirements into 2022. We have based these estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. See “Liquidity and Capital Resources.” Because of the numerous risks and uncertainties associated with the development of our product candidates, any future product candidates, our platform and technology and because the extent to which we may enter into collaborations with third parties for development of any of our product candidates is unknown, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidates. Our future capital requirements will depend on many factors, including:

●	the initiation, progress, timing, costs and results of our planned clinical trials for our product candidates;
●	the outcome, timing and cost of meeting regulatory requirements established by the FDA, EMA and other regulatory authorities;
●	the cost of filing, prosecuting, defending and enforcing our patent claims and other intellectual property rights;
●	the cost of defending potential intellectual property disputes, including patent infringement actions brought by third parties against us or any of our product candidates;
●	the effect of competing technological and market developments;

●	the costs and timing of further developing and scaling our manufacturing facilities and processes;
●	the costs of operating as a public company;
●	the extent to which we in-license or acquire rights to other products, product candidates and technologies;
●	the cost of establishing sales, marketing and distribution capabilities for our product candidates in regions where we choose to commercialize our products; and
●	the initiation, progress, timing and results of our commercialization of our product candidates, if approved for commercial sale.

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

If we raise additional funds through collaborations, strategic alliances, or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce, or terminate our product development programs, any future commercialization efforts or further development of our manufacturing facilities or processes, or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

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

Highlights and Recent Developments

During the second quarter of 2020, we continued to remain focused on achieving our most important priorities for patients, including advancing our inherited retinal disease programs, progressing our xerostomia program through ongoing clinical studies, preparing for the next clinical trial of AAV-GAD for Parkinson’s disease and planning the buildout of our second viral vector and plasmid manufacturing facilities.  In response to the COVID-19 pandemic, we are working closely with our development partners and clinical sites to implement solutions enabling continuity of study conduct while protecting the health and safety of employees, patients and healthcare providers. We continue to actively monitor and manage our response to the COVID-19 pandemic and assess actual and potential impacts to our business, prospects, financial condition and results of operations, which could further impact the developments, trends and expectations described in this Form 10-Q.

Recent Clinical Development Highlights

AAV-RPGR for the Treatment of X-Linked Retinitis Pigmentosa

●	Initial positive clinical data from our ongoing Phase 1/2 clinical study (MGT009) of AAV-RPGR were presented as a late-breaker oral presentation at the American Society of Retina Specialists (ASRS) 2020 Virtual Annual Meeting in July 2020.

●	Six-month data from the dose escalation portion of the trial (n=10) demonstrated meaningful improvement from baseline in retinal sensitivity in the low (n=3) and intermediate (n=4) dose cohorts. Importantly, these improvements were evident when assessed with two perimetry approaches (static perimetry and microperimetry) and three analysis metrics (mean retinal sensitivity, central 30° hill-of-vision volumetric measure (V30), and pointwise comparison).
●	Based on the encouraging safety and efficacy data demonstrated in the MGT009 trial to date, the Company and Janssen expect to advance AAV-RPGR into the Phase 3 Lumeos clinical trial for the treatment of patients with XLRP caused by mutations in RPGR gene.

AAV-AQP1 for the Treatment of Grade 2/3 Radiation-Induced Xerostomia

●	In response to the COVID-19 pandemic, we continue to work closely with clinical sites to enable continuity of our ongoing AQUAx clinical trial. New patient enrollment in the trial has resumed, and patients who have been treated in the trial are continuing to undergo post-treatment follow-up assessments.
●	We anticipate reporting preliminary clinical data from the AAV-AQP1 program by the end of 2020.

AAV-GAD for the Treatment of Parkinson’s Disease

●	Manufacturing of AAV-GAD material is ongoing at our London cGMP facility. We expect to file an Investigational New Drug (IND) application in early 2021 following the release of the clinical material.

Recent Corporate Development Highlights

Manufacturing and Supply Chain

●	We have selected Shannon, Ireland as the site of our second cGMP viral vector manufacturing facility and cGMP plasmid production facility. These facilities will be designed for the manufacture of commercial-grade gene therapies in a fully integrated manner supported by our global quality assurance organization. We expect the Irish facilities to provide additional flexibility as well as further large-scale capacity for clinical and commercial supply of our gene therapy product candidates from first-in-man clinical trials through potential commercialization. This project is supported by the Irish Government through IDA Ireland.
●	The plasmid production facility is expected to be operational by the end of 2020, and the viral vector manufacturing facility is expected to be operational by the end of 2021.

Strengthened Senior Leadership Team

●	We appointed Robert K. Zeldin, M.D. as Chief Medical Officer. In this role, Dr. Zeldin oversees the development of our six clinical stage gene therapy programs.

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

We expect that our general and administrative expenses will increase in the future as we increase our personnel headcount to support increased research and development activities. We have also incurred, and expect to continue to incur, increased expenses associated with being a public company, including costs of accounting, audit, legal, regulatory and tax-related services associated with maintaining compliance with Nasdaq and SEC requirements; director and officer insurance costs; and investor and public relations costs.

Research and Development Expenses

Research and development expenses consist primarily of costs incurred for our research activities, including our discovery efforts, and the development of our product candidates, and include:

●	employee-related expenses, including salaries, benefits and travel of our research and development personnel;
●	expenses incurred in connection with third-party vendors that conduct clinical and preclinical studies and manufacture the drug product for the clinical trials and preclinical activities;
●	costs associated with clinical and preclinical activities including costs related to facilities, supplies, rent, insurance, certain legal fees, share-based compensation, and depreciation; and
●	expenses incurred with the development and operation of our manufacturing facility.

We expense research and development costs as incurred.

Research and development activities are central to our business model. We expect that our research and development expenses will continue to increase substantially for the foreseeable future as we initiate additional preclinical and clinical trials of our existing product candidates, including the planned advancement of AAV-RPGR into the Phase 3 Lumeos clinical trial for the treatment of patients with XLRP, and continue to discover and develop additional product candidates. These increases in research and development costs will be partially offset by the research funding provided in connection with the Collaboration Agreement we entered into in January 2019.

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

●	the scope, rate of progress, expense and results of clinical trials of our existing product candidates, as well as of any future clinical trials of other product candidates and other research and development activities that we may conduct;
●	uncertainties in clinical trial design and patient enrollment rates;
●	the actual probability of success for our product candidates, including the safety and efficacy, early clinical data, competition, manufacturing capability and commercial viability;
●	significant and changing government regulation and regulatory guidance;
●	the timing and receipt of any marketing approvals;
●	the expense of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; and
●	business interruptions from the COVID-19 pandemic that may affect any of the foregoing.

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

Other non-operating income (expense)

Other non-operating income (expense) includes the following:

Foreign currency (loss) gain

Our condensed consolidated financial statements are presented in U.S. dollars, which is our reporting currency. The financial position and results of operations of our subsidiaries MeiraGTx UK II Limited, MeiraGTx Netherlands B.V. and MeiraGTx B.V. are measured using the foreign subsidiaries’ local currency as the functional currency. MeiraGTx UK II Limited’s cash accounts holding U.S. dollars are remeasured based upon the exchange rate at the date of remeasurement with the resulting gain or loss included in the condensed consolidated statements of operations and comprehensive loss. Expenses of such subsidiaries have been translated into U.S. dollars at average exchange rates prevailing during the period. Assets and liabilities have been translated at the rates of exchange on the condensed consolidated balance sheet date. The resulting translation gain and loss adjustments are recorded directly as a separate component of shareholders’ equity and as other comprehensive loss on the condensed consolidated statements of operations and comprehensive loss.

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

The Company’s critical accounting policies, significant judgements and estimates are included in the Company’s Form 10-K for the year ended December 31, 2019 and Note 2 to our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q.

Results of Operations

Comparison of Three Months Ended June 30, 2020 and 2019

	2020	2019	Change
License revenue - related party	$2,473,705	$1,981,676	$492,029
Operating expenses:
General and administrative	$11,497,270	$13,437,171	$(1,939,901)
Research and development	16,202,065	9,771,754	6,430,311
Total operating expenses	27,699,335	23,208,925	4,490,410
Loss from operations	(25,225,630)	(21,227,249)	(3,998,381)
Other non-operating income (expense)
Foreign currency (loss) gain	(351,863)	283,175	(635,038)
Interest income	193,604	39,726	153,878
Interest expense	(34,045)	(9,454)	(24,591)
Loss before income taxes	(25,417,934)	(20,913,802)	(4,504,132)
Benefit for income taxes	—	91,390	(91,390)
Net loss	(25,417,934)	(20,822,412)	(4,595,522)
Other comprehensive income:
Foreign currency translation gain, net of tax of $0 and $91,390 for the three-month periods ended June 30, 2020 and 2019, respectively	517,592	1,579,882	(1,062,290)
Total comprehensive loss	$(24,900,342)	$(19,242,530)	$(5,657,812)

License Revenue

License revenue was $2.5 million for the three months ended June 30, 2020, compared to $2.0 million for the three months ended June 30, 2019.  This increase represents increased amortization of the $100.0 million upfront payment received in connection with the Collaboration Agreement.

General and Administrative Expenses

General and administrative expenses were $11.5 million for the three months ended June 30, 2020, compared to $13.4 million for the three months ended June 30, 2019. The decrease of $1.9 million was primarily due to a decrease of

$3.4 million in payroll and payroll related costs, which was partially offset by increases of $0.3 million in rent and facilities costs, $0.5 million in insurance costs, and $0.7 million in consulting fees.

Research and Development Expenses

Research and development expenses for the three months ended June 30, 2020 were $16.2 million, compared to $9.8 million for the three months ended June 30, 2019. The increase of $6.4 million was primarily due to an increase of $7.7 million for the non-cash acquisition costs of Emrys, $4.4 million in costs related to the manufacture of material for our clinical trials, $1.5 million in payroll and payroll related costs and $0.6 million in share-based compensation, which was partially offset by an increase of $7.4 million in research funding provided under our Collaboration Agreement with Janssen and a decrease of $0.2 million in costs related to our clinical trials.

Foreign Currency (Loss) Gain

Foreign currency loss was $0.4 million for the three months ended June 30, 2020 compared to a gain of $0.3 million for the three months ended June 30, 2019. The increase in the loss of $0.7 million was primarily due to a strengthening of the U.S. dollar against the pound sterling during the three months ended June 30, 2020.

Other Comprehensive Income (Loss) – Foreign Currency Translation Gain (Loss)

Foreign currency translation adjustments resulted in a translation gain of $0.5 million for the three months ended June 30, 2020 compared to a translation gain of $1.6 million for the three months ended June 30, 2019. The decrease in the gain of $1.1 million was primarily due to a strengthening of the U.S. dollar against the pound sterling during the three months ended June 30, 2020.

Comparison of Six Months Ended June 30, 2020 and 2019

	2020	2019	Change
License revenue - related party	$6,683,281	$2,766,636	$3,916,645
Operating expenses:
General and administrative	23,303,404	21,936,646	1,366,758
Research and development	24,285,405	22,747,983	1,537,422
Total operating expenses	47,588,809	44,684,629	2,904,180
Loss from operations	(40,905,528)	(41,917,993)	1,012,465
Other non-operating income (expense)
Foreign currency (loss) gain	(1,108,567)	3,001,575	(4,110,142)
Interest income	982,975	39,726	943,249
Interest expense	(68,011)	(19,028)	(48,983)
Loss before income taxes	(41,099,131)	(38,895,720)	(2,203,411)
Benefit for income taxes	—	91,390	(91,390)
Net loss	(41,099,131)	(38,804,330)	(2,294,801)
Other comprehensive income:
Foreign currency translation gain, net of tax of $0 and $91,390 for the six-month periods ended June 30, 2020 and 2019, respectively	4,463,516	446,199	4,017,317
Total comprehensive loss	$(36,635,615)	$(38,358,131)	$1,722,516

License Revenue

License revenue was $6.7 million for the six months ended June 30, 2020, compared to $2.8 million for the six months ended June 30, 2019.  This increase represents increased amortization of the $100.0 million upfront payment received in connection with the Collaboration Agreement.

General and Administrative Expenses

General and administrative expenses were $23.3 million for the six months ended June 30, 2020, compared to $21.9 million for the six months ended June 30, 2019. The increase of $1.4 million was primarily due to increases of $2.3 million in share-based compensation, $1.0 million in insurance and $1.0 million in rent and facilities costs, which was partially offset by decreases of $2.3 million in payroll and payroll related costs, $0.7 million in legal fees, $0.4 million in travel costs and $0.2 million in consulting fees.

Research and Development Expenses

Research and development expenses for the six months ended June 30, 2020 were $24.3 million, compared to $22.7 million for the six months ended June 30, 2019. The increase of $1.5 million was primarily due to an increase of $7.7 million for the non-cash acquisition costs of Emrys, $2.5 million in costs related to our clinical trials, $10.9  million in costs related to the manufacture of material for our clinical trials, $3.6 million in payroll and payroll related costs and $1.2 million in share-based compensation, which was partially offset by an increase of $20.2 million in research funding provided under our Collaboration Agreement with Janssen and a decrease of $4.2 million in non-cash license fees.

Foreign Currency (Loss) Gain

Foreign currency loss was $1.1 million for the six months ended June 30, 2020 compared to a gain of $3.0 million for the six months ended June 30, 2019. The increase in the loss of $4.1 million was primarily due to a strengthening of the U.S. dollar against the pound sterling during the six months ended June 30, 2020.

Other Comprehensive Income (Loss) – Foreign Currency Translation Gain (Loss)

Foreign currency translation adjustments resulted in a translation gain of $4.5 million for the six months ended June 30, 2020 compared to a translation gain of $0.5 million for the six months ended June 30, 2019. The increase in the gain of $4.0 million was due to a strengthening of the U.S. dollar against the pound sterling during the six months ended June 30, 2020.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses. For the six months ended June 30, 2020, we used $25.3 million in cash flows from operations. We did not generate positive cash flows from operations during the quarter and there are no assurances that we will generate positive cash flows in the future. Additionally, there are no assurances that we will be successful in obtaining an adequate level of financing for the development and commercialization of our product candidates. We expect to incur significant expenses and operating losses for the foreseeable future as we advance the preclinical and clinical development of our product candidates. We expect that our research and development and general and administrative costs will increase in connection with conducting preclinical studies and clinical trials for our product candidates, building out internal capacity to have products manufactured to support preclinical studies and clinical trials, expanding our intellectual property portfolio, and providing general and administrative support for our operations. In addition, on August 4, 2020 we entered into agreements to purchase our second cGMP viral vector manufacturing facility and our first cGMP plasmid production facility in Shannon, Ireland to expand our manufacturing and supply chain capabilities. As a result, we will need additional capital to fund our operations, which we may obtain from additional equity or debt financings, collaborations, licensing arrangements, or other sources.

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

Cash Flows

As of June 30, 2020, we had $194.8 million of cash and cash equivalents.

	For the six-month periods ended June 30,
	2020	2019
Net cash (used in) provided by operating activities	$(25,263,832)	$60,421,867
Net cash used in investing activities	(6,951,980)	(2,206,996)
Net cash provided by financing activities	159,196	77,560,949
(Decrease) increase in cash	$(32,056,616)	$135,775,820

Operating Activities

During the six months ended June 30, 2020, our cash used in operating activities of $25.3 million was primarily due to our net loss of $41.1 million as we incurred expenses associated with research activities on our clinical programs, manufacturing of our clinical trial materials, preclinical research programs and general and administrative expenses.  The net loss included non-cash charges of $21.4 million, which consisted of $7.7 million for acquired research and development, $10.7 million of share-based compensation, $1.1 million of foreign currency loss and $1.9 million of depreciation and amortization. Additionally, operating assets, consisting of accounts receivable-related party, prepaid expenses, tax incentive receivable, security deposits and other current assets, decreased by $0.6 million and operating liabilities, consisting of accounts payable, accrued expenses, and deferred revenue-related party, decreased by $6.2 million.

During the six months ended June 30, 2019, our cash provided by operating activities of $60.4 million was primarily due to our receipt of a $100.0 million upfront payment received from the Collaboration Agreement, which was partially offset by a net loss of $38.8 million as we incurred expenses associated with research activities on our clinical programs and research activities for our other product candidates and incurred general and administrative expenses. The net loss included non-cash charges of $7.3 million, which consisted of $7.3 million of share-based compensation, $2.0 million for shares issued in connection with license agreements, depreciation of $1.0 million, which was partially offset by a foreign currency gain of $3.0 million. Additionally, operating assets, consisting of prepaid expenses, security deposits and other current assets, increased by $2.2 million and operating liabilities, consisting of accounts payable, accrued expenses and other liabilities, decreased by $2.1 million and deferred revenue decreased by $3.7 million.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2020 of $7.0 million consisted primarily of purchases of property and equipment for our manufacturing, laboratory and process development facilities and buildout costs of our new facilities.

Net cash used in investing activities for the six months ended June 30, 2019 of $2.2 million consisted of purchases of property and equipment, primarily for our manufacturing and process development facilities.

Financing Activities

Net cash provided by financing activities was $0.2 million for the six months ended June 30, 2020, which consisted primarily of gross proceeds of $0.2 million from the exercise of share options.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The following section updates “Item 7A. Quantitative and Qualitative Disclosures of Market Risk” in the Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and should be read in conjunction with that report as well as our condensed consolidated financial statements included in “Part 1, Item 1. Financial Statements” of this Quarterly Report on Form 10-Q.

We currently operate in the United States and the United Kingdom.  Our activities in these countries expose us to currency exchange rate fluctuations, including due to the impact of the COVID-19 pandemic, primarily between the U.S. Dollar and the British Pound Sterling and Euro.  When the U.S. Dollar strengthens against these currencies, the U.S. Dollar value of non-U.S. Dollar based losses increases.  To the extent that our international activities recorded in local currencies increase in the future, our exposure to fluctuations in currency exchange rates will correspondingly increase. As of June 30, 2020, we did not hold any foreign currency forward contracts With respect to our foreign currency exposures as of June 30, 2020, a 10% unfavorable movement in foreign currency exchange rates would not expose us to a significant increase in net loss.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer), evaluated, as of the end of the period covered by this Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) concluded that our disclosure controls and procedures were effective at the reasonable assurance level at the end of the period covered by this Form 10-Q.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are a clinical stage company with limited operating history. We were formed and began operations in 2015. We have never been profitable and do not expect to be profitable in the foreseeable future. We have incurred net losses since inception, including net losses of approximately $41.1 million and $38.8 million for the six months ended June 30, 2020 and June 30, 2019, respectively. As of June 30, 2020, we had an accumulated deficit of approximately $244.1 million. Since our inception, we have devoted substantially all of our resources to developing our technology platform, establishing our viral vector manufacturing facilities and developing manufacturing processes, advancing the product candidates in our ophthalmology, salivary gland and neurodegenerative disease programs, building our intellectual property portfolio, organizing and staffing our company, developing our business plans, raising capital, and providing general and administrative support for these operations. We have not yet demonstrated an ability to successfully complete large-scale, pivotal clinical trials, obtain marketing approval, manufacture product at a commercial scale, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Typically, it takes about six to ten years to develop a new drug from the time it enters Phase 1 clinical trials to when it is approved for treating patients, but in many cases it may take longer. Consequently, predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing genetic medicine products.

We expect to continue to incur significant expenses and additional operating losses for the foreseeable future as we seek to advance product candidates through preclinical and clinical development, expand our research, development and manufacturing activities, develop new product candidates, complete clinical trials, seek regulatory approval and, if we receive regulatory approval, commercialize our products. Furthermore, the costs of advancing product candidates into each succeeding clinical phase tend to increase substantially over time, including the planned advancement of AAV-RPGR into the Phase 3 Lumeos clinical trial for the treatment of patients with XLRP, although we believe that these increases will be partially offset by the research funding in connection with the Collaboration Agreement. The total costs to advance any of our product candidates to marketing approval in even a single jurisdiction would be substantial. Because of the numerous risks and uncertainties associated with gene therapy product development, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to begin generating revenue from the commercialization of products or achieve or maintain profitability. Our expenses will also increase substantially as we operate as a public company and add clinical, scientific, operational, financial, compliance and management information systems and personnel, including personnel to support our product development and planned future commercialization efforts.

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

We expect to spend substantial amounts to complete the development of, seek regulatory approvals for and commercialize our product candidates. We will require additional capital, which we may raise through equity offerings, debt financings, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements or other sources to enable us to complete the development and potential commercialization of our product candidates. Our ability to raise additional capital when needed may be adversely affected by external factors beyond our control, including changes in the political climate, potential reforms and changes to government negotiation and regulation, the effect of healthcare reform legislation, including those that may limit pricing of pharmaceutical products and drugs, market prices and conditions, prospects for favorable or unfavorable clinical trial results, new product initiatives, the manufacturing and distribution of new products, product safety and efficacy issues, new collaborations, strategic alliances and licensing arrangements, and the COVID-19 outbreak and mitigation measures.  Furthermore, we expect to continue to incur costs associated with operating as a public company. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative effect on our financial condition and our ability to pursue our business strategy. In addition, attempting to secure additional financing may divert the time and attention of our management from day-to-day activities and harm our product candidate development efforts. If we are unable to raise capital when needed or on acceptable terms, we would be forced to delay, reduce or eliminate certain of our research and development programs.

Our operations have consumed significant amounts of cash since inception. As of June 30, 2020, our cash and cash equivalents were $194.8 million. Based on our cash and cash equivalents at June 30, 2020 and the research funding we expect to receive under the Collaboration Agreement, we estimate that such funds will be sufficient to enable us to fund our operating expenses and capital expenditure requirements into 2022. This estimate is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances could cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more than currently expected because of circumstances beyond our control. Because the length of time and activities associated with successful development of our product candidates is uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:

●	the progress, timing, costs and results of our ongoing clinical development for our X-linked retinitis pigmentosa product candidate, AAV-RPGR, including the planned advancement of AAV-RPGR into the Phase 3 Lumeos clinical trial for the treatment of patients with XLRP, for our CNGB3 achromatopsia gene therapy product candidate, AAV-CNGB3, for our CNGA3 achromatopsia gene therapy product candidate, AAV-CNGA3, for our RPE65-associated retinal dystrophy product candidate, AAV-RPE65, for our radiation induced xerostomia product candidate, AAV-AQP1, and to continue to conduct our ongoing natural history studies for inherited retinal diseases, or IRDs;

●	the progress, timing, costs and results of our clinical development program for our product candidate for the treatment of Parkinson’s disease, AAV-GAD;
●	the development of our product candidate for the treatment of ALS, AAV-UPF1, for our product candidate for the treatment of xerostomia associated with Sjogren’s syndrome, AAV-AQP1 and our product candidate for the treatment of neovascular age related macular degeneration, or wet AMD;
●	continuing our current research programs, our preclinical development of product candidates from our current research programs and further developing our gene regulation technology;
●	seeking to identify, assess, acquire and/or develop additional research programs and additional product candidates;
●	the preclinical testing and clinical trials for any product candidates we identify and develop;
●	establishing a sales, marketing and distribution infrastructure to commercialize any product candidates for which we may obtain marketing approval;
●	the outcome, timing and cost of meeting regulatory requirements established by the FDA, EMA and other regulatory authorities;
●	the cost of expanding and protecting our intellectual property portfolio, including filing, prosecuting, defending and enforcing our patent claims and other intellectual property rights;
●	the cost of defending potential intellectual property disputes, including patent infringement actions brought by third parties against us or any of our product candidates;
●	the effect of competing technological and market developments;
●	the cost of further developing and scaling our manufacturing facility and processes;
●	the cost and timing of completion of commercial-scale manufacturing facilities and activities;
●	the cost of making royalty, milestone or other payments under current and any future in-license agreements;
●	our ability to establish and maintain strategic collaborations, licensing or other agreements and the financial terms of such agreements;
●	the extent to which we in-license or acquire rights to other products, product candidates and technologies;
●	the cost of establishing sales, marketing and distribution capabilities for our product candidates in regions where we choose to commercialize our products; and
●	the initiation, progress, timing and results of our commercialization of our product candidates, if approved for commercial sale.

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

Part of our strategy involves identifying novel product candidates. The process by which we identify product candidates may fail to yield product candidates for clinical development for a number of reasons, including those discussed in these risk factors and also:

●	we may not be able to assemble sufficient resources to acquire or discover additional product candidates;
●	competitors may develop alternatives that render our potential product candidates obsolete or less attractive;
●	potential product candidates we develop may nevertheless be covered by third parties’ patents or other exclusive rights;
●	potential product candidates may, on further study, be shown to have harmful side effects, toxicities or other characteristics that indicate that they are unlikely to be products that will receive marketing approval and achieve market acceptance;
●	potential product candidates may not be effective in treating their targeted diseases;
●	the market for a potential product candidate may change so that the continued development of that product candidate is no longer reasonable;
●	a potential product candidate may not be capable of being produced in commercial quantities at an acceptable cost, or at all; or
●	the regulatory pathway for a potential product candidate may be too complex and difficult to navigate successfully or economically.

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

In December 2019, the novel coronavirus disease, COVID-19, was identified in Wuhan, China. This virus has been declared a pandemic and has spread globally, including the United States, the United Kingdom and Europe. The outbreak and government measures taken in response have also had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services, such as travel, has fallen. In response to the spread of COVID-19, we have implemented a work-from-home policy and have restricted on-site activities to manufacturing functions, laboratory research and certain support activities.

As a result of the COVID-19 pandemic or other pandemic, epidemic or outbreak of an infectious disease, we may experience disruptions that could severely impact our business, preclinical studies, clinical trials and laboratory and manufacturing activities, including:

●	delays or difficulties in enrolling patients in our clinical trials;

●	delays or difficulties in clinical site initiation, including difficulties in recruiting clinical site investigators and clinical site staff;

●	diversion of healthcare resources away from the conduct of clinical trials, including the diversion of hospitals serving as our clinical trial sites and hospital staff supporting the conduct of our clinical trials;

●	interruption of key clinical trial activities, such as clinical trial site data monitoring, due to limitations on travel imposed or recommended by federal, state, local or foreign governments, employers and others, or interruption of clinical trial subject visits and study procedures, which may impact the integrity of subject data and clinical study endpoints;

●	interruption or delays in the operations of the FDA, EMA or other regulatory authorities, which may impact review and approval timelines;

●	interruption of, or delays in, the manufacturing of our product candidates due to staffing shortages, governmental restrictions relating to on-site activities, production slowdowns or stoppages and supply chain disruptions;

●	slowdowns or problems with the selection and construction of our new manufacturing facilities;

●	interruptions in preclinical studies due to restricted or limited operations at our laboratory facilities;

●	limitations on employee resources that would otherwise be focused on the conduct of our preclinical studies and clinical trials, including because of sickness of employees or their families or the desire of employees to avoid contact with large groups of people; and

●	interruption or delays to our sourced discovery and clinical activities.

The COVID-19 pandemic continues to evolve. The extent to which the outbreak impacts our business, preclinical studies, clinical trials and laboratory and manufacturing activities will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the pandemic, travel restrictions and social distancing in the United States, the United Kingdom and other countries, business closures or business disruptions, and the effectiveness of actions taken in the United States, the United Kingdom and other countries to contain and treat the disease, respond to the reduction in global economic activity and resume normal economic and operating conditions.  If we or any of the third parties with whom we engage experience prolonged shutdowns or other business disruptions, our ability to conduct our business in the manner and on the timelines presently planned could be materially and negatively impacted. The pandemic and public and private responses to the pandemic may lead to deterioration of economic conditions, an economic downturn and/or a recession, at a global scale, which could materially affect our performance, financial condition, results of operations, and cash flows, as well as our ability to raise additional capital.

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

To date, we have not completed any clinical development programs required for the approval of any of our product candidates. Although we are currently conducting several ongoing clinical development programs, we may experience delays in conducting any clinical trials and we do not know whether our ongoing and future clinical trials will begin on time, need to be redesigned, recruit and enroll patients on time or be completed on schedule, or at all. Events that may prevent successful or timely completion of clinical development include:

●	inability to generate sufficient preclinical, toxicology, or other in vivo or in vitro data to support the initiation of clinical trials;
●	delays in sufficiently developing, characterizing or controlling a manufacturing process suitable for advanced clinical trials;
●	delays in developing suitable assays for screening patients for eligibility for trials with respect to certain product candidates;
●	delays in reaching agreement with the FDA, EMA or other regulatory authorities as to the design or implementation of our clinical trials;
●	obtaining regulatory approval to commence a clinical trial;
●	reaching an agreement on acceptable terms with clinical trial sites or prospective contract research organizations, or CROs, the terms of which can be subject to extensive negotiation and may vary significantly among different clinical trial sites;
●	obtaining institutional review board, or IRB, approval at each site;
●	recruiting suitable patients to participate in a clinical trial;
●	developing and validating the companion diagnostic to be used in a clinical trial, if applicable;
●	having patients complete a clinical trial or return for post-treatment follow-up;
●	clinical sites, CROs, or other third parties deviating from trial protocol or dropping out of a trial;
●	failure to perform in accordance with the FDA’s good clinical practice, or GCP, requirements, or applicable regulatory guidelines in other countries;
●	addressing patient safety concerns that arise during the course of a trial, including occurrence of adverse events associated with the product candidate that are viewed to outweigh its potential benefits;
●	adding a sufficient number of clinical trial sites; or
●	manufacturing sufficient quantities of our product candidates for use in clinical trials.

We may experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent our ability to receive marketing approval or commercialize our product candidates or significantly increase the cost of such trials, including:

●	we may experience changes in regulatory requirements or guidance, or receive feedback from regulatory authorities that requires us to modify the design of our clinical trials;
●	clinical trials of our product candidates may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical trials or abandon development programs;
●	the number of patients required for clinical trials of our product candidates may be larger than we anticipate, enrollment in these clinical trials may be slower than we anticipate, or participants may drop out of these clinical trials at a higher rate than we anticipate;
●	our third-party contractors may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all;
●	we or our investigators might have to suspend or terminate clinical trials of our product candidates for various reasons, including non-compliance with regulatory requirements, a finding that our product candidates have undesirable side effects or other unexpected characteristics, or a finding that the participants are being exposed to unacceptable health risks;
●	the cost of clinical trials of our product candidates may be greater than we anticipate, and we may not have funds to cover the costs;
●	the supply or quality of our product candidates or other materials necessary to conduct clinical trials of our product candidates may be insufficient or inadequate;
●	business interruptions resulting from geopolitical actions, including war and terrorism, or a widespread health emergency, such as the COVID-19 pandemic, or natural disasters including earthquakes, typhoons, floods and fires, or from economic or political instability;
●	regulators may revise the requirements for approving our product candidates, or such requirements may not be as we anticipate; and
●	any future collaborators that conduct clinical trials may face any of the above issues, and they may conduct clinical trials in ways they view as advantageous to them but that are suboptimal for us.

If we are required to conduct additional clinical trials or other testing of our product candidates beyond those that we currently contemplate, if we are unable to successfully complete clinical trials of our product candidates or other testing, if the results of these trials or tests are not positive or are only modestly positive or if there are safety concerns, we may:

●	incur unplanned costs;
●	be delayed in obtaining marketing approval for our product candidates or not obtain marketing approval at all;
●	obtain marketing approval in some countries and not in others;
●	obtain marketing approval for indications or patient populations that are not as broad as intended or desired;

●	obtain marketing approval with labeling that includes significant use or distribution restrictions or safety warnings, including boxed warnings;
●	be subject to additional post-marketing testing requirements; or
●	have the product removed from the market after obtaining marketing approval.

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

We and our contract manufacturers for plasmid are subject to significant regulation with respect to manufacturing our products. Our manufacturing facilities and the third-party manufacturing facilities which we rely on may not continue to meet regulatory requirements and have limited capacity.

We currently have relationships with a limited number of suppliers for the manufacturing of plasmid, a component of our viral vectors and product candidates. We completed the fit-out of our cGMP manufacturing facility in early 2018 and we entered into agreements in August 2020 to purchase our second cGMP viral vector manufacturing facility and our first cGMP plasmid production facility in Shannon, Ireland to expand our manufacturing and supply chain capabilities. However, if we experience slowdowns or problems with our completed facility or the construction of our new facilities and are unable to establish or scale our internal manufacturing capabilities, we will need to continue to contract with manufacturers that can produce the preclinical, clinical and commercial supply of our products. Each supplier may require licenses to manufacture such components if such processes are not owned by the supplier or in the public domain and we may be unable to transfer or sublicense the intellectual property rights we may have with respect to such activities.

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

The regulatory authorities also may, at any time, audit our manufacturing facilities or those of our third-party contractors. If any such inspection or audit identifies a failure to comply with applicable regulations or if a violation of our product specifications or applicable regulations occurs independent of such an inspection or audit, we or the relevant regulatory authority may require remedial measures that may be costly and/or time-consuming for us or a third party to implement and that may include the temporary or permanent suspension of a clinical trial or commercial sales or the temporary or permanent closure of a facility. Any such remedial measures imposed upon us or third parties with whom we contract could harm our business. If we or any of our third-party manufacturers fail to maintain regulatory compliance, the FDA can impose regulatory sanctions including, among other things, refusal to approve a pending application for a new drug product or biologic product, or revocation of a pre-existing approval. As a result, our business, financial condition and results of operations may be harmed. Additionally, if supply from one approved manufacturer is interrupted, there could be a significant disruption in commercial supply. An alternative manufacturer would need to be qualified through a BLA and/or MAA supplement which could result in further delay. The regulatory agencies may also require additional studies if a new manufacturer is relied upon for commercial production. Switching manufacturers may involve substantial costs and is likely to result in a delay in our desired clinical and commercial timelines.

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

Given the nature of biologics manufacturing, there is a risk of contamination. Any contamination could adversely affect our ability to produce product candidates on schedule and could, therefore, harm our results of operations and cause reputational damage. Some of the raw materials required in our manufacturing process are derived from biologic sources. Such raw materials are difficult to procure and may be subject to contamination or recall. In addition, our manufacturing process is complex, and the manufacturing batch cycle period can be several weeks long. Each batch cycle may not yield planned quantities or meet the required standards. A material shortage, contamination, recall or restriction on the use of biologically derived substances in the manufacture of our product candidates, failure of manufacturing equipment or other issues with our manufacturing process, could adversely impact or disrupt the commercial manufacturing or the production of clinical material, which could adversely affect our development timelines and our business, financial condition, results of operations and prospects.

Expanding our manufacturing capacity will be costly and we may be unsuccessful in doing so in a timely manner, which could delay our current and future clinical development programs, or delay the commercialization of our product candidates.

In addition to our existing manufacturing facility in London, United Kingdom, we may lease, operate, purchase, or construct additional facilities to conduct expanded manufacturing or other related activities in the future. On August 4, 2020, we entered into agreements to purchase our second cGMP viral vector manufacturing facility and our first cGMP plasmid production facility in Shannon, Ireland.  Expanding our manufacturing capacity to produce the preclinical, clinical and commercial supply of our products and their components will require selection and construction of the additional facilities, substantial additional expenditures, time, and various regulatory approvals and permits, all of which may be impacted by the COVID-19 pandemic. Further, we will need to hire and train significant numbers of employees and managerial personnel to staff our expanding manufacturing and supply chain operations, including in our new facilities in Ireland. Start-up costs can be large, and scale-up entails significant risks related to process development and manufacturing yields. In addition, we may face difficulties or delays in developing or acquiring the necessary production equipment and technology to manufacture sufficient quantities of our product candidates for use in clinical trials and, should they be approved, to supply the commercial market at reasonable costs and in compliance with applicable regulatory requirements.

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

The timely completion of clinical trials in accordance with their protocols depends, among other things, on our ability to enroll a sufficient number of patients who remain in the study until its conclusion. The natural history studies may fail to provide us with patients for our clinical trials because patients enrolled in the natural history studies may not be good candidates for our clinical trials or may choose to not enroll in our clinical trials. We may encounter delays in enrolling, or be unable to enroll, a sufficient number of patients to complete any of our clinical trials, and even once enrolled we may be unable to retain a sufficient number of patients to complete any of our trials. The enrollment of patients depends on many factors, including:

●	the size and nature of the patient population;
●	the patient eligibility criteria defined in the protocol;
●	the size of the patient population required for analysis of the trial’s primary endpoints;
●	the proximity of patients to study sites;
●	the design of the trial;
●	our ability to recruit clinical trial investigators with the appropriate competencies and experience;
●	clinicians’ and patients’ perceptions as to the potential advantages of the product candidate being studied in relation to other available therapies, including any new products that may be approved for the indications we are investigating;
●	our ability to obtain and maintain patient consents;
●	the risk that patients enrolled in clinical trials will drop out of the trials before completion; and
●	business interruptions resulting from geopolitical actions, including war and terrorism, or widespread health emergencies, such as the COVID-19 pandemic, or natural disasters including earthquakes, typhoons, floods and fires, or from economic or political instability.

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

If any of our product candidates receives marketing approval, and we or others later identify undesirable side effects caused by any such product, including during any long-term follow-up observation period recommended or required for patients who receive treatment using our products, a number of potentially significant negative consequences could result, including:

●	regulatory authorities may withdraw approvals of such product;
●	we may be required to recall a product or change the way such product is administered to patients;
●	additional restrictions may be imposed on the marketing of the particular product or the manufacturing processes for the product;
●	regulatory authorities may require additional warnings on the label, such as a “black box” warning or contraindication;
●	we may be required to implement a Risk Evaluation and Mitigation Strategy, or REMS, or create a medication guide outlining the risks of such side effects for distribution to patients;
●	the product could become less competitive;
●	we could be sued and held liable for harm caused to patients; and
●	our reputation may suffer.

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

The time required to obtain approval by the FDA, EMA and other regulatory authorities is unpredictable but typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. Changes at the FDA, EMA or other regulatory authorities, including retention of key leadership and other personnel, could adversely affect our ability to obtain approval. In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions. We have not obtained regulatory approval for any product candidate and it is possible that none of our product candidates in clinical programs or any other product candidates we may seek to develop in the future will ever obtain regulatory approval. Neither we nor any future collaborator is permitted to market any of our product candidates in the United States or the European Union until we receive regulatory approval of a BLA from the FDA or a MAA from the EMA, respectively. It is possible that the FDA may refuse to accept for substantive review any BLAs, or the EMA any of our MAAs, that we submit for our product candidates or may conclude after review of our data that our application is insufficient to obtain marketing approval of our product candidates.

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

●	restrictions on manufacturing such products;
●	restrictions on the labeling or marketing of a product;
●	restrictions on product distribution or use;
●	requirements to conduct post-marketing studies or clinical trials;
●	warning letters or holds on clinical trials;
●	withdrawal of the products from the market;
●	refusal to approve pending applications or supplements to approved applications that we submit;
●	recall of products;
●	fines, restitution or disgorgement of profits or revenues;
●	suspension or withdrawal of marketing approvals;
●	refusal to permit the import or export of our products;
●	product seizure or detention; or
●	injunctions or the imposition of civil or criminal penalties.

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

In the United States, the European Union and other jurisdictions, there have been, and we expect there will continue to be, a number of legislative and regulatory changes and proposed changes to the healthcare system that could affect our future results of operations. In particular, there have been and continue to be a number of initiatives at the U.S. federal and state levels that seek to reduce healthcare costs and improve the quality of healthcare. For example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively the ACA, was enacted, which substantially changed the way healthcare is financed by both governmental and private insurers. Among the provisions of the ACA, those of greatest importance to the pharmaceutical and biotechnology industries include the following:

●	an annual, non-deductible fee payable by any entity that manufactures or imports certain branded prescription drugs and biologic agents (other than those designated as orphan drugs), which is apportioned among these entities according to their market share in certain government healthcare programs;
●	a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected;
●	expansion of eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to certain individuals with income at or below 133% of the federal poverty level, thereby potentially increasing a manufacturer’s Medicaid rebate liability;
●	a licensure framework for follow on biologic products;
●	a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research; and
●	establishment of a Center for Medicare & Medicaid Innovation at the Centers for Medicare & Medicaid Services, or CMS, to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending.

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

Our business operations and current and future arrangements with investigators, healthcare professionals, consultants, third-party payors, patient organizations and customers, may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations. These laws may constrain the business or financial arrangements and relationships through which we conduct our operations, including how we research, market, sell and distribute our product candidates, if approved. Such laws include:

●	the U.S. federal Anti-Kickback Statute, which prohibits, among other things, persons or entities from knowingly and willfully soliciting, offering, receiving or providing any remuneration (including any kickback, bribe, or certain rebate), directly or indirectly, overtly or covertly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, lease, order or recommendation of, any good, facility, item or service, for which payment may be made, in whole or in part, under U.S. federal and state healthcare programs such as Medicare and Medicaid. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;
●	the U.S. federal civil and criminal false claims and civil monetary penalties laws, including the civil False Claims Act, which prohibit, among other things,, including through civil whistleblower or qui tam actions, individuals or entities from knowingly presenting, or causing to be presented, to the U.S. federal government, claims for payment or approval that are false or fraudulent, knowingly making, using or causing to be made or used, a false record or statement material to a false or fraudulent claim, or from knowingly making a false statement to avoid, decrease or conceal an obligation to pay money to the U.S. federal government. In addition, the government may assert that a claim including items and services resulting from a violation of the U.S. federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act;
●	the U.S. federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which created additional federal criminal statutes which prohibit, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, or knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement, in connection with the delivery of, or payment for, healthcare benefits, items or services. Similar to the U.S. federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;
●	the FDCA, which prohibits, among other things, the adulteration or misbranding of drugs, biologics and medical devices;

●	the U.S. Public Health Service Act, which prohibits, among other things, the introduction into interstate commerce of a biological product unless a biologics license is in effect for that product;
●	federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers;
●	the U.S. Physician Payments Sunshine Act and its implementing regulations, which requires certain manufacturers of drugs, devices, biologics and medical supplies that are reimbursable under Medicare, Medicaid, or the Children’s Health Insurance Program, with specific exceptions, to report annually to the government information related to certain payments and other transfers of value to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain health care professionals (beginning in 2022), and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members;
●	analogous U.S. state laws and regulations, including: state anti-kickback and false claims laws, which may apply to our business practices, including but not limited to, research, distribution, sales and marketing arrangements and claims involving healthcare items or services reimbursed by any third-party payor, including private insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the U.S. federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws and regulations that require drug manufacturers to file reports relating to pricing and marketing information, which requires tracking gifts and other remuneration and items of value provided to healthcare professionals and entities; and state and local laws that require the registration of pharmaceutical sales representatives; and
●	similar healthcare laws and regulations in the European Union and other jurisdictions, including reporting requirements detailing interactions with and payments to healthcare providers.

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

Many of our current or potential competitors, either alone or with their collaboration partners, have greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals, and marketing approved products than we do. Mergers and acquisitions in the pharmaceutical, biotechnology, and gene therapy industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These competitors also compete with us in recruiting and retaining qualified scientific, manufacturing and management personnel and establishing clinical trial sites and patient enrollment in clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs. Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient, or are less expensive than any products that we may develop or that would render any products that we may develop obsolete or non-competitive. Our competitors also may obtain FDA, EMA or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. Additionally, technologies developed by our competitors may render our potential product candidates uneconomic or obsolete, and we may not be successful in marketing any product candidates we may develop against competitors.

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

If our product candidates receive marketing approval, they may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors and others in the medical community. If they do not achieve an adequate level of acceptance, we may not generate significant product revenues or become profitable. The degree of market acceptance of our product candidates, if approved for commercial sale, will depend on a number of factors, including but not limited to:

●	the efficacy and potential advantages compared to alternative treatments;
●	effectiveness of sales and marketing efforts;
●	the cost of treatment in relation to alternative treatments, including any similar generic treatments;
●	our ability to offer our products for sale at competitive prices;
●	the convenience and ease of administration compared to alternative treatments;
●	the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;
●	the strength of marketing and distribution support;
●	the timing of market introduction of competitive products;
●	the availability of third-party coverage and adequate reimbursement;
●	product labeling or product insert requirements of the FDA, EMA or other regulatory authorities, including any limitations or warnings contained in a product’s approved labeling;
●	the prevalence and severity of any side effects; and
●	any restrictions on the use of our product together with other medications.

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

●	different regulatory requirements for drug and biologic approvals and rules governing drug and biologic commercialization in foreign countries;
●	reduced protection for intellectual property rights;
●	foreign reimbursement, pricing and insurance regimes;
●	unexpected changes in tariffs, trade barriers and regulatory requirements;
●	economic weakness, including inflation, or political instability in particular foreign economies and markets;
●	foreign currency fluctuations, which could result in increased operating expenses and reduced revenues, and other obligations incident to doing business in another country;
●	business interruptions resulting from geopolitical actions, including war and terrorism, or widespread health emergencies, such as the COVID-19 pandemic, or natural disasters including earthquakes, typhoons, floods and fires, or from economic or political instability;
●	greater difficulty with enforcing our contracts;
●	potential noncompliance with the FCPA, the Bribery Act and similar anti-bribery and anticorruption laws in other jurisdictions; and
●	production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad.

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

We produce our product candidates in our cGMP viral vector manufacturing facility completed in early 2018 and we entered into agreements in August 2020 to purchase our second cGMP viral vector manufacturing facility and our first cGMP plasmid production facility in Shannon, Ireland to expand our manufacturing and supply chain capabilities. However, if our current facility is damaged, suffers any form of delay or regulatory challenges, we experience slowdowns or problems with the construction of our new facilities or we are unable to scale our internal manufacturing capabilities to meet demand for our product candidates, we will need to contract with third-party manufacturers to produce our product candidates.

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

We may be unable to establish any agreements with third-party manufacturers or to do so on acceptable terms. Even if we are able to establish agreements with third-party manufacturers, reliance on third-party manufacturers entails additional risks, including:

●	the possible breach of the manufacturing agreement by the third party;
●	the possible termination or nonrenewal of the agreement by the third party at a time that is costly or inconvenient for us; and
●	reliance on the third party for regulatory compliance, quality assurance, safety, and pharmacovigilance and related reporting.

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

We have entered into collaboration agreements with third parties for the development and commercialization of our product candidates, including our Collaboration Agreement with Janssen for the development and commercialization of AAV-CNGB3, AAV-CNGA3 and AAV-RPGR. We have also entered into a manufacturing research collaboration agreement with Janssen to further develop processes for manufacturing AAV viral vectors.  We may seek additional collaborative relationships in the future. Failure to obtain a collaborative relationship for our product candidates may significantly impair their commercial potential. We also may need to enter into collaborative relationships to provide funding to support our other research and development programs. The process of establishing and maintaining collaborative relationships is difficult, time-consuming and involves significant uncertainty, such as:

●	a collaboration partner may shift its priorities and resources away from our product candidates due to a change in business strategies, or a merger, acquisition, sale or downsizing;
●	a collaboration partner may seek to renegotiate or terminate their relationships with us due to unsatisfactory clinical results, manufacturing issues, a change in business strategy, a change of control or other reasons;
●	a collaboration partner may cease development in therapeutic areas which are the subject of our strategic collaboration;
●	a collaboration partner may not devote sufficient capital or resources towards our product candidates;
●	a collaboration partner may change the success criteria for a product candidate thereby delaying or ceasing development of such candidate;
●	a significant delay in initiation of certain development activities by a collaboration partner will also delay payment of milestones tied to such activities, thereby impacting our ability to fund our own activities;
●	a collaboration partner could develop a product that competes, either directly or indirectly, with our product candidate;
●	a collaboration partner with commercialization obligations may not commit sufficient financial or human resources to the marketing, distribution or sale of a product;
●	a collaboration partner with manufacturing responsibilities may encounter regulatory, resource or quality issues and be unable to meet demand requirements;
●	a collaboration partner may terminate a strategic alliance;
●	a dispute may arise between us and a partner concerning the research, development or commercialization of a product candidate resulting in a delay in milestones, royalty payments or termination of an alliance and possibly resulting in costly litigation or arbitration which may divert management attention and resources; and

●	a partner may use our products or technology in such a way as to make us subject to litigation with a third party.

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

The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations, and may not adequately protect our business, or permit us to maintain our competitive advantage. The following examples are illustrative:

●	others may be able to make products that are the same as or similar to our product candidates but that are not covered by the claims of the patents that we own or have exclusively licensed;
●	others, including inventors or developers of our owned or in-licensed patented technologies who may become involved with competitors, may independently develop similar technologies that function as alternatives or replacements for any of our technologies without infringing our intellectual property rights;
●	we or our licensors or our other collaboration partners might not have been the first to conceive and reduce to practice the inventions covered by the patents or patent applications that we own, license or will own or license;
●	we or our licensors or our other collaboration partners might not have been the first to file patent applications covering certain of the patents or patent applications that we or they own or have obtained a license, or will own or will have obtained a license;
●	we or our licensors may fail to meet obligations to the U.S. government with respect to in-licensed patents and patent applications funded by U.S. government grants, leading to the loss of patent rights;
●	it is possible that our pending patent applications will not result in issued patents;
●	it is possible that there are prior public disclosures that could invalidate our or our licensors’ patents;
●	issued patents that we own or exclusively license may not provide us with any competitive advantage, or may be held invalid or unenforceable, as a result of legal challenges by our competitors;
●	our competitors might conduct research and development activities in countries where we do not have patent rights, or in countries where research and development safe harbor laws exist, and then use the information learned from such activities to develop competitive products for sale in our major commercial markets;
●	ownership, validity or enforceability of our or our licensors’ patents or patent applications may be challenged by third parties; and
●	the patents of third parties or pending or future applications of third parties, if issued, may have an adverse effect on our business.

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

The growth of our business may depend in part on our ability to acquire or in-license additional proprietary rights. For example, our programs may involve product candidates or equipment that may require the use of additional proprietary rights held by third parties. Our product candidates may also require specific formulations to work effectively and efficiently. These formulations may be covered by intellectual property rights held by others. We may develop products containing our compositions and pre-existing pharmaceutical compositions. These pharmaceutical products may be covered by intellectual property rights held by others. We may be required by the FDA, EMA or other foreign regulatory authorities to provide a companion diagnostic test or tests with our product candidates. These diagnostic test or tests may be covered by intellectual property rights held by others. We may be unable to acquire or in-license any relevant third-party intellectual property rights that we identify as necessary or important to our business operations. We may fail to obtain any of these licenses at a reasonable cost or on reasonable terms, if at all, which would harm our business. We may need to cease use of the compositions or methods covered by such third-party intellectual property rights, and may need to seek to develop alternative approaches that do not infringe on such intellectual property rights which may entail additional costs and development delays, even if we were able to develop such alternatives, which may not be feasible. Even if we are able to obtain a license under such intellectual property rights, any such license may be non-exclusive, which may allow our competitors access to the same technologies licensed to us.

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

As of June 30, 2020, we had 168 full-time employees. We will need to significantly expand our organization, including hiring and training significant numbers of employees and managerial personnel to staff our expanding manufacturing and supply chain operations in our new facilities in Ireland. We may have difficulty identifying, hiring and integrating new personnel. Future growth would impose significant additional responsibilities on our management, including the need to identify, recruit, maintain, motivate and integrate additional employees, consultants and contractors. Also, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If our management is unable to effectively manage our expected growth, our expenses may increase more than expected, our potential ability to generate revenue could be reduced and we may not be able to implement our business strategy. Many of the biotechnology companies that we compete against for qualified personnel and consultants have greater financial and other resources, different risk profiles and a longer history in the industry than we do. If we are unable to continue to attract and retain high-quality personnel and consultants, the rate and success at which we can discover and develop product candidates and operate our business will be limited.

Our future success depends on our ability to retain our key personnel and to attract, retain and motivate qualified personnel.

Our industry has experienced a high rate of turnover of management personnel in recent years. We are highly dependent on the development, regulatory, commercialization and business development expertise of Alexandria Forbes, Ph.D., our President and Chief Executive Officer, Rich Giroux, our Chief Operating Officer and Chief Financial Officer and Stuart Naylor, Ph.D., our Chief Development Officer, as well as the other principal members of our management, scientific and clinical teams. Although we have formal employment agreements with certain of our executive officers, these agreements do not prevent them from terminating their employment with us at any time and, for certain of our executive officers, entitle them to receive severance payments in connection with their voluntary resignation of employment.

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

The use of our product candidates in clinical trials and the sale of any products for which we obtain marketing approval exposes us to the risk of product liability claims. Product liability claims might be brought against us by consumers, health care providers, pharmaceutical companies or others selling or otherwise coming into contact with our products. On occasion, large judgments have been awarded in class action lawsuits based on products that had unanticipated adverse effects. If we cannot successfully defend against product liability claims, we could incur substantial liability and costs. In addition, regardless of merit or eventual outcome, product liability claims may result in:

●	impairment of our business reputation and significant negative media attention;
●	withdrawal of participants from our clinical trials;
●	significant costs to defend the related litigation;
●	distraction of management’s attention from our primary business;
●	substantial monetary awards to patients or other claimants;
●	inability to commercialize our product candidates;
●	product recalls, withdrawals or labeling, marketing or promotional restrictions;
●	decreased demand for our product candidates, if approved for commercial sale; and
●	loss of revenue.

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

Our computer systems, as well as those of our contractors and consultants, are vulnerable to damage from computer viruses, unauthorized access, hardware and software failures, natural disasters (including hurricanes), terrorism, war and telecommunication and electrical failures. If such an event were to occur, it could result in a material disruption of our product candidate development programs or manufacturing operations. For example, the loss of preclinical study or clinical trial data from completed, ongoing or planned trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. A significant interruption to our manufacturing operations could delay the completion of clinical trials and increase the costs of those trials. To the extent that any disruption or security breach were to result in a loss of or damage to our data or applications, or inappropriate disclosure of personal, confidential or proprietary information, we could incur liability and the further development of our product candidates could be delayed.

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

Our share price is likely to be volatile. The stock market in general and the market for smaller biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. Additionally, the trading prices for our ordinary shares and the shares of other smaller biopharmaceutical companies have been highly volatile as a result of the COVID-19 pandemic.  As a result of this volatility, you may not be able to sell your ordinary shares at or above your purchase price. The market price for our ordinary shares may be influenced by many factors, including:

●	the success of competitive products or technologies;
●	actual or expected changes in our growth rate relative to our competitors;
●	results of clinical trials of our product candidates or those of our competitors;
●	developments related to our existing or any future collaborations;
●	regulatory or legal developments in the United States and other countries;
●	development of new product candidates that may address our markets and make our product candidates less attractive;
●	changes in physician, hospital or healthcare provider practices that may make our product candidates less useful;
●	announcements by us, our partners or our competitors of significant acquisitions, strategic partnerships, joint ventures, collaborations or capital commitments;
●	developments or disputes concerning patent applications, issued patents or other proprietary rights;
●	the recruitment or departure of key personnel;
●	the level of expenses related to any of our product candidates or clinical development programs;
●	failure to meet or exceed financial estimates and projections of the investment community or that we provide to the public;
●	the results of our efforts to discover, develop, acquire or in-license additional product candidates or products;
●	actual or expected changes in estimates as to financial results, development timelines or recommendations by securities analysts;
●	variations in our financial results or those of companies that are perceived to be similar to us;
●	changes in the structure of healthcare payment systems;
●	market conditions in the pharmaceutical and biotechnology sectors;

●	general economic, industry and market conditions;
●	changes in accounting principles; and
●	the other factors described in this “Item 1A. Risk Factors” section and elsewhere in this Form 10-Q.

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

As of June 30, 2020, our executive officers, directors and shareholders who owned more than 5% of our outstanding ordinary shares and their respective affiliates, in the aggregate, hold ordinary shares representing approximately 59.6% of our outstanding ordinary shares.

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

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”), and may remain an emerging growth company until the last day of the fiscal year following the fifth anniversary of our IPO. However, if certain events occur prior to the end of such five-year period, including if we become a “large accelerated filer,” our annual gross revenues exceed $1.07 billion or we issue more than $1.0 billion of non-convertible debt in any three-year period, we will cease to be an emerging growth company prior to the end of such five-year period. For so long as we remain an emerging growth company, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include:

●	being permitted to provide only two years of audited financial statements, in addition to any required unaudited interim financial statements, with correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure in our periodic reports filed with the SEC;
●	not being required to comply with the auditor attestation requirements in the assessment of our internal control over financial reporting;
●	not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements;
●	reduced disclosure obligations regarding executive compensation; and
●	exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

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

Under Cayman Islands law, we may only make distributions by way of dividend out of profits, or out of our share premium account (provided that immediately following the date that the dividend is proposed to be paid we are able to pay our debts as they fall due in the ordinary course of business). We have never declared or paid any cash dividends on our ordinary shares. We currently anticipate that we will retain future earnings for the development, operation and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future. As a result, capital appreciation, if any, of our ordinary shares would be your sole source of gain on an investment in our ordinary shares for the foreseeable future. See the “Dividend Policy” section of the Form 10-K for the year ended December 31, 2019 for additional information.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On April 9, 2020 (the “Closing Date”), we acquired Emrys, a pre-clinical biopharmaceutical company developing brain-derived neurotrophic factor gene therapy for treatment of genetic obesity disorders, as well as the development of gene therapy product candidates for other central nervous system diseases. We acquired Emrys pursuant to an Agreement and Plan of Merger (the “Emrys Merger Agreement”), dated as of April 9, 2020, by and among the Company, Emrys, and EB Acquisition, Inc., a wholly-owned subsidiary of the Company (“Merger Sub”), the Emrys stockholders and the Emrys stockholder representative, pursuant to which Merger Sub was merged with and into Emrys, with Emrys being the surviving corporation (the “Merger”). As a result of the Merger, Emrys became a wholly-owned subsidiary of the Company and was renamed MeiraGTx Bio, Inc.

In connection with the acquisition of Emrys, the parties to the Agreement and Plan of Merger (the “Vector Merger Agreement”), dated as of October 5, 2018, entered into an Amendment and Waiver to the Vector Merger Agreement by and among the Company, VN Acquisition, Inc., VN Acquisition 2, Inc., the former Vector Neurosciences, Inc. (“Vector”) stockholders and the Vector stockholder representative, to terminate and waive all milestone payments payable under the Vector Merger Agreement that were otherwise required if specified regulatory milestones were met, and to terminate and waive all royalty payments that were otherwise required to be paid under the Vector Merger Agreement.

During the quarter ended June 30, 2020, in connection with the acquisition of Emrys and the termination and waiver of the milestone and royalty payments otherwise required under the Vector Merger Agreement, the consideration to Emrys’ selling stockholders consisted of 580,000 of our ordinary shares of which (i) 232,000 ordinary shares were issued on the Closing Date, (ii) 290,000 restricted ordinary shares were issued on the Closing Date, with 50% of such restricted ordinary shares scheduled to vest on each of the first and second anniversaries of the Closing Date, and (iii) 58,000 ordinary shares will be issued 18 months following the Closing Date, provided that the shares described in clauses (ii) and (iii) are subject to certain indemnification claims under the Emrys Merger Agreement.  Total consideration of $7.7 million was based on the closing price of our ordinary shares of $13.25 per share on the Closing Date.

Additionally, on April 4, 2020, we issued 22,500 ordinary shares to certain Vector stockholders in accordance with the terms of the Vector Merger Agreement.

The ordinary shares have not been registered under the Securities Act of 1933, as amended (the “Securities Act”) or any state securities laws and were issued and will be issued, as applicable, in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On August 4, 2020, MeiraGTx Ireland DAC, a designated activity company incorporated under the laws of Ireland and a wholly-owned subsidiary of the Company (“Meira Ireland”), entered into two agreements (the “Agreements”) with Shannon Commercial Enterprises DAC trading as Shannon Commercial Properties, to purchase two properties in the Shannon Free Zone in Shannon, Ireland for an aggregate purchase price of €18 million. Upon signing the Agreements, we paid a 20% deposit in an aggregate amount of €3,600,000, or approximately $4.3 million, with the balance due at closing. These properties will serve as our second cGMP viral vector manufacturing facility and our first cGMP plasmid production facility.  The closing for each property is expected to occur on or around the date of completion of the building structure on each site, with the first building scheduled to be completed on August 21, 2020 and the second building scheduled to be completed on November 17, 2020.  At the closings, Meira Ireland will enter into a lease for each property (the “Leases” and together with the “Agreements”, the “Transaction Documents”) providing for a long leasehold interest of approximately 191 years.

Each Agreement includes customary terms and conditions, including that Meira Ireland will receive liquidated damages under certain circumstances if a building is not completed by November 17, 2020 and that Meira Ireland may terminate an Agreement and receive a refund of its deposit if a building is not completed by August 17, 2021.  The Leases also include customary terms and conditions, with a nominal annual lease cost and annual maintenance fees of approximately €31,000 in the aggregate, which amount is subject to change depending on the annual maintenance costs within the Shannon Free Zone development.

The foregoing description of the Transaction Documents does not purport to be complete and is qualified in its entirety by reference to the full text of the Transaction Documents, which will be filed as exhibits to our quarterly report on Form 10-Q for the three months ended September 30, 2020.

Item 6. Exhibits.

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**

101.INS	Inline XBRL Instance Document					*

101.SCH	Inline XBRL Taxonomy Extension Schema Document					*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*

104	Cover Page Interactive Data File (Formatted in Inline XBRL and contained in exhibit 101)					*

*     Filed herewith.

**   Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MeiraGTx Holdings plc (Registrant)

Date: August 6, 2020	By:	/s/ Alexandria Forbes
Alexandria Forbes
Chief Executive Officer
(principal executive officer and authorized signatory)

Date: August 6, 2020	By:	/s/ Richard Giroux
Richard Giroux
Chief Financial Officer and Chief Operating Officer
(principal financial officer and principal accounting officer)