Form 10-Q
period 2020-09-30
MeiraGTx Holdings plc
filed 2020-11-05
CIK 1735438

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number: 001-38520

MeiraGTx Holdings plc

(Exact Name of Registrant as Specified in its Charter)

Cayman Islands	98-1448305
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

450 East 29th Street, 14th Floor
New York, NY	10016
(Address of principal executive offices)	(Zip Code)

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

As of October 31, 2020, the registrant had 38,412,163 ordinary shares, $0.00003881 par value per share, outstanding.

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

i

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	September 30,	December 31,
	2020	2019

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$179,084,386	$227,233,384
Restricted cash	250,526	—
Accounts receivable - related party	26,639,805	23,337,377
Prepaid expenses	4,001,502	4,464,085
Tax incentive receivable	7,087,253	11,974,437
Other current assets	818,671	1,970,585
Total Current Assets	217,882,143	268,979,868

Property and equipment, net	34,820,814	23,858,108
Security deposits	737,720	951,138
In-process research and development	810,357	777,655
Restricted cash	—	123,376
Other assets	203,255	195,053
Right-of-use assets	38,591,434	29,002,448
TOTAL ASSETS	$293,045,723	$323,887,646

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$5,195,937	$3,759,339
Accrued expenses	15,563,482	18,083,757
Lease obligations, current	2,116,018	1,674,210
Deferred revenue - related party, current	23,715,116	25,678,515
Other current liabilities	17,639	—
Total Current Liabilities	46,608,192	49,195,821

Deferred revenue - related party	48,279,463	60,535,576
Lease obligations	17,127,159	21,504,340
Asset retirement obligations	1,741,407	1,654,755
Deferred income tax liability	203,255	195,053
TOTAL LIABILITIES	113,959,476	133,085,545

COMMITMENTS

SHAREHOLDERS' EQUITY:
Ordinary Shares, $0.00003881 par value, 1,288,327,750 authorized, 38,412,163 and 36,791,906 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	1,491	1,429
Capital in excess of par value	431,103,319	395,630,666
Accumulated other comprehensive loss	(1,451,753)	(1,794,042)
Accumulated deficit	(250,566,810)	(203,035,952)
Total Shareholders' Equity	179,086,247	190,802,101
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$293,045,723	$323,887,646

See Notes to Condensed Consolidated Financial Statements

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

	For the Three-Month Periods Ended September 30,		For the Nine-Month Periods Ended September 30,
	2020	2019	2020	2019

License revenue - related party	$5,091,832	$3,582,586	$11,775,113	$6,349,222

Operating expenses:
General and administrative	8,896,111	9,874,810	32,199,515	31,811,456
Research and development	4,626,085	4,614,446	28,911,490	27,362,432
Total operating expenses	13,522,196	14,489,256	61,111,005	59,173,888
Loss from operations	(8,430,364)	(10,906,670)	(49,335,892)	(52,824,666)
Other non-operating income (expense):
Foreign currency gain	1,875,427	115,470	766,860	3,117,047
Interest income	158,346	959	1,141,321	40,686
Interest expense	(35,136)	(9,283)	(103,147)	(28,311)
Loss before income taxes	(6,431,727)	(10,799,524)	(47,530,858)	(49,695,244)
Benefit for income taxes	—	338,670	—	430,060
Net loss	(6,431,727)	(10,460,854)	(47,530,858)	(49,265,184)
Other comprehensive (loss) income:
Foreign currency translation, net of tax of $0 and $338,670 for the three-month periods ended September 30, 2020 and 2019, respectively and $0 and $430,060 for the nine-month periods ended September 30, 2020 and 2019, respectively	(4,121,227)	1,653,507	342,289	2,099,706
Total comprehensive loss	$(10,552,954)	$(8,807,347)	$(47,188,569)	$(47,165,478)
Net loss	$(6,431,727)	$(10,460,854)	$(47,530,858)	$(49,265,184)
Basic and diluted net loss per ordinary share	$(0.17)	$(0.30)	$(1.29)	$(1.53)
Weighted-average number of ordinary shares outstanding	37,223,375	34,663,623	36,940,372	32,111,733

See Notes to Condensed Consolidated Financial Statements

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

FOR THE PERIOD ENDED SEPTEMBER 30, 2020

(unaudited)

	Shareholders’ Equity
				Accumulated Other		Total
	Ordinary		Capital in Excess	Comprehensive	Accumulated	Shareholders'
	Shares	Amount	of Par Value	(Loss) Income	Deficit	Equity

Balance at December 31, 2019	36,791,906	$1,429	$395,630,666	$(1,794,042)	$(203,035,952)	$190,802,101
Exercise of share options	26,010	1	175,076	—	—	175,077
Share-based compensation	—	—	5,682,881	—	—	5,682,881
Foreign currency translation	—	—	—	3,945,924	—	3,945,924
Net loss for the three-month period ended March 31, 2020	—	—	—	—	(15,681,197)	(15,681,197)
Balance at March 31, 2020	36,817,916	$1,430	$401,488,623	$2,151,882	$(218,717,149)	$184,924,786
Share-based compensation	—	—	5,056,069	—	—	5,056,069
Issuance of shares in connection with asset acquisitions	544,500	21	7,684,980	—	—	7,685,001
Foreign currency translation	—	—	—	517,592	—	517,592
Net loss for the three-month period ended June 30, 2020	—	—	—	—	(25,417,934)	(25,417,934)
Balance at June 30, 2020	37,362,416	$1,451	$414,229,672	$2,669,474	$(244,135,083)	$172,765,514
Exercise of share options	56,299	1	478,231	—	—	478,232
Share-based compensation	—	—	3,737,919	—	—	3,737,919
Issuance of shares in at-the-market offering, net of issuance costs of $505,650	993,448	39	12,657,497	—	—	12,657,536
Foreign currency translation	—	—	—	(4,121,227)	—	(4,121,227)
Net loss for the three-month period ended September 30, 2020	—	—	—	—	(6,431,727)	(6,431,727)
Balance at September 30, 2020	38,412,163	$1,491	$431,103,319	$(1,451,753)	$(250,566,810)	$179,086,247

See Notes to Condensed Consolidated Financial Statements

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

FOR THE PERIOD ENDED SEPTEMBER 30, 2019

(unaudited)

	Shareholders' Equity
				Accumulated Other		Total
	Ordinary		Capital in Excess	Comprehensive	Accumulated	Shareholders'
	Shares	Amount	of Par Value	Income (Loss)	Deficit	Equity

Balance at December 31, 2018	27,386,632	$1,064	$229,054,460	$293,666	$(148,289,717)	$81,059,473
Issuance of ordinary shares in connection with a license agreement	158,832	6	1,966,334	—	—	1,966,340
Sale of ordinary shares in connection with private placement, net of issuance costs of $2,426,953	5,797,102	225	77,572,822	—	—	77,573,047
Share-based compensation	—	—	2,934,991	—	—	2,934,991
Foreign currency translation	—	—	—	(1,133,683)	—	(1,133,683)
Net loss for the three-month period ended March 31, 2019	—	—	—	—	(17,981,918)	(17,981,918)
Balance at March 31, 2019	33,342,566	$1,295	$311,528,607	$(840,017)	$(166,271,635)	$144,418,250
Exercise of share options	225	—	1,267	—	—	1,267
Share-based compensation	—	—	4,386,123	—	—	4,386,123
Foreign currency translation, net of income taxes	—	—	—	1,579,882	—	1,579,882
Net loss for the three-month period ended June 30, 2019	—	—	—	—	(20,822,412)	(20,822,412)
Balance at June 30, 2019	33,342,791	$1,295	$315,915,997	$739,865	$(187,094,047)	$129,563,110
Sale of ordinary shares in connection with public offering, net of issuance costs of $5,042,795	3,200,000	124	70,157,088	—	—	70,157,212
Issuance of ordinary shares in connection with payables	19,807	1	421,499	—	—	421,500
Exercise of share options	9,124	—	53,344	—	—	53,344
Share-based compensation	—	—	3,505,551	—	—	3,505,551
Foreign currency translation, net of income taxes of $338,670	—	—	—	1,653,507	—	1,653,507
Net loss for the three-month period ended September 30, 2019	—	—	—	—	(10,460,854)	(10,460,854)
Balance at September 30, 2019	36,571,722	$1,420	$390,053,479	$2,393,372	$(197,554,901)	$194,893,370

See Notes to Condensed Consolidated Financial Statements

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(47,530,858)	$(49,265,184)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Ordinary shares issued in connection with license agreement	—	1,966,340
Share-based compensation expense	14,476,869	10,826,665
Foreign currency gain	(766,860)	(3,117,047)
Depreciation	2,820,857	1,569,098
Lease obligations	30,447	304,713
Loss on disposal of equipment, furniture and fixtures	115,854	—
Gain on termination of lease liability	(143,589)	—
Amortization of interest on asset retirement obligations	100,847	7,861
Issuance of shares in connection with asset acquisition	7,685,001	—
Benefit for income taxes	—	(430,060)
(Increase) decrease in operating assets:
Accounts receivable - related party	(3,725,304)	—
Prepaid expenses	535,206	(4,413,356)
Tax incentive receivable	4,628,464	—
Other current assets	1,105,550	(6,358,738)
Security deposits	190,839	(745,275)
Increase (decrease) in operating liabilities:
Accounts payable	480,850	1,415,012
Accrued expenses	(2,634,475)	(2,428,405)
Other current liabilities	—	(436,161)
Deferred revenue - related party	(11,775,113)	93,120,824
Net cash (used in) provided by operating activities	(34,405,415)	42,016,287

Cash flows from investing activities:
Purchase of property and equipment	(12,908,918)	(4,230,740)
Payment for right of use asset	(13,876,778)	—
Net cash used in investing activities	(26,785,696)	(4,230,740)

Cash flows from financing activities:
Payments on lease obligations - financing leases	(19,339)	(17,923)
Exercise of share options	653,309	54,611
Proceeds from the issuance of ordinary shares	13,163,186	155,200,007
Issuance costs in connection with ordinary shares	(505,650)	(7,469,748)
Net cash provided by financing activities	13,291,506	147,766,947

Net (decrease) increase in cash, cash equivalents and restricted cash	(47,899,605)	185,552,494
Effect of exchange rate changes on cash	(122,243)	(302,046)
Cash, cash equivalents and restricted cash at beginning of period	227,356,760	68,203,551
Cash, cash equivalents and restricted cash at end of period	$179,334,912	$253,453,999

Supplemental disclosure of non-cash transactions:
Issuance of shares in connection with asset acquisition	$7,685,001	$—
Issuance of shares in connection with a license agreement	$—	$1,966,340
Fixed asset acquisition included in accounts payable and accrued expenses at end of period	$1,191,917	$—
Issuance of shares in connection with payables	$—	$421,500
Lease obligations for right-of-use asset	$—	$22,932,582
Supplemental disclosure of cash flow information:
Cash paid for interest	$136	$1,219

See Notes to Condensed Consolidated Financial Statements

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.       Organization and Basis of Presentation:

The Company

MeiraGTx Holdings plc and subsidiaries (the “Company” or “Meira Holdings”), an exempted company incorporated under the laws of the Cayman Islands, is a vertically integrated, clinical-stage gene therapy company with six programs in clinical development and a broad pipeline of preclinical and research programs.  The Company has core capabilities in viral vector design and optimization and gene therapy manufacturing, as well as a potentially transformative gene regulation technology.  Led by an experienced management team, the Company has taken a portfolio approach by licensing, acquiring and developing technologies that give depth across both product candidates and indications.  The Company’s initial focus is on three distinct areas of unmet medical need: inherited retinal diseases, neurodegenerative diseases and severe forms of xerostomia.  Though initially focusing on the eye, central nervous system and salivary gland, the Company intends to expand its focus in the future to develop additional gene therapy treatments for patients suffering from a range of serious diseases. The Company also owns and operates a current good manufacturing practices, or cGMP, multi-product, multi-viral vector manufacturing facility in London, United Kingdom, which includes fill and finish capabilities and can supply the Company’s clinical and potential commercial material. Additionally, on August 4, 2020, the Company entered into agreements to acquire its second cGMP viral vector manufacturing facility and its first cGMP plasmid production facility in Shannon, Ireland to expand its manufacturing and supply chain capabilities. The Company closed on the acquisition of the first building in August 2020 and expects to close on the acquisition of the second building when the building structure is completed, which is expected to occur in December 2020.

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

Interim Financial Statements

The accompanying condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, the condensed consolidated financial statements include all adjustments (consisting of normal recurring accruals) necessary in order to make the condensed consolidated financial statements not misleading. Operating results for the nine-month period ended September 30, 2020 are not necessarily indicative of the final results that may be expected for the year ending December 31, 2020. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2019 included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (the “Form 10-K”).

Liquidity

The Company has not yet achieved profitable operations. There is no assurance that profitable operations, if ever achieved, could be sustained on a continuing basis. In addition, development activities, clinical and preclinical testing, and commercialization of the Company’s product candidates will require significant additional financing. The Company’s accumulated deficit at September 30, 2020 totaled $250,566,810, and management expects to incur substantial losses in future periods. The success of the Company is subject to certain risks and uncertainties, including, among others: uncertainty of product development; competition in the Company’s field of use;

uncertainty of capital availability; uncertainty in the Company’s ability to enter into agreements with collaborative partners; dependence on third parties; and dependence on key personnel. For the nine-months ended September 30, 2020, the Company used $34,405,415 in cash flows from operations and there are no assurances that the Company will generate positive cash flows in the future. Additionally, there are no assurances that the Company will be successful in obtaining an adequate level of financing for the development and commercialization of its product candidates.

As of September 30, 2020, the Company had cash, cash equivalents and restricted cash in the amount of $179,334,912, which consisted of depository accounts. On January 30, 2019, the Company entered into a collaboration, option and license agreement with Janssen Pharmaceuticals, Inc. (“Janssen”), one of the Janssen Pharmaceuticals Companies of Johnson & Johnson (the “Collaboration Agreement”), for the research, development and commercialization of gene therapies for the treatment of inherited retinal diseases (“IRD”). Under the terms of the Collaboration Agreement, the Company received an upfront payment of $100,000,000. The Company also receives funding for certain research, manufacturing, clinical development and commercialization costs, potential additional milestone payments upon the achievement of such milestones and royalties on future net sales of products. The Company estimates that its cash and cash equivalents on-hand at September 30, 2020 will be sufficient to cover its expenses for at least the next twelve months from the date of issuance of these condensed consolidated financial statements.

Risks and Uncertainties

The Company operates in an industry that is subject to intense competition, government regulation and rapid technological change. The Company’s operations are subject to significant risk and uncertainties including financial, operational, technological, regulatory and other risks, including the potential risk of business failure.

There are also many uncertainties regarding the pandemic caused by the novel coronavirus, or COVID-19, and the Company is closely monitoring the impact of the pandemic on all aspects of its business, including how the pandemic will impact its financial condition, liquidity, operations, clinical studies, employees, vendors, and industry. While the pandemic did not materially affect the Company's financial results and business operations in the nine-month period ended September 30, 2020, the Company is unable to predict the impact that COVID-19 will have on its financial position and operating results in future periods due to numerous uncertainties. The Company will continue to assess the evolving impact of the COVID-19 pandemic and will make adjustments to its operations as necessary.

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

Foreign Currency Contracts

The Company uses foreign currency forward contracts to protect against changes in anticipated foreign currency cash flows resulting from changes in foreign currency exchange rates, primarily associated with non-functional currency denominated expenses. The foreign currency forward contracts outstanding as of September 30, 2020 had settlement dates within three-months.  The Company does not designate its foreign currency forward contracts as part of a hedging transaction. Changes in the fair value are recorded each period within the Company’s condensed consolidated statement of operations and comprehensive loss as a component of net loss. As of September 30, 2020, the Company had £2,000,000 of futures contracts with a settlement value of $2,598,900. The fair market value of these contracts as of September 30, 2020 was $2,581,571 resulting in an unrealized loss of $17,639, which has been recognized on the balance sheet as an other current liability.

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

The table below represents the values of the Company’s financial assets and liabilities that are required to be measured at fair value on a recurring basis:

	Fair Value Measurement Using:
		Significant	Significant Other	Significant
	September 30,	Observable Inputs	Observable Inputs	Unobservable
Description	2020	(Level 1)	(Level 2)	(Level 3)
Restricted cash	$250,526	$250,526	$—	$—
Other current liabilities	$17,639	$—	$17,639	$—
Asset retirement obligations	$1,741,407	$—	$—	$1,741,407

	Fair Value Measurement Using:
		Significant	Significant Other	Significant
	December 31,	Observable Inputs	Observable Inputs	Unobservable
Description	2019	(Level 1)	(Level 2)	(Level 3)
Restricted cash	$123,376	$123,376	$—	$—
Asset retirement obligations	$1,654,755	$—	$—	$1,654,755

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

The change in asset retirement obligations is as follows:

	For the Nine Months Ended September 30,
	2020	2019
Balance at beginning of period	$1,654,755	$128,119
Amortization of interest	100,847	7,861
Effects of exchange rate	(14,195)	(4,767)
Balance at end of period	$1,741,407	$131,213

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

The following securities are considered to be ordinary share equivalents, but were not included in the computation of diluted net loss per ordinary share because to do so would have been anti-dilutive:

	September 30,	September 30,
	2020	2019
Restricted share units	545,000	—
Share options	4,970,531	3,723,697
Restricted ordinary shares subject to forfeiture	—	326,588
	5,515,531	4,050,285

Segment Information

Management has concluded it has a single reporting segment for purposes of reporting financial condition and results of operations.

The Company’s license revenue, research funding and deferred revenue from its Collaboration Agreement are generated in the United Kingdom.

The following table summarizes non-current assets by geographical area:

	September 30,	December 31,
	2020	2019
United States	$14,299,510	$14,354,792
United Kingdom	39,755,612	39,476,700
Ireland	19,752,062	—
Netherlands	1,356,396	1,076,286
	$75,163,580	$54,907,778

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

4.       Accrued Expenses

Accrued expenses for the periods presented are comprised of the following:

	September 30,	December 31,
	2020	2019
Clinical trial costs	$8,512,457	$7,788,077
Professional fees	2,082,931	486,743
Fixed assets	1,124,566	1,108,362
Research and development	877,051	—
Compensation and benefits	867,584	6,850,335
Manufacturing costs	750,282	—
Consulting	703,439	1,247,989
Rent	9,036	283,876
Other	636,136	318,375
	$15,563,482	$18,083,757

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

Options

A summary of the Company’s share option activity related to employees, non-employee members of the board of directors and non-employee consultants as of and for the year-ended December 31, 2019 and the nine-month period ended September 30, 2020 is as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining
	Number of	Exercise	Contractual
	Options	Price	Life (years)
Outstanding at December 31, 2018	3,254,365	$7.64
Granted	551,000	17.94
Exercised	(134,533)	4.14
Expired	—	—
Forfeited	(25,472)	9.37
Outstanding at December 31, 2019	3,645,360	9.31	8.45	years
Granted	1,655,500	17.06
Exercised	(82,309)	7.94
Expired	—	—
Forfeited	(248,020)	15.15
Outstanding at September 30, 2020	4,970,531	$11.95	8.09	years
Options exercisable at September 30, 2020	2,086,963	$8.83	7.26	years
Aggregate intrinsic value of options outstanding as of September 30, 2020	$16,469,116
Aggregate intrinsic value of options exercisable as of September 30, 2020	$10,927,153

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

The total fair value of options vested during the three-month periods ended September 30, 2020 and 2019 was $1,271,830 and $429,647, respectively.

The total fair value of options vested during the nine-month periods ended September 30, 2020 and 2019 was $6,756,358 and $2,718,315, respectively.

The weighted-average grant date fair value of options granted during the nine-month periods ended September 30, 2020 and 2019 was $12.73 and $13.86, respectively.

The grant date fair values of the share options granted were estimated using the Black-Scholes option valuation model with the following ranges of assumptions:

	2020	2019
Risk-free interest rate	0.32 - 2.56%	2.03 - 2.55%
Expected volatility	90%	90%
Expected dividend yield	0%	0%
Expected life (in years)	5.5 - 6.1	5.5 - 6.1

As of September 30, 2020, the total compensation expense relating to unvested options granted that had not yet been recognized was $27,120,123, which is expected to be realized over a period of 4.0 years. The Company will issue shares upon exercise of options from ordinary shares reserved under the Plans.

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

For the three-months ended September 30, 2020, total share-based compensation expense recorded in connection with the RSUs was $681,846, of which $640,722 was recorded as general and administrative expense and $41,124 was recorded as research and development expense.

For the nine-months ended September 30, 2020, total share-based compensation expense recorded in connection with the RSUs was $1,961,987, of which $1,868,773 was recorded as general and administrative expense and $93,214 was recorded as research and development expense.

As of September 30, 2020, the total compensation expense relating to unvested RSUs granted that had not yet been recognized was $8,947,513, which is expected to be realized over a period of 3.4 years.

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

Total compensation expense in connection with the issuance of those restricted ordinary shares, in the amount of $0 and $5,587,546, of which $0 and $3,265,872 was share-based, was recorded as general and administrative expense during the three-month periods ended September 30, 2020 and 2019, respectively.

Total compensation expense in connection with the issuance of those restricted ordinary shares, in the amount of $6,545,688 and $11,840,200, of which $2,906,620 and $4,898,808 was share-based, was recorded as general and administrative expense during the nine-month periods ended September 30, 2020 and 2019, respectively.

A summary of the restricted ordinary shares is as follows:

	Ordinary Shares	$ Value
Non-vested at December 31, 2018	653,174	$9,797,610
Vested during 2019	(435,448)	(6,531,720)
Non-vested at December 31, 2019	217,726	$3,265,890
Vested during 2020	(217,726)	(3,265,890)
Non-vested at September 30, 2020	—	$—

During the three-month and nine-month periods ended September 30, 2020 and 2019 the Company recognized total share-based compensation expense in the accompanying condensed consolidated statements of operations and comprehensive loss as follows:

	Three-month periods ended September 30,
	2020	2019
Research and development	$1,559,711	$1,131,659
General and administrative	2,178,208	2,373,892
Total share-based compensation	$3,737,919	$3,505,551

	Nine-month periods ended September 30,
	2020	2019
Research and development	$4,441,732	$2,828,944
General and administrative	10,035,136	7,997,721
Total share-based compensation	$14,476,869	$10,826,665

The Company does not expect to realize any tax benefits from its share option activity or the recognition of share-based compensation expense because the Company currently has net operating losses and has a full valuation allowance against its deferred tax assets. Accordingly, no amounts related to excess tax benefits have been reported in cash flows from operations or cash flows from financing activities for the nine-month periods ended September 30, 2020 and 2019.

6.       Ordinary Shares

At-the-Market Offering

In July 2019, the Company entered into an “at-the-market” sales agreement with Chardan Capital Markets, LLC, or Chardan, pursuant to which the Company may sell from time to time, ordinary shares having an aggregate offering price of up to $75.0 million through Chardan, acting as our agent. During the nine-month period ended September 30, 2020, the Company raised gross proceeds of $13,163,186, excluding offering costs of approximately $505,650, through the sale of 993,448 ordinary shares pursuant to an “at-the-market” equity offering program. Under the “at-the-market” equity program which is currently effective and may remain available for the Company to use in the future, the Company may sell an additional $61,836,814 of ordinary shares. Whether the Company chooses to affect future sales under the “at-the-market” equity offering program will depend on a number of factors, including, among others, market conditions and the trading price of the Company’s ordinary shares relative to other sources of capital.

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

7.       Income Taxes

The Company did not record a provision for income taxes for the three-month and nine-month periods ended September 30, 2020 and 2019, as the Company has generated losses for all periods.

The Company periodically evaluates the realizability of its deferred tax assets based on all available evidence, both positive and negative. The realization of deferred tax assets is dependent on the Company’s ability to generate sufficient future taxable income during periods prior to the expiration of tax attributes to fully utilize these assets. The Company weighed both positive and negative evidence and determined that there is a continued need for a full valuation allowance on its deferred tax assets (after consideration of the reversal of the deferred tax liabilities for the ROU assets and fixed assets) in the United States, United Kingdom and Netherlands as of September 30, 2020. Should the Company determine that it would be able to realize its remaining deferred tax assets in the foreseeable future, an adjustment to its remaining deferred tax assets would cause a material increase to income in the period such determination is made.

The intraperiod tax allocation guidance required that the Company allocate income taxes between continuing operations and other categories of earnings. When the Company had a year-to-date pre-tax loss from continuing operations and year-to-date pre-tax income in other comprehensive income, applicable GAAP (ASC 740-20-45-7) required that the Company allocate the income tax provision to other categories of earnings (including other comprehensive income), and then record a related tax benefit in operations. For the three and nine-month periods ended September 30, 2019, the Company recognized net income from other comprehensive income while sustaining losses from operations. Because of the required allocation, the Company recorded on the condensed consolidated statements of operations and comprehensive loss an income tax benefit of $338,670 and $430,060 for the three and nine-month periods ended September 30, 2019, respectively, within “benefit for income taxes” and income tax expense of $338,670 and $430,060 within “other comprehensive income” on the condensed consolidated statements of operations for the three-month and nine-month periods ended September 30, 2019, respectively.  In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740) – Simplifying the Accounting for Income Taxes. ASU 2019-12 simplifies the accounting for income taxes, including removing exceptions within the general principles of Topic 740 regarding the incremental approach for intraperiod tax allocation. The Company has elected to adopt this ASU as of January 1, 2020 on a prospective basis.

New Tax Legislation

Many governments have enacted or are currently contemplating economic stimulus and financial aid measures. Many of these measures include deferring the due dates for tax payments, including both income tax and other taxes. The Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") was enacted on March 27, 2020 in the United States to address the economic impacts of the COVID-19 pandemic. The CARES Act includes corporate income tax, payroll tax, and other provisions. While the Company may receive financial, tax, or other benefits under the bill, this legislation did not impact the Company during the nine months ended September 30, 2020. The Company is still assessing the impact of the CARES Act and other global measures and does not expect there to be a material impact to its income tax provision for the year ending December 31, 2020.

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

During the three-month periods ended September 30, 2020 and 2019, the Company recognized $5,091,832 and $3,582,586, respectively, of the deferred revenue – related party as license revenue.

During the nine-month periods ended September 30, 2020 and 2019, the Company recognized $11,775,113 and $6,349,222, respectively, of the deferred revenue – related party as license revenue.

The Company also recognized $16,194,219 and $9,303,405, respectively, during the three-month periods ended September 30, 2020 and 2019 related to the reimbursement of research and development expenses, of which $13,820,160 and $9,303,405 was recorded as an offset to research and development expenses and $2,374,058 and $0 was recorded as an offset to prepaid expenses, respectively.

The Company also recognized $40,798,797 and $13,319,084, respectively, during the nine-month periods ended September 30, 2020 and 2019 related to the reimbursement of research and development expenses, of which $38,424,739 and $13,919,084 was recorded as an offset to research and development expenses and $2,374,058 and $0 was recorded as an offset to prepaid expenses, respectively.

As of September 30, 2020, the Company expects to recognize the remaining $71,994,579 in deferred revenue associated with the non-refundable upfront fee over the estimated research and development period using the cost-to-cost input method over an estimated period of approximately 4.75 years.

A summary of the deferred revenue recognition is as follows:

Non-refundable upfront fee from Janssen	$100,000,000
Deferred revenue recognized as license revenue during the year ended December 31, 2019	(13,291,956)
Effects of exchange rate	(493,953)
Deferred revenue at December 31, 2019	86,214,091
Deferred revenue recognized as license revenue during the nine months ended September 30, 2020	(11,775,113)
Effects of exchange rate	(2,444,399)
Deferred revenue at September 30, 2020	$71,994,579

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

Upon execution of the agreement, Janssen paid the stage 1 fee in the amount of $658,667 and such payment was recorded as deferred revenue – related party. The stage 1 fee was being amortized over the estimated research term of eight months. The Company did not amortize any of this fee during the three-month periods ended September 30, 2020 and 2019, as the entire fee was fully amortized prior to the three-months ended September 30, 2019.  During the nine-month periods ended September 30, 2020 and 2019, the Company amortized $0 and $444,399, respectively, of the deferred revenue, which was recorded as an offset to research and development expenses.

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

Total research and development expenses under this agreement for the three-month periods ended September 30, 2020 and 2019 were approximately $0 and $72,000, respectively.

Total research and development expenses under this agreement for the nine-month periods ended September 30, 2020 and 2019 were approximately $203,000 and $245,000, respectively.

There are no future obligations under the agreement as of September 30, 2020.

The amount due to UCL under the master services agreement at September 30, 2020 and December 31, 2019 is $0 and $166,404, respectively, and is included in accounts payable and accrued expenses on the condensed consolidated balance sheets.

License Agreement

Effective February 4, 2015, the Company entered into an exclusive worldwide license agreement with UCL Business, PLC (“UCL Business”) to develop up to eight programs using certain ocular gene therapy technology. Under the terms of the agreement, the Company had agreed to pay UCL Business certain sales milestone payments, if achieved, in the aggregate amount of £39.8 million, or approximately $48.1 million using the exchange rate at September 30, 2020, and royalties on net sales, as defined upon commercialization. Additionally, the Company is responsible for all patent prosecution and maintenance costs incurred and has also agreed to pay UCL Business an annual maintenance fee of £50,000, or approximately $62,000, until the first commercial sale of a product. The agreement terminates upon the later of (i) the last valid claim in a relevant product, (ii) the expiration of regulatory exclusivity to all licensed products, or (iii) the 10th anniversary of the first commercial sale of a product.

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

The Company did not incur any research and development expenses under the agreements during the three-month periods ended September 30, 2020 and 2019.

Effective March 23, 2020, the Company entered into another worldwide license agreement with UCL Business, to develop an additional ocular gene therapy technology. Under the terms of the agreement, the Company agreed to pay UCL Business certain development and sales milestone payments, if achieved, in the aggregate amount of $39.75 million and royalties on net sales, as defined upon commercialization. Additionally, the Company is responsible for all patent prosecution and maintenance costs incurred and also agreed to pay UCL Business an upfront payment of $50,000 and an annual maintenance fee of $25,000 until the first commercial sale of a product. The agreement terminates upon the later of (i) the last valid claim in a relevant product, or (ii) the 10th anniversary of the first commercial sale of a product.

The Company incurred research and development expenses under the agreements in the amount of $185,160 and $4,111,876, inclusive of the amendment payments of approximately $3,942,000, during the nine-month periods ended September 30, 2020 and 2019, respectively.

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

Total rent expense under this operating lease was $0 and $121,890 for the three-month periods ended September 30, 2020 and 2019, respectively.

Total rent expense under this operating lease was $81,260 and $365,666 for the nine-month periods ended September 30, 2020 and 2019, respectively.

In connection with the signing of this lease, the Company entered into a standby letter of credit agreement for $122,866, which served as a security deposit for the premises. The standby letter of credit was released in May 2020.

Kadmon Lease

The Company leases office space on a month-to-month basis from Kadmon Corporation, LLC (“Kadmon”).

During the three-month periods ended September 30, 2020 and 2019, the Company incurred rent charges from Kadmon in the amount of $151,275 and $145,755, respectively, which are included in loss from operations.

During the nine-month periods ended September 30, 2020 and 2019, the Company incurred rent charges from Kadmon in the amount of $446,465 and $430,649, respectively, which are included in loss from operations.

During the three-month periods ended September 30, 2020 and 2019, the Company made cash payments totaling $151,275 and $145,755, respectively, to Kadmon.

During the nine-month periods ended September 30, 2020 and 2019, the Company made cash payments totaling $446,465 and $430,649, respectively, to Kadmon. There were no amounts due to Kadmon at September 30, 2020 and December 31, 2019.

9.       Leases

The Company has commitments under operating leases for laboratory, warehouse and office space. The Company also has finance leases for manufacturing space and office equipment. The Company’s leases have initial lease terms ranging from 3 years to 191 years. Certain lease agreements contain provisions for future rent increases. Payments due under the lease contracts include fixed payments.

Total rent expense recorded under these leases was $829,808 and $718,583 for the three-month periods ended September 30, 2020 and 2019, respectively.

Total rent expense under these leases was $2,490,223 and $718,583 for the nine-month periods ended September 30, 2020 and 2019, respectively.

As of September 30, 2020, the Company has short term lease commitments amounting to approximately $56,000 on a monthly basis for two leases for office space that are month-to-month leases.

On August 4, 2020, Meira Ireland a wholly-owned subsidiary of the Company, entered into two agreements (the “Agreements”) with Shannon Commercial Enterprises DAC trading as Shannon Commercial Properties, to acquire two properties in the Shannon Free Zone in Shannon, Ireland for an aggregate price of €18 million, or approximately $21.2 million. Upon signing the Agreements, the Company paid a 20% deposit in an aggregate amount of €3,600,000, or approximately $4.3 million, with the balance due at closing. These properties will serve as the Company’s second cGMP viral vector manufacturing facility and its first cGMP plasmid production facility.

The closing for the first building occurred on August 27, 2020.  The total cost of the first building, including taxes and legal fees, was €11,890,000, or approximately $13,801,007, and has been recorded as a right of use asset in the condensed consolidated balance sheets as of September 30, 2020.

The closing for the second building is expected to occur on or around the date of completion of the building structure, which is expected to occur in December 2020.  At the closings, Meira Ireland has entered and will enter into a lease for each property providing for a long leasehold interest of approximately 191 years.

The Agreement for the second building includes customary terms and conditions, including that Meira Ireland will receive liquidated damages under certain circumstances if the building is not completed in a timely manner and that Meira Ireland may terminate the Agreement and receive a refund of its deposit if the building is not completed by August 17, 2021.  The leases also include customary terms and conditions, with a nominal annual lease cost and annual maintenance fees of approximately €31,000, or approximately $37,000, in the aggregate, which amount is subject to change depending on the annual maintenance costs within the Shannon Free Zone development.

The components of lease cost for the three-months and nine-months ended September 30, 2020 and 2019 are as follows:

	Three-month periods ended September 30,
	2020	2019
Finance lease cost
Amortization of right-of-use assets	$82,271	$64,181
Interest on lease liabilities	738	606
Total finance lease cost	83,009	64,787
Operating lease cost	829,808	897,310
Short-term lease cost	186,815	245,385
Total lease cost	$1,099,632	$1,207,482

	Nine-month periods ended September 30,
	2020	2019
Finance lease cost
Amortization of right-of-use assets	$227,780	$218,552
Interest on lease liabilities	2,296	1,598
Total finance lease cost	230,076	220,150
Operating lease cost	2,571,483	1,324,474
Short-term lease cost	526,720	904,166
Total lease cost	$3,328,279	$2,448,790

Amounts reported in the condensed consolidated balance sheets for leases where the Company is the lessee as of September 30, 2020 and December 31, 2019 were as follows:

	September 30,		December 31,
	2020		2019
Operating leases
Right-of-use asset	$18,075,681		$21,857,600
Capitalized lease obligations	$19,213,067		$23,127,813
Finance leases
Right-of-use asset	$20,515,753		$7,144,848
Capitalized lease obligations	$30,110		$50,737
Weighted-average remaining lease term
Operating leases	7.2	years	7.9	years
Finance leases	175.3	years	107.0	years
Weighted-average discount rate
Operating leases	8.6%		8.5%
Finance leases	8.0%		7.3%

Other information related to leases for the three-months and nine-months ended September 30, 2020 and 2019 are as follows:

	Three-month periods ended September 30,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	$3,730	$6,857
Operating cash flows from operating leases	$969,830	$355,792
Financing cash flows from finance leases	$738	$321

Right-of-use assets obtained in exchange for lease liabilities
Operating leases	$—	$5,938,426
Finance leases	$—	$—

	Nine-month periods ended September 30,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	$17,213	$20,223
Operating cash flows from operating leases	$2,511,587	$847,608
Financing cash flows from finance leases	$2,296	$1,313

Right-of-use assets obtained in exchange for lease liabilities
Operating leases	$—	$22,932,582
Finance leases	$—	$—

Future minimum lease payments under non-cancellable leases as of September 30, 2020 are as follows:

	Operating Leases	Finance Leases
2020	$893,376	$4,110
2021	3,634,379	16,440
2022	3,701,100	12,330
2023	3,772,210	—
2024	3,605,555	—
Thereafter	9,836,469	—
Total undiscounted lease payments	$25,443,089	$32,880
Less: Imputed interest	(6,230,022)	(2,770)
Total lease liabilities	$19,213,067	$30,110

10.     Commitments

There were no new material commitments entered into during the nine months ended September 30, 2020.

11.     Subsequent Event

Management has evaluated subsequent events through the date of this filing.  Based on its evaluation, there were no subsequent events to report.

.

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

We are an exempted company incorporated under the laws of the Cayman Islands in 2018, and prior to that, we commenced operations as MeiraGTx Limited, a private limited company incorporated under the laws of England and Wales in 2015. Our discussion of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). Since our formation, we have devoted substantially all of our resources to developing our technology platform, establishing our viral vector manufacturing facilities and developing manufacturing processes, advancing the product candidates in our ophthalmology, salivary gland and neurodegenerative disease programs, building our intellectual property portfolio, organizing and staffing our company, developing our business plan, raising capital, and providing general and administrative support for these operations. In 2016, we completed the acquisition of assets held by BRI-Alzan, Inc., a Delaware corporation, including a worldwide license agreement to develop certain preclinical technology for the treatment of amyotrophic lateral sclerosis (“ALS”). In October 2018, we acquired Vector Neurosciences, Inc., a Delaware corporation. In connection with that acquisition, we acquired its rights to the clinical stage gene therapy product candidate adeno-associated virus encoding glutamic acid decarboxylase (“AAV-GAD”) gene therapy program which had completed a randomized, sham-controlled Phase 2 study for treatment of Parkinson’s disease. In October 2019, we acquired Arthrogen, B.V., a private company with limited liability incorporated in the Netherlands, which specialized in the development of viral gene therapy vectors, in particular adeno-associated virus-based therapeutics. In April 2020, we acquired Emrys Bio, Inc., a Delaware corporation, including intellectual property related to developing brain-derived neurotrophic factor gene therapy for treatment of genetic obesity disorders, as well as the development of gene therapy product candidates for other central nervous system diseases.  To date, we have financed our operations primarily with cash on-hand and proceeds from the sales of our Series A ordinary shares, convertible preferred C shares and ordinary shares. Through September 30, 2020, we received gross proceeds of approximately $371.9 million from sales of our ordinary shares, Series A ordinary shares and convertible preferred C shares and $100.0 million from the collaboration, option and license agreement, dated January 30, 2019, with Janssen Pharmaceuticals, Inc. (“Janssen”), one of the Janssen Pharmaceuticals Companies of Johnson & Johnson (the “Collaboration Agreement”). As of September 30, 2020, we had cash and cash equivalents of $179.3 million.

We are a clinical-stage company and have not generated any product revenues to date. We have six clinical programs and a pipeline of preclinical programs. Since inception, we have incurred significant operating losses. Our net losses for the three months ended September 30, 2020 and 2019 were $6.4 million and $10.5 million, respectively. For the nine months ended September 30, 2020 and 2019, our net losses were $47.5 million and $49.3 million, respectively. As of

September 30, 2020, we had an accumulated deficit of $250.6 million. We do not expect to generate revenue from sales of any products for several years, if at all. In March 2019, we received an upfront payment in the amount of $100.0 million from the Collaboration Agreement. Additionally, pursuant to the Collaboration Agreement, we are eligible to receive research and development funding and potential milestone payments and royalties.

Our total operating expenses were $61.1 million and $59.2 million for the nine months ended September 30, 2020 and 2019, respectively. While we expect our operating expenses to increase substantially in connection with our ongoing development activities related to our product candidates, including the planned advancement of AAV-RPGR into the Phase 3 Lumeos clinical trial for the treatment of patients with XLRP, we believe that these increases will be partially offset by the research funding in connection with the Collaboration Agreement. We anticipate that our expenses will increase due to costs associated with our clinical development program targeting achromatopsia due to mutations in the CNGB3 or CNGA3 gene, inherited retinal dystrophy caused by mutations in RPE65, and X-linked retinitis pigmentosa, or XLRP. In addition, we expect to continue incurring increasing costs associated with our clinical activities for AAV-AQP1 for the treatment of radiation-induced xerostomia and xerostomia associated with Sjogren’s syndrome, as well as our clinical development program for AAV-GAD for the treatment of Parkinson’s disease. We also expect to incur expenses related to research activities in additional therapeutic areas to expand our pipeline, hiring additional personnel in manufacturing, research, clinical operations, quality and other functional areas, and associated cash and share-based compensation expense, as well as the further development of internal manufacturing capabilities and capacity and other associated costs including the management of our intellectual property portfolio.

As a result of these anticipated expenditures, we will require additional capital, which we may raise through equity offerings (including our “at-the-market” equity offering program), debt financings, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements or other sources to enable us to complete the development and potential commercialization of our product candidates. Furthermore, we expect to continue incurring costs associated with being a public company. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative effect on our financial condition and our ability to pursue our business strategy. In addition, attempting to secure additional financing may divert the time and attention of our management from day-to-day activities and harm our product candidate development efforts. If we are unable to raise capital when needed or on acceptable terms, we would be forced to delay, reduce or eliminate certain of our research and development programs. The COVID-19 outbreak and mitigation measures also have had and may continue to have an adverse impact on global economic conditions, which could have an adverse effect on our ability to raise capital when needed.

Based on our cash, cash equivalents and restricted cash at September 30, 2020, we estimate that such funds will be sufficient to enable us to fund our operating expenses and capital expenditure requirements into 2022. We have based these estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. See “Liquidity and Capital Resources.” Because of the numerous risks and uncertainties associated with the development of our product candidates, any future product candidates, our platform and technology and because the extent to which we may enter into collaborations with third parties for development of any of our product candidates is unknown, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidates. Our future capital requirements will depend on many factors, including:

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

Highlights and Recent Developments

During the third quarter of 2020, we continued to remain focused on achieving our most important priorities for patients, including advancing our inherited retinal disease programs, progressing our xerostomia program through ongoing clinical studies, preparing for the next clinical trial of AAV-GAD for Parkinson’s disease and executing the buildout of our second viral vector and plasmid manufacturing facilities.  In response to the COVID-19 pandemic, we are working closely with our development partners and clinical sites to implement solutions enabling continuity of study conduct while protecting the health and safety of employees, patients and healthcare providers. We continue to actively monitor and manage our response to the COVID-19 pandemic and assess actual and potential impacts to our business, prospects, financial condition and results of operations, which could further impact the developments, trends and expectations described in this Form 10-Q.

Recent Clinical Development Highlights

AAV-RPGR for the Treatment of X-Linked Retinitis Pigmentosa (XLRP)

●	Nine-month data from MeiraGTx’s ongoing Phase 1/2 clinical study (MGT009) of AAV-RPGR were presented at the EURETINA 2020 Virtual Meeting in October. Data at the nine-month time point continued to demonstrate significant, sustained vision improvement following treatment with AAV-RPGR in both the low (n=3) and intermediate (n=4) dose cohorts.
●	Twelve-month data from the study will be presented at the American Academy of Ophthalmology (AAO) 2020 Virtual Annual Meeting on November 13, 2020.
●	MeiraGTx and development partner Janssen are preparing to initiate the pivotal Phase 3 Lumeos clinical trial of AAV-RPGR in patients with XLRP.

AAV-AQP1 for the Treatment of Grade 2/3 Radiation-Induced Xerostomia

●	In response to the COVID-19 pandemic, MeiraGTx is working with clinical sites to enable continuity of the AQUAx clinical trial in accordance with local regulations and site policies. Monitoring of enrolled subjects continues and start up activities for new sites have resumed.
●	MeiraGTx expects to report preliminary data from the first treatment cohort of the AQUAx trial by the end of 2020.

AAV-GAD for the Treatment of Parkinson’s Disease

●	MeiraGTx expects to file an Investigational New Drug (IND) application in the first half of 2021 following the release of the clinical material manufactured at the Company’s London cGMP facility.

Recent Corporate Development Highlights

Manufacturing and Supply Chain

●	Construction of MeiraGTx’s Shannon, Ireland manufacturing campus is progressing. The campus will house the Company’s first cGMP plasmid production facility and MeiraGTx’s second cGMP viral vector manufacturing facility. The Shannon campus will provide additional flexibility and large-scale capacity for clinical and commercial supply of MeiraGTx’s gene therapy product candidates.
●	Construction and commissioning activity remain on track, with the plasmid facility expected to be completed at the end of 2020, and the viral vector facility expected to be completed by year-end 2021. Hiring of highly skilled bio-process engineering, manufacturing and quality professionals in Ireland has commenced with several new employees expected by the end of 2020.
●	MeiraGTx’s cGMP viral vector manufacturing facility in London was re-certified in the second quarter of 2020 by the Medicines & Healthcare Products Regulatory Agency (MHRA).

Strengthened Senior Leadership Team

●	We appointed Robert K. Zeldin, M.D. as Chief Medical Officer. In this role, Dr. Zeldin oversees the development of our six clinical stage gene therapy programs.

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

Other non-operating income (expense)

Other non-operating income (expense) includes the following:

Foreign currency (loss) gain

Our condensed consolidated financial statements are presented in U.S. dollars, which is our reporting currency. The financial position and results of operations of our subsidiaries MeiraGTx UK II Limited, MeiraGTx Ireland DAC, MeiraGTx Netherlands B.V. and MeiraGTx B.V. are measured using the foreign subsidiaries’ local currency as the functional currency. MeiraGTx UK II Limited’s cash accounts holding U.S. dollars are remeasured based upon the exchange rate at the date of remeasurement with the resulting gain or loss included in the condensed consolidated statements of operations and comprehensive loss. Expenses of such subsidiaries have been translated into U.S. dollars at average exchange rates prevailing during the period. Assets and liabilities have been translated at the rates of exchange on the condensed consolidated balance sheet date. The resulting translation gain and loss adjustments are recorded directly as a separate component of shareholders’ equity and as other comprehensive loss on the condensed consolidated statements of operations and comprehensive loss.

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

Results of Operations

Comparison of Three Months Ended September 30, 2020 and 2019

	2020	2019	Change
License revenue - related party	$5,091,832	$3,582,586	$1,509,246
Operating expenses:
General and administrative	$8,896,111	$9,874,810	$(978,699)
Research and development	4,626,085	4,614,446	11,639
Total operating expenses	13,522,196	14,489,256	(967,060)
Loss from operations	(8,430,364)	(10,906,670)	2,476,306
Other non-operating income (expense)
Foreign currency gain	1,875,427	115,470	1,759,957
Interest income	158,346	959	157,387
Interest expense	(35,136)	(9,283)	(25,853)
Loss before income taxes	(6,431,727)	(10,799,524)	4,367,797
Benefit for income taxes	—	338,670	(338,670)
Net loss	(6,431,727)	(10,460,854)	4,029,127
Other comprehensive (loss) income:
Foreign currency translation, net of tax of $0 and $338,670 for the three-month periods ended September 30, 2020 and 2019, respectively	(4,121,227)	1,653,507	(5,774,734)
Total comprehensive loss	$(10,552,954)	$(8,807,347)	$(1,745,607)

License Revenue

License revenue was $5.1 million for the three months ended September 30, 2020, compared to $3.6 million for the three months ended September 30, 2019.  This increase represents increased amortization of the $100.0 million upfront payment received in connection with the Collaboration Agreement.

General and Administrative Expenses

General and administrative expenses were $8.9 million for the three months ended September 30, 2020, compared to $9.9 million for the three months ended September 30, 2019. The decrease of $1.0 million was primarily due to a decrease of $2.4 million in payroll and payroll related costs and $0.4 million in travel costs, which were partially offset by increases of $0.2 million in rent and facilities costs, $0.5 million in insurance costs, $0.8 million in legal and accounting fees and $0.3 million in other office related costs.

Research and Development Expenses

Research and development expenses for the three months ended September 30, 2020 were $4.6 million, compared to $4.6 million for the three months ended September 30, 2019. The increase of $12 thousand was primarily due to an increase of $4.2 million in research funding provided under our Collaboration Agreement with Janssen, which was partially offset by an increase of $1.5 million in payroll and payroll related costs, $1.0 million of costs related to the manufacture of material for our clinical trials, $0.7 million in costs related to our pre-clinical research and clinical trials, $0.4 million in share-based compensation, and $0.6 million in other research and development costs.

Foreign Currency Gain

Foreign currency gain was $1.9 million for the three months ended September 30, 2020 compared to a gain of $0.1 million for the three months ended September 30, 2019. The increase in the gain of $1.8 million was primarily due to a weakening of the U.S. dollar against the pound sterling during the three months ended September 30, 2020.

Other Comprehensive (Loss) Income – Foreign Currency Translation (Loss) Gain

Foreign currency translation adjustments resulted in a translation loss of $4.1 million for the three months ended September 30, 2020 compared to a translation gain of $1.6 million for the three months ended September 30, 2019. The change in the amount of $5.8 million was primarily due to a weakening of the U.S. dollar against the pound sterling during the three months ended September 30, 2020.

Comparison of Nine months ended September 30, 2020 and 2019

	2020	2019	Change
License revenue - related party	$11,775,113	$6,349,222	$5,425,891
Operating expenses:
General and administrative	32,199,515	31,811,456	388,059
Research and development	28,911,490	27,362,432	1,549,058
Total operating expenses	61,111,005	59,173,888	1,937,117
Loss from operations	(49,335,892)	(52,824,666)	3,488,774
Other non-operating income (expense)
Foreign currency gain	766,860	3,117,047	(2,350,187)
Interest income	1,141,321	40,686	1,100,635
Interest expense	(103,147)	(28,311)	(74,836)
Loss before income taxes	(47,530,858)	(49,695,244)	2,164,386
Benefit for income taxes	—	430,060	(430,060)
Net loss	(47,530,858)	(49,265,184)	1,734,326
Other comprehensive income:
Foreign currency translation, net of tax of $0 and $430,060 for the nine-month periods ended September 30, 2020 and 2019, respectively	342,289	2,099,706	(1,757,417)
Total comprehensive loss	$(47,188,569)	$(47,165,478)	$(23,091)

License Revenue

License revenue was $11.8 million for the nine months ended September 30, 2020, compared to $6.3 million for the nine months ended September 30, 2019.  This increase represents increased amortization of the $100.0 million upfront payment received in connection with the Collaboration Agreement.

General and Administrative Expenses

General and administrative expenses were $32.2 million for the nine months ended September 30, 2020, compared to $31.8 million for the nine months ended September 30, 2019. The increase of $0.4 million was primarily due to increases of $2.0 million in share-based compensation, $1.5 million in insurance, $1.2 million in rent and facilities costs, $0.5 million in other office related costs, $0.3 million in depreciation and $0.1 million in legal and accounting fees, which was partially offset by decreases of $4.4 million in payroll and payroll related costs and $0.8 million in travel costs.

Research and Development Expenses

Research and development expenses for the nine months ended September 30, 2020 were $28.9 million, compared to $27.4 million for the nine months ended September 30, 2019. The increase of $1.5 million was primarily due to an increase of $7.7 million for the non-cash acquisition costs of Emrys, $3.9 million in costs related to our pre-clinical research and clinical trials, $10.0 million in costs related to the manufacture of material for our clinical trials, $5.0 million in payroll and payroll related costs, $1.5 million in share-based compensation, $1.0 million in facilities costs and $0.9 million in depreciation, which was partially offset by an increase of $24.3 million in research funding provided under our Collaboration Agreement with Janssen and a decrease of $4.2 million in non-cash license fees.

Foreign Currency Gain

Foreign currency gain was $0.8 million for the nine months ended September 30, 2020 compared to a gain of $3.1 million for the nine months ended September 30, 2019. The change of $2.3 million was primarily due to a strengthening of the U.S. dollar against the pound sterling during the nine months ended September 30, 2020.

Other Comprehensive Income – Foreign Currency Translation Gain

Foreign currency translation adjustments resulted in a translation gain of $0.3 million for the nine months ended September 30, 2020 compared to a translation gain of $2.1 million for the nine months ended September 30, 2019. The decrease in the gain of $1.8 million was due to a strengthening of the U.S. dollar against the pound sterling during the nine months ended September 30, 2020.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses. For the nine months ended September 30, 2020, we used $34.4 million in cash flows from operations. We did not generate positive cash flows from operations during the quarter and there are no assurances that we will generate positive cash flows in the future. Additionally, there are no assurances that we will be successful in obtaining an adequate level of financing for the development and commercialization of our product candidates. We expect to incur significant expenses and operating losses for the foreseeable future as we advance the preclinical and clinical development of our product candidates. We expect that our research and development and general and administrative costs will increase in connection with conducting preclinical studies and clinical trials for our product candidates, building out internal capacity to have products manufactured to support preclinical studies and clinical trials, expanding our intellectual property portfolio, and providing general and administrative support for our operations. In addition, on August 4, 2020 we entered into agreements to acquire our second cGMP viral vector manufacturing facility and our first cGMP plasmid production facility in Shannon, Ireland to expand our manufacturing and supply chain capabilities. We closed on the acquisition of the first building in August 2020 and expect to close on the acquisition of the second building when the building structure is completed, which is expected to occur in December 2020. As a result, we will need additional capital to fund our operations, which we may obtain from additional equity or debt financings, collaborations, licensing arrangements, or other sources.

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

Based on our current cash, cash equivalents and restricted cash and the research funding we expect to receive under the Collaboration Agreement, we estimate that we will be able to fund our operating expenses and capital expenditure requirements into 2022.  We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect.

Cash Flows

As of September 30, 2020, we had $179.3 million of cash, cash equivalents, and restricted cash.

	For the nine-month periods ended September 30,
	2020	2019
Net cash (used in) provided by operating activities	$(34,405,415)	$42,016,287
Net cash used in investing activities	(26,785,696)	(4,230,740)
Net cash provided by financing activities	13,291,506	147,766,947
(Decrease) increase in cash	$(47,899,605)	$185,552,494

Operating Activities

During the nine months ended September 30, 2020, our cash used in operating activities of $34.4 million was primarily due to our net loss of $46.0 million as we incurred expenses associated with research activities on our clinical programs, manufacturing of our clinical trial materials, preclinical research programs and general and administrative expenses.  The net loss included non-cash charges of $25.1 million, which consisted of $7.7 million for acquired research and development, $14.5 million of share-based compensation, and $2.9 million of depreciation and amortization. Additionally, operating assets, consisting of accounts receivable-related party, prepaid expenses, tax incentive receivable, security deposits and other current assets, decreased by $0.4 million and operating liabilities, consisting of accounts payable, accrued expenses, and deferred revenue-related party, decreased by $13.9 million.

During the nine months ended September 30, 2019, our cash provided by operating activities of $42.0 million was primarily due to our receipt of a $100.0 million upfront payment received from the Collaboration Agreement, which was partially offset by a net loss of $49.3 million as we incurred expenses associated with research activities on our clinical programs and research activities for our other product candidates and incurred general and administrative expenses. The net loss included non-cash charges of $17.5 million, which consisted of $10.8 million of share-based compensation, $2.0 million for shares issued in connection with license agreements, depreciation of $1.6 million, which was partially offset by a foreign currency gain of $3.1 million. Additionally, operating assets, consisting of prepaid expenses, security deposits and other current assets, increased by $11.5 million and operating liabilities, consisting of accounts payable, accrued expenses and other liabilities, decreased by $1.5 million and deferred revenue increased by $93.1 million.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2020 of $26.8 million consisted primarily of $13.9 million in payments for the acquisition of the first building and long-term lease for our manufacturing facility in Ireland and $12.9 million for purchases of property and equipment for our manufacturing, laboratory and process development facilities and buildout costs of our new facilities.

Net cash used in investing activities for the nine months ended September 30, 2019 of $4.2 million consisted of purchases of property and equipment, primarily for our manufacturing and process development facilities.

Financing Activities

Net cash provided by financing activities was $13.3 million for the nine months ended September 30, 2020, which consisted primarily of net proceeds of $12.7 million from the issuance of ordinary shares in an at-the market offering and $0.7 million from the exercise of share options.

Net cash provided by financing activities was $147.8 million for the nine months ended September 30, 2019, which consisted of gross proceeds of $155.2 million from a private placement of our ordinary shares, which was offset by $7.4 million in offering costs.

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

We currently operate in the United States, the United Kingdom, the Netherlands and Ireland.  Our activities in these countries expose us to currency exchange rate fluctuations, including due to the impact of the COVID-19 pandemic, primarily between the U.S. Dollar and the British Pound Sterling and Euro.  When the U.S. Dollar strengthens against these currencies, the U.S. Dollar value of non-U.S. Dollar based losses increases.  To the extent that our international activities recorded in local currencies increase in the future, our exposure to fluctuations in currency exchange rates will correspondingly increase. As of September 30, 2020, we held foreign currency forward contracts with notional amounts totaling $2.60 million and had a net fair value of $2.58 million. With respect to our foreign currency exposures as of September 30, 2020, a 10% unfavorable movement in foreign currency exchange rates would not expose us to a significant increase in net loss.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are a clinical stage company with limited operating history. We were formed and began operations in 2015. We have never been profitable and do not expect to be profitable in the foreseeable future. We have incurred net losses since inception, including net losses of approximately $47.5 million and $49.3 million for the nine months ended September 30, 2020 and September 30, 2019, respectively. As of September 30, 2020, we had an accumulated deficit of approximately $250.6 million. Since our inception, we have devoted substantially all of our resources to developing our technology platform, establishing our viral vector manufacturing facilities and developing manufacturing processes, advancing the product candidates in our ophthalmology, salivary gland and neurodegenerative disease programs, building our intellectual property portfolio, organizing and staffing our company, developing our business plans, raising capital, and providing general and administrative support for these operations. We have not yet demonstrated an ability to successfully complete large-scale, pivotal clinical trials, obtain marketing approval, manufacture product at a commercial scale, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Typically, it takes about six to ten years to develop a new drug from the time it enters Phase 1 clinical trials to when it is approved for treating patients, but in many cases it may take longer. Consequently, predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing genetic medicine products.

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

Our operations have consumed significant amounts of cash since inception. As of September 30, 2020, our cash and cash equivalents were $179.3 million. Based on our cash and cash equivalents at September 30, 2020 and the research funding we expect to receive under the Collaboration Agreement, we estimate that such funds will be sufficient to enable us to fund our operating expenses and capital expenditure requirements into 2022. This estimate is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances could cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more than currently expected because of circumstances beyond our control. Because the length of time and activities associated with successful development of our product candidates is uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:

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

As a result of the COVID-19 pandemic or other pandemic, epidemic or outbreak of an infectious disease, we may experience disruptions that could severely impact our business, preclinical studies, clinical trials and laboratory and manufacturing activities, including:

●	delays or difficulties in enrolling patients in our clinical trials;

●	delays or difficulties in clinical site initiation, including difficulties in recruiting clinical site investigators and clinical site staff;

●	diversion of healthcare resources away from the conduct of clinical trials, including the diversion of hospitals serving as our clinical trial sites and hospital staff supporting the conduct of our clinical trials;

●	interruption of key clinical trial activities, such as clinical trial site data monitoring, due to limitations on travel imposed or recommended by federal, state, local or foreign governments, employers and others, or interruption of clinical trial subject visits and study procedures, which may impact the integrity of subject data and clinical study endpoints;

●	interruption or delays in the operations of the FDA, EMA or other regulatory authorities, which may impact review and approval timelines;

●	interruption of, or delays in, the manufacturing of our product candidates due to staffing shortages, governmental restrictions relating to on-site activities, production slowdowns or stoppages and supply chain disruptions;

●	slowdowns or problems with the construction of our new manufacturing facilities in Shannon, Ireland;

●	interruptions in preclinical studies due to restricted or limited operations at our laboratory facilities;

●	limitations on employee resources that would otherwise be focused on the conduct of our preclinical studies and clinical trials, including because of sickness of employees or their families or the desire of employees to avoid contact with large groups of people; and

●	interruption or delays to our sourced discovery and clinical activities.

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

In addition, COVID-19 could affect our employees, our vendors and their employees or the employees of companies with which we do business, thereby disrupting our business operations. In March 2020, we implemented a work-from-home policy and restricted onsite activities to manufacturing functions, laboratory research and certain support activities.  We have gradually reopened our offices and facilities to additional employees but permit certain employees to work from home as necessary. We and our landlords have imposed strict safety protocols on our employees working in our offices, including compliance with federal, state and local policies and guidelines. Employees may need to quarantine if they are diagnosed with, show symptoms of, or are exposed to someone with, the coronavirus.  We may also have to re-institute a broader work-from-home policy for an undetermined amount of time if COVID-19 cases increase in the jurisdictions where we have offices. An extended period of remote working, whether by our employees, our vendors and their employees or the employees of companies which we do business may negatively impact productivity, or disrupt, delay, or otherwise adversely impact our business. In addition, this could increase our cyber security risk due to increases in malware campaigns and phishing attacks preying on the uncertainties surrounding COVID-19, create data accessibility concerns, and make us more susceptible to communication disruptions, any of which could adversely impact our business operations or delay necessary interactions with regulators, laboratory and manufacturing sites, research or clinical trial sites and other important agencies and contractors.

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

We currently have relationships with a limited number of suppliers for the manufacturing of plasmid, a component of our viral vectors and product candidates. We completed the fit-out of our cGMP manufacturing facility in early 2018 and we entered into agreements in August 2020 to acquire our second cGMP viral vector manufacturing facility and our first cGMP plasmid production facility in Shannon, Ireland to expand our manufacturing and supply chain capabilities. However, if we experience slowdowns or problems with our completed facility or the construction of our new facilities and are unable to establish or scale our internal manufacturing capabilities, we will need to continue to contract with manufacturers that can produce the preclinical, clinical and commercial supply of our products. Each supplier may require licenses to manufacture such components if such processes are not owned by the supplier or in the public domain and we may be unable to transfer or sublicense the intellectual property rights we may have with respect to such activities.

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

In addition to our existing manufacturing facility in London, United Kingdom, we may lease, operate, purchase, or construct additional facilities to conduct expanded manufacturing or other related activities in the future. On August 4, 2020, we entered into agreements to acquire our second cGMP viral vector manufacturing facility and our first cGMP plasmid production facility in Shannon, Ireland.  We closed on the acquisition of the first building in August 2020 and expect to close on the acquisition of the second building when the building structure is completed, which is expected to occur in December 2020.  Expanding our manufacturing capacity to produce the preclinical, clinical and commercial supply of our products and their components will require selection and construction of the additional facilities, substantial additional expenditures, time, and various regulatory approvals and permits, all of which may be impacted by the COVID-19 pandemic. Further, we will need to hire and train significant numbers of employees and managerial personnel to staff our expanding manufacturing and supply chain operations, including in our new facilities in Ireland. Start-up costs can be large, and scale-up entails significant risks related to process development and manufacturing yields. In addition, we may face difficulties or delays in developing or acquiring the necessary production equipment and technology to manufacture sufficient quantities of our product candidates for use in clinical trials and, should they be approved, to supply the commercial market at reasonable costs and in compliance with applicable regulatory requirements.

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

Even if we and / or our collaboration partners, as applicable, obtain FDA or EMA approval for AAV-GAD, AAV-RPGR, AAV-CNGB3, AAV-CNGA3, AAV-RPE65 or AAV-AQP1 in the United States or European Union, we may never obtain approval for or commercialize them in any other jurisdiction, which would limit our ability to realize their full market potential.

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

On December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court’s decision that the individual mandate was unconstitutional but remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. On March 2, 2020, the United States Supreme Court granted the petitions for writs of certiorari to review this case.  The Supreme Court is scheduled to hear the case in November 2020, with a decision expected by June 2021. It is unclear how these decisions, subsequent appeals, if any, and other efforts to challenge, repeal or replace the ACA will impact the law or our business or financial condition.

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

Moreover, payment methodologies may be subject to changes in healthcare legislation and regulatory initiatives. For example, CMS may develop new payment and delivery models, such as bundled payment models. In addition, recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several U.S. Congressional inquiries and proposed and enacted federal legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, and review the relationship between pricing and manufacturer patient programs. The Trump administration has proposed further drug price control measures that could be enacted, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients. Although some of these, and other, proposals will require authorization through additional legislation to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. We expect that additional U.S. federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that the U.S. federal government will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.

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

Our platform and products focus on the development of gene therapies and gene regulation technology. In 2017, the FDA approved the first gene treatment for RPE65-associated retinal disease, Luxturna, a commercially available product developed by Spark Therapeutics, Inc., which was purchased by Roche. There are a number of other companies developing ocular gene therapy products, including Applied Genetic Technologies Corporation and Biogen, Inc. There are a number of companies developing gene therapy products for neurodegenerative diseases, including Voyager Therapeutics, Inc., Axovant Gene Therapies Ltd. and Prevail Therapeutics Inc. In addition to competition from other gene therapies, any products we may develop may also face competition from other types of therapies, such as small molecule, antibody, or protein therapies.

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

Some indications targeted by our ophthalmology programs are rare, but we anticipate realizing synergies in commercializing our IRD product candidates, should they be approved. Failure to realize synergies in our sales, marketing and distribution efforts may harm our commercialization efforts.

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

We produce our product candidates in our cGMP viral vector manufacturing facility completed in early 2018 and we entered into agreements in August 2020 to acquire our second cGMP viral vector manufacturing facility and our first cGMP plasmid production facility in Shannon, Ireland to expand our manufacturing and supply chain capabilities. However, if our current facility is damaged, suffers any form of delay or regulatory challenges, we experience slowdowns or problems with the construction of our new facilities or we are unable to scale our internal manufacturing capabilities to meet demand for our product candidates, we will need to contract with third-party manufacturers to produce our product candidates.

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

We may be subject to third-party claims including infringement, interference or derivation proceedings, post-grant review and inter parties review before the USPTO or similar adversarial proceedings or litigation in other jurisdictions. Even if such claims are without merit, a court of competent jurisdiction could hold that these third-party patents are valid, enforceable and infringed, and the holders of any such patents may be able to block our ability to commercialize the applicable product candidate unless we obtained a license under the applicable patents, or until such patents expire or are finally determined to be invalid or unenforceable. There may be third-party patents or patent applications with claims to compositions, formulations, or methods of treatment, prevention use, or manufacture of our product candidates or technologies. Because patent applications can take many years to issue, there may be currently pending patent applications which may later result in issued patents that our product candidates may infringe. In addition, third parties may obtain patents in the future and claim that use of our technologies infringes upon these patents. If any third-party patents were held by a court of competent jurisdiction to cover aspects of our compositions, formulations, or methods of treatment, prevention or use, the holders of any such patents may be able to prohibit our use of those compositions, formulations, methods of treatment, prevention or use or other technologies, effectively blocking our ability to develop and commercialize the applicable product candidate until such patent expires or is finally determined to be invalid or unenforceable or unless we obtained a license.

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

As of September 30, 2020, we had 206 full-time employees. We will need to significantly expand our organization, including hiring and training significant numbers of employees and managerial personnel to staff our expanding manufacturing and supply chain operations in our new facilities in Ireland. We may have difficulty identifying, hiring and integrating new personnel. Future growth would impose significant additional responsibilities on our management, including the need to identify, recruit, maintain, motivate and integrate additional employees, consultants and contractors. Also, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If our management is unable to effectively manage our expected growth, our expenses may increase more than expected, our potential ability to generate revenue could be reduced and we may not be able to implement our business strategy. Many of the biotechnology companies that we compete against for qualified personnel and consultants have greater financial and other resources, different risk profiles and a longer history in the industry than we do. If we are unable to continue to attract and retain high-quality personnel and consultants, the rate and success at which we can discover and develop product candidates and operate our business will be limited.

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

Our share price is likely to be volatile. The stock market in general and the market for smaller biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. Additionally, the trading prices for our ordinary shares and the shares of other smaller biopharmaceutical companies have been and continue to be highly volatile as a result of the COVID-19 pandemic.  As a result of this volatility, you may not be able to sell your ordinary shares at or above your purchase price. The market price for our ordinary shares may be influenced by many factors, including:

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

In addition, the stock market in general, and Nasdaq and biopharmaceutical companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. In the past, when the market price of a security has been volatile, holders of that security have sometimes instituted securities class action litigation against the issuer. This risk is especially relevant for us because biopharmaceutical companies have experienced significant stock price volatility in recent years and during the COVID-19 pandemic. If any of the holders of our ordinary shares were to bring such a lawsuit against us, we could incur substantial costs defending the lawsuit and the attention of our senior management would be diverted from the operation of our business. Any adverse determination in litigation could also subject us to significant liabilities. Broad market and industry factors may negatively affect the market price of our ordinary shares, regardless of our actual operating performance. Further, a decline in the financial markets and related factors beyond our control may cause the price of our ordinary shares to decline rapidly and unexpectedly. If the market price of our ordinary shares does not exceed your purchase price, you may not realize any return on your investment in us and may lose some or all of your investment.

We may raise additional capital pursuant to our shelf registration statement, including through our "at-the-market" offering program, or through additional public or private placements, any of which could substantially dilute the investment of our stockholders.

Sales of a substantial number of our ordinary shares in the public market could depress the market price of our ordinary shares even if our business is doing well. Such a decrease in our share price could in turn impair our ability to raise capital through the sale of additional equity securities.

We filed a shelf registration statement on Form S-3 under the Securities Act in July 2019 to register the offer and sale of up to an aggregate of $200.0 million of our securities, including $75.0 million of our ordinary shares under our “at-the-market” equity offering program described below. In August 2019, we sold 3.2 million ordinary shares for gross proceeds of $75.2 million under the shelf registration statement. Sales of ordinary shares or the issuance of such securities may have an adverse effect on the trading price of our ordinary shares. In addition, in the future we may issue additional ordinary shares or other securities under the shelf registration statement or otherwise if we need to raise additional capital. The number of our new ordinary shares issued in connection with raising additional capital could constitute a material portion of our then outstanding ordinary shares and substantially dilute the investment of our stockholders.

Pursuant to an “at-the-market” sales agreement we entered into with Chardan Capital Markets, LLC, or Chardan, in July 2019, we may sell from time to time, ordinary shares having an aggregate offering price of up to $75.0 million through Chardan, acting as our agent. During the three-month period ended September 30, 2020, we sold 993,448 ordinary shares for gross proceeds of $13.2 million pursuant to this “at-the-market” equity offering program. Whether we choose to affect future sales under the “at-the-market” equity offering program will depend on a number of factors, including, among others, market conditions and the trading price of our ordinary shares relative to other sources of capital. The issuance from time to time of ordinary shares through our “at-the-market” equity offering program or in any other equity offering, or the perception that such sales may occur, could have the effect of depressing the market price of our ordinary shares.

Our management team has broad discretion as to the use of the net proceeds from public and private equity or debt financings and the investment of these proceeds may not yield a favorable return. We may invest the proceeds in ways with which our shareholders disagree.

We have broad discretion in the application of any net proceeds we may receive pursuant to any past or future equity or debt financings, including under our “at-the-market” equity offering program with Chardan. Shareholders may not agree with our decisions, and our use of the proceeds and our existing cash and cash equivalents and marketable securities may not improve our results of operation or enhance the value of our ordinary shares. Our failure to apply these funds effectively could have a material adverse effect on our business, delay the development of our product candidates and cause the market price of our ordinary shares to decline. In addition, until the net proceeds are used, they may be placed in investments that do not produce significant income or that may lose value.

Our executive officers, directors and principal shareholders, if they choose to act together, have the ability to control or significantly influence all matters submitted to shareholders for approval.

As of September 30, 2020, our executive officers, directors and shareholders who owned more than 5% of our outstanding ordinary shares and their respective affiliates, in the aggregate, hold ordinary shares representing approximately 58.0% of our outstanding ordinary shares.

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

The NOL carryforwards and UK carryforward tax losses are subject to review and possible adjustment by the U.S., UK and state tax authorities. NOL carryforwards and UK carryforward tax losses may become subject to limitations in the event of certain cumulative changes in the ownership interest of significant shareholders, as defined under Sections 382 Internal Revenue Code, as well as the Corporation Tax Act 2010 Part 14 under the UK tax rules. This could limit the amount of NOLs or carryforward tax losses that we can utilize annually to offset future taxable income or tax liabilities. We have conducted a review of changes in the ownership interest of significant shareholders and determined that as of December 31, 2019, there were no limitations in the UK. However, for U.S. purposes, we have determined that a change of ownership occurred in August 2016 and June 2018. We are still in the process of determining the annual limitation on losses that occurred prior to each of the change of control dates. Subsequent ownership changes and changes to the UK (or US) tax rules in respect of the utilization of losses carried forward may further affect the limitation in future years.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith

10.1

Particulars and Conditions of Sale of Building 2, Block K, Shannon Free Zone, Shannon, County Clare, Ireland, dated as of August 4, 2020, by and between Shannon Commercial Enterprises DAC trading as Shannon Commercial Properties and MeiraGTx Ireland DAC, including agreed form of Lease between Shannon Commercial Enterprises DAC and MeiraGTx Ireland DAC.

*

10.2

Particulars and Conditions of Sale of Building 3, Block K, Shannon Free Zone, Shannon, County Clare, Ireland, dated as of August 4, 2020, by and between Shannon Commercial Enterprises DAC trading as Shannon Commercial Properties and MeiraGTx Ireland DAC, including agreed form of Lease between Shannon Commercial Enterprises DAC and MeiraGTx Ireland DAC.

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

MeiraGTx Holdings plc (Registrant)

Date: November 5, 2020	By:	/s/ Alexandria Forbes
Alexandria Forbes
Chief Executive Officer
(principal executive officer and authorized signatory)

Date: November 5, 2020	By:	/s/ Richard Giroux
Richard Giroux
Chief Financial Officer and Chief Operating Officer
(principal financial officer and principal accounting officer)