Form 10-Q
period 2021-03-31
MeiraGTx Holdings plc
filed 2021-05-11
CIK 1735438

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of April 30, 2021, the registrant had 44,282,073 ordinary shares, $0.00003881 par value per share, outstanding.

Forward-Looking Statements

This Quarterly Report on Form 10-Q (the “Form 10-Q”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements contained in this Form 10-Q that do not relate to matters of historical fact should be considered forward-looking statements, including, without limitation, statements regarding expectations regarding meetings with global regulatory authorities and the FDA, product pipeline, anticipated product benefits, goals and strategic priorities, product candidate development and status and expectations relating to clinical trials, growth expectations or targets and pre-clinical and clinical data expectations in respect of collaborations, including, in each case, in light of the COVID-19 pandemic, as well as statements that include the words “expect,” “will,” “intend,” “plan,” “believe,” “project,” “forecast,” “estimate,” “may,” “could,” “should,” “would,” “continue,” “anticipate” and similar statements of a future or forward-looking nature. These forward-looking statements are based on management’s current expectations. These statements are neither promises nor guarantees, but involve known and unknown risks, uncertainties and other important factors that may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including, but not limited to, the important factors discussed under “Item 1A. Risk Factors” in this Form 10-Q. These and other important factors could cause actual results to differ materially from those indicated by the forward-looking statements made in this Form 10-Q. Any such forward-looking statements represent management’s estimates as of the date of this Form 10-Q. While we may elect to update such forward-looking statements at some point in the future, unless required by law, we disclaim any obligation to do so, even if subsequent events cause our views to change. Thus, one should not assume that our silence over time means that actual events are bearing out as expressed or implied in such forward-looking statements. These forward-looking statements should not be relied upon as representing our views as of any date subsequent to the date of this Form 10-Q.

i

Risk Factor Summary

We are providing the following summary of the principal risk factors contained in this Form 10-Q to enhance the readability and accessibility of our risk factor disclosures. We encourage you to carefully review in their entirety the full risk factors set forth in the section of this Form 10-Q captioned “Item 1A. Risk Factors” for additional information regarding the material factors that make an investment in our ordinary shares speculative or risky. These risks and uncertainties include, among others, the following:

●	We have incurred significant losses since inception and anticipate that we will incur continued losses for the foreseeable future, and may never achieve or maintain profitability.
●	We will require additional capital to fund our operations, which may not be available on acceptable terms, if at all.
●	We are heavily dependent on the success of our Most Advanced Product Candidates (as defined in “Item 1A. Risk Factors”), which are still in development, and if none of them receive regulatory approval or are successfully commercialized, our business may be harmed.
●	The outbreak of the novel coronavirus disease, COVID-19, or other pandemic, epidemic or outbreak of an infectious disease may materially and adversely impact our business, including our preclinical studies and clinical trials.
●	We intend to identify and develop product candidates based on our novel gene therapy platform, which makes it difficult to predict the time and cost of product candidate development. Very few gene therapies have been approved in the United States or in Europe.
●	Because gene therapy is novel and the regulatory landscape that governs any product candidates we may develop is uncertain and may change, we cannot predict the time and cost of obtaining regulatory approval, if we receive it at all, for any product candidates we may develop.
●	Clinical trials are expensive, time-consuming, difficult to design and implement, and involve an uncertain outcome. Further, we may encounter substantial delays in our clinical trials.
●	The affected populations for our product candidates may be smaller than we or third parties currently project, which may affect the addressable markets for our product candidates.
●	We and our contract manufacturers for plasmid are subject to significant regulation with respect to manufacturing our products. Our manufacturing facilities and the third-party manufacturing facilities which we rely on may not continue to meet regulatory requirements and have limited capacity.
●	Enacted and future healthcare legislation may increase the difficulty and cost for us to obtain marketing approval of and commercialize our product candidates and may affect the prices we may set.
●	We are subject to government regulation and other legal obligations relating to privacy and data protection. Compliance with these requirements is complex and costly. Failure to comply could materially harm our business.
●	We face significant competition in an environment of rapid technological change, and there is a possibility that our competitors may achieve regulatory approval before us or develop therapies that are safer or more advanced or effective than ours, which may harm our financial condition and our ability to successfully market or commercialize any product candidates we may develop.

●	We depend on proprietary technology licensed from others. If we lose our existing licenses or are unable to acquire or license additional proprietary rights from third parties, we may not be able to continue developing our product candidates.
●	If we are unable to obtain and maintain patent protection for our technology and product candidates or if the scope of the patent protection obtained is not sufficiently broad, we may not be able to compete effectively in our markets.
●	We will need to expand our organization, and we may experience difficulties in managing this growth, which could disrupt our operations.
●	Our future success depends on our ability to retain our key personnel and to attract, retain and motivate qualified personnel.

Preliminary Notes

Unless the context otherwise requires, references in this Form 10-Q to “Meira,” “we,” “us”, “our” and “the Company” refer to MeiraGTx Holdings plc and its subsidiaries.

We have proprietary rights to trademarks, trade names and service marks appearing in this Form 10-Q that are important to our business. Solely for convenience, the trademarks, trade names and service marks may appear in this Form 10-Q without the ® and TM symbols, but any such references are not intended to indicate, in any way, that we forgo or will not assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensors to these trademarks, trade names and service marks. All trademarks, trade names and service marks appearing in this Form 10-Q are the property of their respective owners.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except share and per share amounts)

	March 31,	December 31,
	2021	2020

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$199,410	$209,520
Accounts receivable - related party	12,015	38,479
Prepaid expenses	6,365	7,082
Tax incentive receivable	7,388	12,930
Other current assets	4,948	4,565
Total Current Assets	230,126	272,576

Property and equipment, net	47,303	44,042
Intangible assets, net	2,060	2,119
In-process research and development	812	852
Security deposits	1,034	812
Other assets	204	214
Equity method and other investments	6,665	—
Right-of-use assets	51,472	43,082
TOTAL ASSETS	$339,676	$363,697

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$7,902	$7,134
Accrued expenses	17,248	20,861
Lease obligations, current	2,773	2,583
Deferred revenue - related party, current	25,597	23,545
Other current liabilities	—	24
Total Current Liabilities	53,520	54,147

Deferred revenue - related party	43,303	49,297
Lease obligations	19,999	19,666
Asset retirement obligations	1,856	1,814
Deferred income tax liability	204	214
TOTAL LIABILITIES	118,882	125,138

COMMITMENTS (Note 10)

SHAREHOLDERS' EQUITY:
Ordinary Shares, $0.00003881 par value, 1,288,327,750 authorized, 44,282,073 and 44,189,150 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	2	2
Capital in excess of par value	510,605	504,482
Accumulated other comprehensive loss	(5,168)	(4,897)
Accumulated deficit	(284,645)	(261,028)
Total Shareholders' Equity	220,794	238,559
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$339,676	$363,697

See Notes to Condensed Consolidated Financial Statements

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

(in thousands, except share and per share amounts)

	For the Three-Month Periods Ended March 31,
	2021	2020

License revenue - related party	$4,595	$4,210

Operating expenses:
General and administrative	9,918	11,806
Research and development	16,709	8,083
Total operating expenses	26,627	19,889
Loss from operations	(22,032)	(15,679)
Other non-operating income (expense):
Foreign currency loss	(1,615)	(757)
Interest income	89	789
Interest expense	(59)	(34)
Net loss	(23,617)	(15,681)
Other comprehensive (loss) income:
Foreign currency translation (loss) gain	(271)	3,946
Total comprehensive loss	$(23,888)	$(11,735)
Net loss	$(23,617)	$(15,681)
Basic and diluted net loss per ordinary share	$(0.54)	$(0.43)
Weighted-average number of ordinary shares outstanding	43,974,395	36,624,950

See Notes to Condensed Consolidated Financial Statements

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

FOR THE PERIOD ENDED MARCH 31, 2021

(unaudited)

(in thousands, except share amounts)

				Accumulated Other		Total
	Ordinary		Capital in Excess	Comprehensive	Accumulated	Shareholders'
	Shares	Amount	of Par Value	Loss	Deficit	Equity

Balance at December 31, 2020	44,189,150	$2	$504,482	$(4,897)	$(261,028)	$238,559
Exercise of share options	17,923	—	141	—	—	141
Share-based compensation	—	—	4,817	—	—	4,817
Issuance of shares in connection with equity method and other investments	75,000	—	1,165	—	—	1,165
Other comprehensive loss	—	—	—	(271)	—	(271)
Net loss for the three-month period ended March 31, 2021	—	—	—	—	(23,617)	(23,617)
Balance at March 31, 2021	44,282,073	$2	$510,605	$(5,168)	$(284,645)	$220,794

See Notes to Condensed Consolidated Financial Statements

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

FOR THE PERIOD ENDED MARCH 31, 2020

(unaudited)

(in thousands, except share amounts)

				Accumulated Other		Total
	Ordinary		Capital in Excess	Comprehensive	Accumulated	Shareholders'
	Shares	Amount	of Par Value	(Loss) Income	Deficit	Equity

Balance at December 31, 2019	36,791,906	$1	$395,631	$(1,794)	$(203,036)	$190,802
Exercise of share options	26,010	—	175	—	—	175
Share-based compensation	—	—	5,683	—	—	5,683
Other comprehensive income	—	—	—	3,946	—	3,946
Net loss for the three-month period ended March 31, 2020	—	—	—	—	(15,681)	(15,681)
Balance at March 31, 2020	36,817,916	$1	$401,489	$2,152	$(218,717)	$184,925

See Notes to Condensed Consolidated Financial Statements

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	For the Three-Month Periods Ended March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(23,617)	$(15,681)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Share-based compensation expense	4,817	5,683
Foreign currency loss	1,615	757
Depreciation and amortization	1,758	815
Net change in right-of-use assets and liabilities	(35)	48
Loss on disposal of equipment, furniture and fixtures	—	8
Gain on termination of lease liability	—	(144)
Amortization of interest on asset retirement obligations	35	33
(Increase) decrease in operating assets:
Accounts receivable - related party	26,764	(4,706)
Prepaid expenses	739	828
Tax incentive receivable	5,667	4,628
Other current assets	(348)	(99)
Security deposits	(212)	191
Increase (decrease) in operating liabilities:
Accounts payable	1,593	3,944
Accrued expenses	(5,071)	(4,479)
Other current liabilities	(24)	—
Deferred revenue - related party	(4,595)	(4,210)
Net cash provided by (used in) operating activities	9,086	(12,384)

Cash flows from investing activities:
Purchase of property and equipment	(4,502)	(4,036)
Payment for right-of-use asset	(8,866)	—
Equity method and other investments	(5,500)	—
Net cash used in investing activities	(18,868)	(4,036)

Cash flows from financing activities:
Payments on lease obligations - financing leases	(5)	(10)
Exercise of share options	141	175
Net cash provided by financing activities	136	165

Net decrease in cash and cash equivalents	(9,646)	(16,255)
Effect of exchange rate changes on cash	(464)	(315)
Cash and cash equivalents at beginning of period	209,520	227,357
Cash and cash equivalents at end of period	$199,410	$210,787

Supplemental disclosure of non-cash transactions:
Issuance of shares in connection with equity method and other investments	$1,165	$—
Fixed asset acquisition included in accounts payable and accrued expenses at end of period	$1,709	$2,505
Right-of-use assets obtained in exchange for lease liabilities	$1,120	$—
Supplemental disclosure of cash flow information:
Cash paid for interest	$24	$—

See Notes to Condensed Consolidated Financial Statements

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.       Organization and Basis of Presentation:

The Company

MeiraGTx Holdings plc and subsidiaries (the “Company” or “Meira Holdings”), an exempted company incorporated under the laws of the Cayman Islands, is a vertically integrated, clinical-stage gene therapy company with six programs in clinical development and a broad pipeline of preclinical and research programs.  The Company has core capabilities in viral vector design and optimization and gene therapy manufacturing, as well as a potentially transformative gene regulation technology. Led by an experienced management team, the Company has taken a portfolio approach by licensing, acquiring and developing technologies that give depth across both product candidates and indications.  The Company’s initial focus is on three distinct areas of unmet medical need: inherited retinal diseases, neurodegenerative diseases and severe forms of xerostomia.  Though initially focusing on the eye, central nervous system and salivary gland, the Company intends to expand its focus in the future to develop additional gene therapy treatments for patients suffering from a range of serious diseases. The Company also owns and operates a current good manufacturing practices, or cGMP, multi-product, multi-viral vector manufacturing facility in London, United Kingdom, which includes fill and finish capabilities and can supply the Company’s clinical and potential commercial material. Additionally, the Company expanded its manufacturing and supply chain capabilities by acquiring a second cGMP viral vector manufacturing facility and its first cGMP plasmid and DNA production facility in Shannon, Ireland. The Company completed the acquisition of these facilities in January 2021.

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

Interim Financial Statements

The accompanying condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, the condensed consolidated financial statements include all adjustments (consisting of normal recurring accruals) necessary in order to make the condensed consolidated financial statements not misleading. Operating results for the three-month period ended March 31, 2021 are not necessarily indicative of the final results that may be expected for the year ending December 31, 2021. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (the “Form 10-K”).

Liquidity

The Company has not yet achieved profitable operations. There is no assurance that profitable operations, if ever achieved, could be sustained on a continuing basis. In addition, development activities, clinical and preclinical testing, and commercialization of the Company’s product candidates will require significant additional financing. The Company’s accumulated deficit at March 31, 2021 totaled $284.6 million, and management expects to incur substantial losses in future periods. The success of the Company is subject to certain risks and uncertainties, including, among others: uncertainty of product development; competition in the Company’s field of use; uncertainty of capital availability; uncertainty in the Company’s ability to enter into agreements with collaborative partners; expanding and protecting the Company’s intellectual property portfolio, dependence on third parties, dependence on key personnel and the COVID-19 pandemic and mitigation measures. For the three-months ended March 31, 2021, the Company generated $9.1 million of positive cash flows from operations. However, the Company generally does not generate positive cash flows from operations and there are no assurances that the Company will generate positive cash flows in the future. Additionally, there are no assurances that the Company will be successful in obtaining an adequate level of financing for the development and commercialization of its product candidates.

As of March 31, 2021, the Company had cash and cash equivalents in the amount of $199.4 million, which consisted of depository accounts. On January 30, 2019, the Company entered into a collaboration, option and license agreement with Janssen Pharmaceuticals, Inc. (“Janssen”), one of the Janssen Pharmaceuticals Companies of Johnson & Johnson (the “Collaboration Agreement”), for the research, development and commercialization of gene therapies for the treatment of inherited retinal diseases (“IRD”). Under the terms of the Collaboration Agreement, the Company received an upfront payment of $100.0 million. The Company also receives funding for certain research, manufacturing, clinical development and commercialization costs, potential additional milestone payments upon the achievement of such milestones and royalties on future net sales of products. The Company estimates that its cash and cash equivalents on-hand at March 31, 2021 will be sufficient to cover its expenses for at least the next twelve months from the date of issuance of these condensed consolidated financial statements.

Risks and Uncertainties

The Company operates in an industry that is subject to intense competition, government regulation and rapid technological change. The Company’s operations are subject to significant risk and uncertainties including financial, operational, technological, regulatory and other risks, including the potential risk of business failure.

There are also many uncertainties regarding the pandemic caused by the novel coronavirus, or COVID-19, and the Company is closely monitoring the impact of the pandemic on all aspects of its business, including how the pandemic will impact its financial condition, liquidity, operations, clinical studies, employees, vendors, and industry. While the pandemic did not materially affect the Company's financial results and business operations during the three-month period ended March 31, 2021, the Company is unable to predict the impact that COVID-19 will have on its financial position and operating results in future periods due to numerous uncertainties. The Company will continue to assess the evolving impact of the COVID-19 pandemic and will make adjustments to its operations as necessary.

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

2.       Summary of Significant Accounting Policies and Recent Accounting Pronouncements:

Certain of the Company’s significant accounting policies are described below. All of the Company’s significant accounting policies are disclosed in the notes to the audited consolidated financial statements as of and for the year ended December 31, 2020 included in the Company’s Form 10-K. Since the date of such financial statements, the Company has adopted the new accounting pronouncements which are disclosed further in this note.

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

MeiraGTx Belgium, a private company with limited liability incorporated under the laws of Belgium (“Meira Belgium”);

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

Equity Method and Other Investments

The Company accounts for equity investments under the equity method of accounting when the requirements for consolidation are not met, and the Company has significant influence over the operations of the investee. Equity method investments are initially recorded at cost and subsequently adjusted for the Company’s share of net income or loss and cash contributions and distributions and are included in equity method and other investments in the accompanying condensed consolidated balance sheets. Equity investments that do not result in consolidation and are not accounted for under the equity method are measured at fair value, with any changes in fair value recognized in net income. For any such investments that do not have readily determinable fair values, the Company elects the measurement alternative to measure the investments at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer.

Equity method investments are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If it is determined that a loss in value of the equity method investment is other than temporary, an impairment loss is measured based on the excess of the carrying amount of an investment over its estimated fair value. Impairment analyses are based on current plans, intended holding periods, and available information at the time the analysis is prepared.

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

The change in asset retirement obligations is as follows (in thousands):

	For the Three-Month Periods Ended March 31,
	2021	2020
Balance at beginning of period	$1,814	$1,655
Amortization of interest	35	33
Effects of exchange rate	7	(35)
Balance at end of period	$1,856	$1,653

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

Refer to the discussion in Note 8 for further information related to the accounting for the Collaboration Agreement.

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

The following securities are considered to be ordinary share equivalents, but were not included in the computation of diluted net loss per ordinary share because to do so would have been anti-dilutive:

	March 31,	March 31,
	2021	2020
Share options	6,168,592	4,675,850
Restricted share units	1,050,000	545,000
Restricted ordinary shares subject to forfeiture	290,000	108,864
	7,508,592	5,329,714

Segment Information

Management has concluded it has a single reporting segment for purposes of reporting financial condition and results of operations.

The Company’s license revenue, research funding and deferred revenue from its Collaboration Agreement are generated in the United Kingdom.

The following table summarizes non-current assets by geographical area (in thousands):

	March 31,	December 31,
	2021	2020
United States	$23,782	$17,536
United Kingdom	45,447	44,487
Ireland	37,938	27,413
Netherlands	2,383	1,685
	$109,550	$91,121

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

3.       Equity Method and Other Investments

The Company’s investments consist of the following:

		March 31, 2021
Investee	Investment Type	Ownership Percentage	Carrying Value	Cost Basis

			(in thousands)
Visiogene LLC	Equity Method Investment	25%	$5,165	$5,165
Other	Cost Method Investment	3%	1,500	1,500
Total equity method and other investments			$6,665	$6,665

Visiogene LLC

On January 4, 2021, the Company and Visiogene LLC (“Visiogene”) entered into a License and Investment Agreement (“Visiogene License Agreement”) for an exclusive, worldwide license to certain of Visiogene’s intellectual property relating to ocular gene therapy. Concurrently, the Company and Visiogene entered into a Preferred Unit Purchase Agreement (“Visiogene Unit Agreement”) pursuant to which the Company purchased 3,000,000 Visiogene preferred units. In connection with the two Visiogene agreements, the Company paid $5.0 million in cash and issued to Visiogene 75,000 ordinary shares of the Company with a fair market value of $1.2 million based on the closing price of the Company’s ordinary shares on the date of closing.

The Company accounted for the payments under the Visiogene License Agreement and Visiogene Unit Agreement as a basket transaction and allocated $1.0 million to the Visiogene License Agreement and the remaining $5.2 million was allocated to the Visiogene preferred units. The $1.0 million allocated to the Visiogene License Agreement was expensed as acquired in-process research and development as the Company determined there was no alternative future use. The Company accounts for this investment using the equity method of accounting.

4.       Accrued Expenses

Accrued expenses for the periods presented are comprised of the following (in thousands):

	March 31,	December 31,
	2021	2020
Clinical trial costs	$9,708	$10,261
Fixed assets	1,847	949
Manufacturing costs	1,829	1,886
Research and development	1,482	893
Professional fees	784	1,219
Compensation and benefits	586	3,791
Consulting	570	1,047
Other	442	815
	$17,248	$20,861

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

Options

A summary of the Company’s share option activity related to employees, non-employee members of the board of directors and non-employee consultants as of and for the year ended December 31, 2020 and the three-month period ended March 31, 2021 is as follows (in thousands, except share and per share amounts):

			Weighted-
		Weighted-	Average
		Average	Remaining
	Number of	Exercise	Contractual
	Options	Price	Life (years)
Outstanding at December 31, 2020	4,824,771	$11.85	7.67	years
Granted	1,427,700	$11.93
Exercised	(17,923)	$7.87
Expired	—	$—
Forfeited	(65,956)	$15.21
Outstanding at March 31, 2021	6,168,592	$12.88	7.94	years
Options exercisable at March 31, 2021	2,670,380	$10.05	6.70	years
Aggregate intrinsic value of options outstanding as of March 31, 2021	$19,651
Aggregate intrinsic value of options exercisable as of March 31, 2021	$14,823

Options granted under the Plans have a maximum contractual term of ten years. Options granted generally vest 25% on the first anniversary of the date of grant and the balance ratably over the next 36 months. Options granted to directors when they join the board generally vest in 36 equal monthly installments following the date of grant, and annual options granted to directors generally vest on the earlier of the first anniversary of the date of grant or the day before the Company’s annual meeting of shareholders after the date of grant.

The total fair value of options vested during the three-month periods ended March 31, 2021 and 2020 was $5.4 million and $1.7 million, respectively.

The weighted-average grant date fair value of options granted during the three-month periods ended March 31, 2021 and 2020 was $11.93 and $15.24 per share, respectively.

The grant date fair values of the share options granted were estimated using the Black-Scholes option valuation model with the following ranges of assumptions:

	2021	2020
Risk-free interest rate	0.62 - 1.07%	0.72 - 2.56%
Expected volatility	90%	90%
Expected dividend yield	0%	0%
Expected life (in years)	6.1	6.1

As of March 31, 2021, the total compensation expense relating to unvested options granted that had not yet been recognized was $35.6 million, which is expected to be realized over a period of 3.9 years. The Company will issue shares upon exercise of options from ordinary shares reserved under the Plans.

Restricted Share Units

On January 8, 2020, March 6, 2020, and January 14, 2021 the Company granted 505,000, 40,000, and 505,000 RSUs, respectively, to certain members of senior management and a consultant. The RSUs were valued at $20.30, $16.45, and $16.43 per share, respectively. The related share-based compensation expense, which is recognized ratably over the requisite service period, is included in general and administrative and research and development expenses in the condensed consolidated statements of operations and comprehensive loss.

These RSUs vest 50% on the second anniversary of the date of grant and 25% on each of the third and fourth anniversaries of the date of grant.

Total share-based compensation expense recorded in connection with the RSUs was $1.1 million and $0.6 million, of which $0.9 million and $0.6 million was recorded as general and administrative expense and $0.2 million and $0.01 million was recorded as research and development expense during the three-month periods ended March 31, 2021 and 2020, respectively.

As of March 31, 2021, the total compensation expense relating to unvested RSUs granted that had not yet been recognized was $15.4 million, which is expected to be realized over a period of 3.8 years.

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

Total compensation expense in connection with the issuance of those restricted ordinary shares, in the amount of $3.5 million, of which $1.6 million was share-based and $1.9 million was paid in cash, was recorded as general and administrative expense during the three-month period ended March 31, 2020. These restricted ordinary shares were fully vested as of June 2020.

During the three-month periods ended March 31, 2021 and 2020 the Company recognized total share-based compensation expense in the accompanying condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three-month periods ended March 31,
	2021	2020
Research and development	$2,278	$1,418
General and administrative	2,539	4,265
Total share-based compensation	$4,817	$5,683

The Company does not expect to realize any tax benefits from its share option activity or the recognition of share-based compensation expense because the Company currently has net operating losses and has a full valuation allowance against its deferred tax assets. Accordingly, no amounts related to excess tax benefits have been reported in cash flows from operations or cash flows from financing activities for the three-month periods ended March 31, 2021 and 2020.

6.       Ordinary Shares

As discussed in Note 3, on January 4, 2021, the Company issued 75,000 ordinary shares in connection with the Visiogene transaction in the amount of $1,164,750.

7.       Income Taxes

The Company did not record a provision for income taxes for the three-month periods ended March 31, 2021 and 2020, as the Company has generated losses for all periods.

The Company periodically evaluates the realizability of its deferred tax assets based on all available evidence, both positive and negative. The realization of deferred tax assets is dependent on the Company’s ability to generate sufficient future taxable income during periods prior to the expiration of tax attributes to fully utilize these assets. The Company weighed both positive and negative evidence and determined that there is a continued need for a full valuation allowance on its deferred tax assets (after consideration of the reversal of the deferred tax liabilities for the ROU assets and fixed assets) in the United States, United Kingdom, Ireland and Netherlands as of March 31, 2021. Should the Company determine that it would be able to realize its remaining deferred tax assets in the foreseeable future, an adjustment to its remaining deferred tax assets would cause a material increase to income in the period such determination is made.

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

In 2019, the Company received a $100.0 million non-refundable upfront fee from Janssen and allocated this amount plus other variable consideration not subject to constraint to each identified performance obligation using a combination of methods allowable under ASC 606. The Company applies the practical expedient in Topic 606 and does not include disclosures regarding amounts for variable consideration allocated to wholly-unsatisfied performance obligations or wholly-unsatisfied distinct goods that form part of a single performance obligation, if any. This variable consideration includes expected reimbursement of research and development costs.

During the three-month periods ended March 31, 2021 and 2020, the Company recognized $4.6 million and $4.2 million, respectively, of the deferred revenue – related party as license revenue.

The Company also recognized $12.1 million and $14.0 million, during the three-month periods ended March 31, 2021 and 2020, respectively, related to the reimbursement of research and development expenses, of which $11.7 million and $14.0 million was recorded as an offset to research and development expenses and $0.4 million and $0 was recorded as an offset to prepaid expenses, respectively.

As of March 31, 2021, the Company expects to recognize the remaining $68.9 million in deferred revenue associated with the non-refundable upfront fee over the estimated research and development period using the cost-to-cost input method over an estimated period of approximately 4.25 years.

A summary of the deferred revenue recognition is as follows (in thousands):

Deferred revenue at December 31, 2019	$86,214
Deferred revenue recognized as license revenue during the year ended December 31, 2020	(15,563)
Effects of exchange rate	2,191
Deferred revenue at December 31, 2020	72,842
Deferred revenue recognized as license revenue during the three-month period ended March 31, 2021	(4,595)
Effects of exchange rate	653
Deferred revenue at March 31, 2021	$68,900

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

Total research and development expenses under this agreement for the three-month periods ended March 31, 2021 and 2020 were approximately $0 and $0.1 million, respectively.

There are no future obligations under the agreement as of March 31, 2021.

License Agreement

Effective February 4, 2015, the Company entered into an exclusive worldwide license agreement with UCL Business, PLC (“UCL Business”) to develop up to eight programs using certain ocular gene therapy technology. Under the terms of the agreement, the Company had agreed to pay UCL Business certain sales milestone payments, if achieved, in the aggregate amount of £39.8 million, or approximately $54.8 million using the exchange rate at March 31, 2021, and royalties on net sales, as defined upon commercialization. Additionally, the Company is responsible for all patent prosecution and maintenance costs incurred and has also agreed to pay UCL Business an annual maintenance fee of £0.05 million, or approximately $0.07 million, until the first commercial sale of a product. The agreement terminates upon the later of (i) the last valid claim in a relevant product, (ii) the expiration of regulatory exclusivity to all licensed products, or (iii) the 10th anniversary of the first commercial sale of a product.

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

Additionally, under the new stand-alone agreement related to CNGB3 the Company paid UCL Business an upfront payment of £1.5 million, or approximately $2.0 million, and issued 158,832 of the Company’s ordinary shares, which were valued at £1.5 million, or approximately $2.0 million.

Effective March 23, 2020, the Company entered into another worldwide license agreement with UCL Business, to develop an additional ocular gene therapy technology. Under the terms of the agreement, the Company agreed to pay UCL Business certain development and sales milestone payments, if achieved, in the aggregate amount of $39.3 million and royalties on net sales, as defined upon commercialization. Additionally, the Company is responsible for all patent prosecution and maintenance costs incurred and also agreed to pay UCL Business an upfront payment of $0.05 million and an annual maintenance fee of $0.03 million until the first commercial sale of a product. The agreement terminates upon the later of (i) the last valid claim in a relevant product, or (ii) the 10th anniversary of the first commercial sale of a product.

The Company incurred research and development expenses under the agreements in the amount of $0.3 million and $0.2 million during the three-month periods ended March 31, 2021 and 2020, respectively.

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

On January 28, 2020, the Company and ARE mutually agreed to terminate the lease with no further obligation for either party effective as of February 29, 2020. Accordingly, the remaining right of use asset and operating lease liability in the amount of $0.9 million and $1.0 million, respectively, was written off which resulted in a gain of $0.1 million.

Total rent expense under this operating lease was $0.08 million for the three-month period ended March 31, 2020.

Kadmon Lease

The Company leases office space on a month-to-month basis from Kadmon Corporation, LLC (“Kadmon”).

During the three-month periods ended March 31, 2021 and 2020, the Company incurred and paid rent charges from Kadmon in the amount of $0.2 million and $0.1 million, respectively, which are included in loss from operations.

9.       Leases

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

Total rent expense under these leases was $1.1 million and $0.8 million for the three-month periods ended March 31, 2021 and 2020, respectively.

As of March 31, 2021, the Company has short term lease commitments amounting to approximately $0.05 million on a monthly basis for two leases for office space that are month-to-month leases.

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

The closing for the first building occurred in August 2020 and the closing for the second building occurred in January 2021.  The total cost of the first and second buildings, including taxes and legal fees, was €11.9 million and €7.5 million, or approximately $13.8 million and $8.9 million, respectively, and have been recorded as right of use assets in the condensed consolidated balance sheets as of March 31, 2021. There is no corresponding lease liability as the Company paid the full cost on the date of the closings.

At the closings, Meira Ireland entered into a lease for each property providing for a long leasehold interest of approximately 191 years.

The leases also include customary terms and conditions, with a nominal annual lease cost and annual maintenance fees of approximately €0.03 million, or approximately $0.04 million, in the aggregate, which is subject to change depending on the annual maintenance costs within the Shannon Free Zone development.

During the three-month period ended March 31, 2021, the Company recognized four operating leases for locations in connection with the Phase 3 Lumeos clinical trial of AAV-RPGR with initial lease terms between 5 years and 6 years. Certain lease agreements contain provisions for tenant allowances and future rent increases. Payments due under the lease contracts include fixed payments. In conjunction with these operating leases, the Company recognized initial operating lease right-of-use assets in the amount of $1.1 million and corresponding lease liabilities in the amount of $1.2 million which are included in the right-of-use assets and lease obligations in the condensed consolidated balance sheets as of March 31, 2021.

The components of lease cost for the three-month periods ended March 31, 2021 and 2020 are as follows (in thousands):

	Three-month periods ended March 31,
	2021	2020
Finance lease cost
Amortization of right-of-use assets	$309	$74
Interest on lease liabilities	1	1
Total finance lease cost	310	75
Operating lease cost	1,137	1,027
Short-term lease cost	189	162
Total lease cost	$1,636	$1,264

Amounts reported in the condensed consolidated balance sheets for leases where the Company is the lessee as of March 31, 2021 and December 31, 2020 were as follows (in thousands):

	March 31,		December 31,
	2021		2020
Operating leases
Right-of-use asset	$22,023		$21,486
Capitalized lease obligations	$22,747		$22,221
Finance leases
Right-of-use asset	$29,449		$21,596
Capitalized lease obligations	$25		$28
Weighted-average remaining lease term
Operating leases	6.7	years	7.0	years
Finance leases	177.4	years	175.1	years
Weighted-average discount rate
Operating leases	8.5%		8.6%
Finance leases	8.0%		8.0%

Other information related to leases for the three-month periods ended March 31, 2021 and 2020 are as follows (in thousands):

	Three-month periods ended March 31,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	$4	$8
Operating cash flows from operating leases	$1,186	$737
Financing cash flows from finance leases	$1	$1

Right-of-use assets obtained in exchange for lease liabilities
Operating leases	$1,120	$—
Finance leases	$—	$—

Future minimum lease payments under non-cancellable leases as of March 31, 2021 are as follows (in thousands):

	Operating Leases	Finance Leases
2021	$3,438	$13
2022	4,745	13
2023	4,837	—
2024	4,655	—
2025	4,651	—
Thereafter	7,404	—
Total undiscounted lease payments	$29,730	$26
Less: Imputed interest	(6,983)	(1)
Total lease liabilities	$22,747	$25

10.     Commitments

There were no new material commitments entered into during the three-month period ended March 31, 2021.

11.     Subsequent Events

Management has evaluated subsequent events through the date of this filing.  Based on its evaluation, there were no subsequent events to report.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of financial condition and operating results together with our financial statements and related notes appearing in this Quarterly Report on Form 10-Q (“Form 10-Q”) and those included in our Annual Report on Form 10-K for the year ended December 31, 2020 (the “Form 10-K”). Some of the information contained in this discussion and analysis or set forth elsewhere in this Form 10-Q, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many important factors, including those set forth in the “Risk Factors” section of this Form 10-Q, our actual results could differ materially from the results described in, or implied by, the forward-looking statements contained in the following discussion and analysis. For convenience of presentation some of the numbers have been rounded in the text below. Unless the context requires otherwise, references in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to the “Company,” “we,” “us” and “our” refer to MeiraGTx Holdings plc and its subsidiaries.

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

We are an exempted company incorporated under the laws of the Cayman Islands in 2018, and prior to that, we commenced operations as MeiraGTx Limited, a private limited company incorporated under the laws of England and Wales in 2015. Our discussion of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). Since our formation, we have devoted substantially all of our resources to developing our technology platform, establishing our viral vector manufacturing facilities and our plasmid and DNA production facility and developing manufacturing processes, advancing the product candidates in our ophthalmology, salivary gland and neurodegenerative disease programs, building our intellectual property portfolio, organizing and staffing our company, developing our business plan, raising capital, and providing general and administrative support for these operations. To date, we have financed our operations primarily with cash on hand and proceeds from the sales of our Series A ordinary shares, convertible preferred C shares and ordinary shares. Through March 31, 2021, we received gross proceeds of approximately $446.0 million from sales of our ordinary shares, Series A ordinary shares and convertible preferred C shares and $100.0 million from the collaboration, option and license agreement with Janssen Pharmaceuticals, Inc. (“Janssen”), one of the Janssen Pharmaceuticals Companies of Johnson & Johnson (the “Collaboration Agreement”). As of March 31, 2021, we had cash and cash equivalents of $199.4 million, as well as $12.0 million in receivables due from Janssen in the second quarter of 2021 in connection with the Collaboration Agreement.

We are a clinical stage company and have not generated any product revenues to date. We have six clinical programs and a pipeline of preclinical programs. Since inception, we have incurred significant operating losses. Our net losses for the three-month periods ended March 31, 2021 and 2020 were $23.6 million and $15.7 million, respectively. As of March 31, 2021, we had an accumulated deficit of $284.6 million. We do not expect to generate revenue from sales of any products for several years, if at all. In March 2019, we received an upfront payment in the amount of $100.0 million from the Collaboration Agreement. Additionally, pursuant to the Collaboration Agreement, we are eligible to receive research and development funding and potential milestone payments and royalties.

Our total operating expenses were $26.6 million and $19.9 million for the three-month periods ended March 31, 2021 and 2020, respectively. While we expect our operating expenses to increase substantially in connection with our ongoing development activities related to our product candidates, including the planned advancement of AAV-RPGR into the Phase 3 Lumeos clinical trial for the treatment of patients with XLRP and the initiation of a Phase 3 clinical trial of AAV-RPE65 for the treatment of retinal dystrophy associated with mutations in the RPE65 gene, we believe that certain of these increases will be partially offset by the research funding in connection with the Collaboration Agreement. In addition to these planned Phase 3 trials, we anticipate that our expenses will also increase due to costs associated with our clinical development program targeting achromatopsia due to mutations in the CNGB3 or CNGA3 gene. In addition, we expect to continue incurring increasing costs associated with our clinical activities for AAV-AQP1 for the treatment of radiation-induced xerostomia and xerostomia associated with Sjogren’s syndrome. We expect to file an IND application for AAV-GAD in the third quarter of 2021 following the release of the clinical material manufactured in our London cGMP facility. We also incurred expenses during the three-month period ended March 31, 2021 and expect to continue to incur expenses related to research activities in additional therapeutic areas to expand our pipeline, hiring additional personnel in manufacturing, research, clinical operations, quality and other functional areas, and associated cash and share-based compensation expense, as well as the further development of internal manufacturing capabilities and capacity and other associated costs including the management of our intellectual property portfolio.

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

Based on our cash and cash equivalents at March 31, 2021, we estimate that such funds will be sufficient to enable us to fund our operating expenses and capital expenditure requirements into the middle of 2023. We have based these estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. See “Liquidity and Capital Resources.” Because of the numerous risks and uncertainties associated with the development of our product candidates, any future product candidates, our platform and technology and because the extent to which we may enter into collaborations with third parties for development of any of our product candidates is unknown, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidates.

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

Highlights and Recent Developments

Recent Clinical Development Highlights and Anticipated 2021 Milestones

AAV-RPGR for the Treatment of X-Linked Retinitis Pigmentosa (XLRP):

●	We and our development partner Janssen continue to prepare for initiation of the Phase 3 Lumeos clinical trial.
●	We and Janssen intend to present additional data from the Phase 1/2 clinical trial of X-linked retinitis pigmentosa (MGT009) at medical meetings later this year.

AAV-RPE65 for the Treatment of RPE65-associated Retinal Dystrophy:

●	We continue to anticipate initiating a Phase 3 pivotal trial of AAV-RPE65 in the second half of 2021.

AAV-AQP1 for the Treatment of Grade 2/3 Radiation-Induced Xerostomia:

●	Dosing in the second cohort of the AQUAx phase 1 trial is ongoing and we expect to complete enrollment in 2021. Four clinical sites are now open in the U.S.
●	We are currently planning a phase 2 study and expect to initiate this trial in the second half of 2022.

AAV-GAD for the Treatment of Parkinson’s Disease:

●	We expect to file an Investigational New Drug (IND) application in the third quarter of 2021 with material manufactured from our cGMP facility in London.

Riboswitch Gene Regulation Platform:

●	We continue to generate in-vivo data demonstrating regulation of multiple therapeutic genes in multiple tissues. We plan to host an R&D day in the second half of 2021 detailing our proprietary riboswitch gene regulation platform, including data to support potential therapeutic targets.

AAV-CNGB3 and AAV-CNGA3 for the Treatment of Achromatopsia (ACHM):

●	We and Janssen continue to advance the ongoing clinical development of AAV-CNGB3 and AAV-CNGA3 for the treatment of ACHM associated with mutations in the CNGB3 and CNGA3 genes.
o	On January 26, 2021, the U.S. Food and Drug Administration (FDA) granted Fast Track designation to our AAV-CNGA3 gene therapy product candidate for the treatment of ACHM caused by mutations in the CNGA3 gene.
o	We and Janssen have now completed dosing of both adults and pediatric patients in the Phase 1/2 dose escalation study of AAV-CNGA3 and expect to provide an update on further clinical studies for both AAV-CNGB3 and AAV-CNGA3 later in 2021.

Recent Corporate Development Highlights

Manufacturing and Supply Chain:

●	We have made significant progress optimizing our proprietary AAV manufacturing platform process. With our internal plasmid facility now operational, we continue to expedite bringing the entire manufacturing process and supply chain in-house to more rapidly and cost-effectively bring innovative and potentially curative treatments to patients.

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

Foreign currency loss

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

Critical Accounting Policies and Use of Estimates

Management’s discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and judgements that affect the reporting amounts of assets, liabilities and expenses and the disclosure of contingent assets and liabilities in our condensed consolidated financial statements. On an ongoing basis, we evaluate our estimates and judgements, including those related to license and collaboration revenue, share-based compensation and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgements about the carrying value of assets and liabilities that are not readily apparent from our sources. Actual results may differ from these estimates under different assumptions.

The Company’s critical accounting policies, significant judgements and estimates are included in the Company’s Form 10-K for the year ended December 31, 2020 and Note 2 to our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q.

Results of Operations

Comparison of Three Months Ended March 31, 2021 and 2020

	2021	2020	Change

	(in thousands)
License revenue - related party	$4,595	$4,210	$385
Operating expenses:
General and administrative	9,918	11,806	(1,888)
Research and development	16,709	8,083	8,626
Total operating expenses	26,627	19,889	6,738
Loss from operations	(22,032)	(15,679)	(6,353)
Other non-operating income (expense)
Foreign currency loss	(1,615)	(757)	(858)
Interest income	89	789	(700)
Interest expense	(59)	(34)	(25)
Net loss	(23,617)	(15,681)	(7,936)
Other comprehensive (loss) income:
Foreign currency translation for the three-month periods ended March 31, 2021 and 2020, respectively	(271)	3,946	(4,217)
Total comprehensive loss	$(23,888)	$(11,735)	$(12,153)

License Revenue

License revenue was $4.6 million for the three months ended March 31, 2021, compared to $4.2 million for the three months ended March 31, 2020.  This increase represents increased amortization of the $100.0 million upfront payment received in connection with the Collaboration Agreement.

General and Administrative Expenses

General and administrative expenses were $9.9 million for the three months ended March 31, 2021, compared to $11.8 million for the three months ended March 31, 2020. The decrease of $1.9 million was primarily due to a decrease of $2.4 million in payroll and payroll related costs and $1.7 million in share-based compensation due to certain restricted ordinary shares issued to certain members of senior management in June 2018 becoming fully vested in June 2020. These decreases were partially offset by increases of $0.6 million in insurance costs, $0.6 million in rent and facilities costs, $0.5 million in consulting fees, $0.2 million in legal and accounting fees, $0.1 million in depreciation and $0.2 million in other office related costs.

Research and Development Expenses

Research and development expenses for the three months ended March 31, 2021 were $16.7 million, compared to $8.1 million for the three months ended March 31, 2020. The increase of $8.6 million was primarily due to increases of $3.0 million in costs related to our pre-clinical research and clinical trials and $2.5 million in payroll and payroll related costs due to the expansion of our clinical trials and manufacturing capabilities. Additional increases include $1.7 million in license fees, $0.9 million in share-based compensation, $0.8 million in depreciation and a decrease of $2.3 million in research funding provided under our Collaboration Agreement with Janssen, which was partially offset by decreases of $2.2 million of costs related to the manufacture of material for our clinical trials and $0.4 million in other research and development costs.

Foreign Currency Loss

Foreign currency loss was $1.6 million for the three months ended March 31, 2021 compared to a loss of $0.8 million for the three months ended March 31, 2020. The increase in the loss of $0.9 million was primarily due to a weakening of the U.S. dollar against the pound sterling and euro during the three months ended March 31, 2021.

Other Comprehensive (Loss) Income – Foreign Currency Translation (Loss) Gain

Foreign currency translation adjustments resulted in a translation loss of $0.3 million for the three months ended March 31, 2021 compared to a translation gain of $3.9 million for the three months ended March 31, 2020. The change in the amount of $4.2 million was primarily due to a weakening of the U.S. dollar against the pound sterling and euro during the three months ended March 31, 2021.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses. For the three months ended March 31, 2021, we generated $9.1 million of positive cash flows from operations. However, the Company generally does not generate positive cash flows from operations and there are no assurances that we will generate positive cash flows in the future. Additionally, there are no assurances that we will be successful in obtaining an adequate level of financing for the development and commercialization of our product candidates. We expect to incur significant expenses and operating losses for the foreseeable future as we advance the preclinical and clinical development of our product candidates. We expect that our research and development and general and administrative costs will increase in connection with conducting preclinical studies and clinical trials for our product candidates, building out internal capacity to have products manufactured to support preclinical studies and clinical trials, expanding our intellectual property portfolio, and providing general and administrative support for our operations. In addition, on August 4, 2020 we entered into agreements to acquire our second cGMP viral vector manufacturing facility and our first cGMP plasmid and DNA production facility in Shannon, Ireland to expand our manufacturing and supply chain capabilities. We closed on the acquisition of the first building in August 2020 and on the second building in January 2021. As a result of these incurred and expected expenses, we will need additional capital to fund our operations, which we may obtain from additional equity or debt financings, collaborations, licensing arrangements, or other sources.

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

Based on our current cash and cash equivalents at March 31, 2021 and the research funding we expect to receive under the Collaboration Agreement, we estimate that we will be able to fund our operating expenses and capital expenditure requirements into the middle of 2023.  We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect.

Cash Flows

As of March 31, 2021, we had $199.4 million of cash and cash equivalents.

	For the three-month periods ended March 31,
	2021	2020

	(in thousands)
Net cash provided by (used in) operating activities	$9,086	$(12,384)
Net cash used in investing activities	(18,868)	(4,036)
Net cash provided by financing activities	136	165
Decrease in cash	$(9,646)	$(16,255)

Operating Activities

During the three months ended March 31, 2021, our cash provided by operating activities of $9.1 million was primarily due to our receipt of reimbursements under the Collaboration Agreement as well as tax incentives, which was partially offset by a net loss of $23.6 million as we incurred expenses associated with research activities on our clinical programs, manufacturing of our clinical trial materials, preclinical research programs and general and administrative expenses. The net loss included non-cash charges of $8.2 million, which consisted of $4.8 million of share-based compensation, $1.6 million of a foreign currency loss and $1.8 million of depreciation and amortization. Additionally, operating assets, consisting of accounts receivable-related party, prepaid expenses, tax incentive receivable, security deposits and other current assets, decreased by $32.6 million and operating liabilities, consisting of accounts payable, accrued expenses, deferred revenue – related party and other current liabilities, decreased by $8.1 million.

During the three months ended March 31, 2020, our cash used in operating activities of $12.4 million was primarily due to our net loss of $15.7 as we incurred expenses associated with research activities on our clinical programs, manufacturing of our clinical trial materials, preclinical research programs and general and administrative expenses. The net loss included non-cash charges of $7.2 million, which consisted of $5.7 million of share-based compensation, foreign currency loss of $0.8 million, and depreciation and amortization of $0.8 million, which was partially offset by a gain on termination of lease liability of $0.1 million. Additionally, operating assets, consisting of accounts receivable, prepaid expenses, tax incentive receivable, security deposits and other current assets, decreased by $0.8 million and operating liabilities, consisting of accounts payable, accrued expenses, and deferred revenue – related party, decreased by $4.7 million.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2021 of $18.9 million consisted primarily of $8.9 million in payments for the acquisition of the second building and long-term lease for our manufacturing facility in Ireland, $5.5 million in connection with investments in subsidiaries and $4.5 million for purchases of property and equipment for our manufacturing, laboratory and process development facilities and buildout costs of our new facilities.

Net cash used in investing activities for the three months ended March 31, 2020 of $4.0 million consisted of purchases of property and equipment, primarily for our manufacturing and process development facilities.

Financing Activities

Net cash provided by financing activities was $0.1 million for the three months ended March 31, 2021, which consisted of proceeds from the exercise of share options.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The following section updates “Item 7A. Quantitative and Qualitative Disclosures of Market Risk” in the Annual Report on Form 10-K for the fiscal year ended December 31, 2020 and should be read in conjunction with that report as well as our condensed consolidated financial statements included in “Part 1, Item 1. Financial Statements” of this Quarterly Report on Form 10-Q.

We currently operate in the United States, the United Kingdom, the Netherlands and Ireland.  Our activities in these countries expose us to currency exchange rate fluctuations, including due to the impact of the COVID-19 pandemic, primarily between the U.S. Dollar and the British Pound Sterling and Euro.  When the U.S. Dollar strengthens against these currencies, the U.S. Dollar value of non-U.S. Dollar based losses increases.  To the extent that our international activities recorded in local currencies increase in the future, our exposure to fluctuations in currency exchange rates will correspondingly increase. As of March 31, 2021, we did not hold any foreign currency forward contracts. With respect to our foreign currency exposures as of March 31, 2021, a 10% unfavorable movement in foreign currency exchange rates would not expose us to a significant increase in net loss.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are a clinical stage company with limited operating history. We were formed and began operations in 2015. We have never been profitable and do not expect to be profitable in the foreseeable future. We have incurred net losses since inception, including net losses of approximately $23.6 million and $15.7 million for the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021, we had an accumulated deficit of approximately $284.6 million. Since our inception, we have devoted substantially all of our resources to developing our technology platform, establishing our viral vector manufacturing facilities and developing manufacturing processes, advancing the product candidates in our ophthalmology, salivary gland and neurodegenerative disease programs, building our intellectual property portfolio, organizing and staffing our company, developing our business plans, raising capital, and providing general and administrative support for these operations. We have not yet demonstrated an ability to successfully complete large-scale, pivotal clinical trials, obtain marketing approval, manufacture product at a commercial scale, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Given the length of time typically needed to develop a new drug from the time it enters Phase 1 clinical trials to when it is approved for treating patients, predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing genetic medicine products.

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

Our operations have consumed significant amounts of cash since inception. As of March 31, 2021, our cash and cash equivalents were $199.4 million. In addition, we expect to receive $12.0 million in receivables in the second quarter of 2021 from Janssen in connection with the Collaboration Agreement. Based on our cash and cash equivalents at March 31, 2021 and the research funding and milestone payments we expect to receive under the Collaboration Agreement, we estimate that such funds will be sufficient to enable us to fund our operating expenses and capital expenditure requirements into the middle of 2023. This estimate is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances could cause us to spend more than expected or consume capital significantly faster than we currently anticipate. Because the length of time and activities associated with successful development of our product candidates is uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:

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
●	the progress, timing, costs and results of our clinical development program for our product candidate for the treatment of Parkinson’s disease, AAV-GAD;
●	the development of our product candidate for the treatment of ALS, AAV-UPF1, for our product candidate for the treatment of xerostomia associated with Sjogren’s syndrome, AAV-AQP1 and our product candidate for the treatment of neovascular age related macular degeneration, or wet AMD;
●	continuing our current research programs, our preclinical development of product candidates from our current research programs and further developing our gene regulation technology;
●	seeking to identify, assess, acquire and/or develop additional research programs and additional product candidates;
●	the preclinical testing and clinical trials for any product candidates we identify and develop;
●	establishing a sales, marketing and distribution infrastructure to commercialize any product candidates for which we may obtain marketing approval;
●	the outcome, timing and cost of meeting regulatory requirements established by the FDA, MHRA, EMA and other regulatory authorities;
●	the cost of expanding and protecting our intellectual property portfolio, including filing, prosecuting, defending and enforcing our patent claims and other intellectual property rights;
●	the cost of defending potential intellectual property disputes, including patent infringement actions brought by third parties against us or any of our product candidates;
●	the effect of competing technological and market developments;
●	the cost of further developing and scaling our manufacturing facilities and processes;
●	the cost and timing of completion of commercial-scale manufacturing facilities and activities;
●	the cost of making royalty, milestone or other payments under current and any future in-license agreements;
●	our ability to establish and maintain strategic collaborations, licensing or other agreements and the financial terms of such agreements;
●	the extent to which we in-license or acquire rights to other products, product candidates and technologies;
●	the cost of establishing sales, marketing and distribution capabilities for our product candidates in regions where we choose to commercialize our products; and

●	the initiation, progress, timing and results of our commercialization of our product candidates, if approved for commercial sale.

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

Our future success and ability to generate product revenue is substantially dependent on our ability to successfully develop, obtain regulatory approval for and successfully commercialize our product candidates. We currently have no products that are approved for commercial sale and may never be able to develop marketable products. We have invested and expect to continue to invest a meaningful portion of our efforts and expenditures over the next few years in the development of AAV-RPGR, AAV-GAD, AAV-CNGB3, AAV-CNGA3, AAV-RPE65 and AAV-AQP1 (the “Most Advanced Product Candidates”), which will require additional clinical development, management of clinical and manufacturing activities, regulatory approval in multiple jurisdictions, manufacturing sufficient supply, building of a commercial organization, substantial investment and significant marketing efforts before we can generate any revenues from any commercial sales. While we have entered into a Collaboration Agreement with Janssen with respect to AAV-CNGB3, AAV-CNGA3 and AAV-RPGR, pursuant to which we received a $100 million upfront payment and will also receive funding for certain research, manufacturing, clinical development and commercialization costs, potential additional milestone payments upon the achievement of such milestones and royalties on future net sales of products, there can be no assurance that these three product candidates will be successfully developed and commercialized by us and Janssen. We cannot be certain that our Most Advanced Product Candidates will be successful in clinical trials, receive regulatory approval or be successfully commercialized even if we receive regulatory approval. Even if we receive approval to market our Most Advanced Product Candidates from the FDA, MHRA, EMA or other regulatory bodies, we cannot be certain that our product candidates will be successfully commercialized by us or our collaborators, widely accepted in the marketplace or more effective than other commercially available alternatives. Additionally, the research, testing, manufacturing, labeling, approval, sale, marketing and distribution of gene therapy products are and will remain subject to extensive and evolving regulation by the FDA, MHRA, EMA and other regulatory authorities. We are not permitted to market our Most Advanced Product Candidates in the United States until they receive approval of a biologics license application, or BLA, from the FDA, we cannot market them in the United Kingdom, or UK, or European Union, or EU, until we receive approval for a Marketing Authorization Application, or MAA, from the MHRA or EMA, respectively, and we cannot market them in other countries until we receive any other required regulatory approval in those countries.

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

In Europe, the EMA’s Committee for Advanced Therapies, or CAT, is responsible for assessing the quality, safety, and efficacy of advanced therapy medicinal products, or ATMPs. ATMPs include gene therapy medicines, somatic-cell therapy medicines and tissue-engineered medicines. The role of the CAT is to prepare a draft opinion on an application for marketing authorization for a gene therapy medicinal candidate that is submitted to the EMA. In the EU, the development and evaluation of a gene therapy product must be considered in the context of the relevant EU guidelines. The EMA may issue new guidelines concerning the development and marketing authorization for gene therapy products and require that we comply with these new guidelines. As a result, the procedures and standards applied to gene therapy products and cell therapy products may be applied to any gene therapy product candidate we may develop, but that remains uncertain at this point.

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

A sponsor may also seek a Regenerative Medicine Advanced Therapy, or RMAT, designation for its product candidates. In 2017, the FDA established the RMAT designation as part of its implementation of the 21st Century Cures Act. A biological product is eligible for RMAT designation if it qualifies as an RMAT, which is defined as a cell therapy, therapeutic tissue engineering product, human cell and tissue product, or any combination product using such therapies or products, with limited exceptions, and is intended to treat, modify, reverse, or cure a serious or life-threatening disease or condition and for which preliminary clinical evidence indicates that the biological product has the potential to address unmet medical needs for such a disease or condition. In a February 2019 final guidance, the FDA also stated that certain gene therapies that lead to a sustained effect on cells or tissues may meet the definition of a regenerative medicine therapy. RMAT designation provides potential benefits that include more frequent meetings with FDA to discuss the development plan for the product candidate, and eligibility for rolling review and priority review. Products granted RMAT designation may also be eligible for accelerated approval on the basis of a surrogate or intermediate endpoint reasonably likely to predict long-term clinical benefit, or reliance upon data obtained from a meaningful number of sites, including through expansion to additional sites. RMAT-designated products that receive accelerated approval may, as appropriate, fulfill their post-approval requirements through the submission of clinical evidence, clinical trials, patient registries, or other sources of real world evidence (such as electronic health records); through the collection of larger confirmatory data sets; or via post-approval monitoring of all patients treated with such therapy prior to approval of the therapy.

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

Products with an orphan designation in the EU may be considered for a Great Britain orphan marketing authorization. However, where centrally authorized Marketing Authorizations, or MAs, have an existing EU orphan designation, these have been converted into Great Britain MAs and shall continue in effect with the remaining period of orphan market exclusivity. Since the end of the Brexit transition period, there has been no route to obtain pre-MA orphan designation in Great Britain, however, as a result of the implementation of the Protocol on Ireland and Northern Ireland, EU orphan drug designation and time periods of market exclusivity still remain valid for marketing products in Northern Ireland. Instead, the MHRA now reviews applications for Great Britain orphan designation in parallel with the corresponding MA application. Market exclusivity periods between those approved by the MHRA may vary to products which already have an EU orphan designation.

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

Even if we and / or our collaboration partners, as applicable, obtain FDA, MHRA or EMA approval for AAV-GAD, AAV-RPGR, AAV-CNGB3, AAV-CNGA3, AAV-RPE65 or AAV-AQP1 in the United States, UK or EU, we may never obtain approval for or commercialize them in any other jurisdiction, which would limit our ability to realize their full market potential.

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

Recent legal developments in Europe have created complexity and uncertainty regarding transfers of personal data from the European Economic Area, or EEA, and the UK to the U.S. Most recently, on July 16, 2020, the CJEU invalidated the EU-US Privacy Shield Framework, or Privacy Shield, under which personal data could be transferred from the EEA to US entities who had self-certified under the Privacy Shield scheme. While the CJEU upheld the adequacy of the standard contractual clauses (a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism, and potential alternative to the Privacy Shield), it made clear that reliance on them alone may not necessarily be sufficient in all circumstances. Use of the standard contractual clauses must now be assessed on a case-by-case basis taking into account the legal regime applicable in the destination country, in particular applicable surveillance laws and rights of individuals and additional measures and/or contractual provisions may need to be put in place, however, the nature of these additional measures is currently uncertain. The CJEU went on to state that if a competent supervisory authority believes that the standard contractual clauses cannot be complied with in the destination country and the required level of protection cannot be secured by other means, such supervisory authority is under an obligation to suspend or prohibit that transfer.

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

If any of our products are approved for commercialization, we have entered into, and intend to enter into, agreements with third parties to market them in certain jurisdictions outside the United States, the UK and the EU, such as under our Collaboration Agreement with Janssen. We expect that we and our third-party collaborators will be subject to additional risks related to international pharmaceutical operations, including:

●	different regulatory requirements for drug and biologic approvals and rules governing drug and biologic commercialization in foreign countries;
●	tighter restrictions on privacy and the collection and use of patient data;
●	reduced or loss of protection for intellectual property rights;
●	foreign reimbursement, pricing and insurance regimes;
●	unexpected changes in tariffs, trade barriers and regulatory requirements;
●	economic weakness, including inflation, or political instability in particular foreign economies and markets;
●	foreign currency fluctuations, which could result in increased operating expenses and reduced revenues, and other obligations incident to doing business in another country;
●	business interruptions resulting from geopolitical actions, including war and terrorism, or widespread health emergencies, such as the COVID-19 pandemic, or natural disasters including earthquakes, typhoons, floods and fires, or from economic or political instability;
●	greater difficulty with enforcing our contracts;
●	potential noncompliance with the FCPA, the Bribery Act and similar anti-bribery and anticorruption laws in other jurisdictions;
●	production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and
●	workforce uncertainty in countries where labor unrest is more common than in the United States and compliance with tax, employment, immigration and labor laws for employees living or traveling abroad.

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

As of March 31, 2021, we had 233 full-time employees. We expect to continue to significantly expand our organization, including hiring and training significant numbers of employees and managerial personnel to staff our expanding manufacturing and supply chain operations in our new facilities in Ireland. We may have difficulty identifying, hiring and integrating new personnel. Future growth would impose significant additional responsibilities on our management, including the need to identify, recruit, maintain, motivate and integrate additional employees, consultants and contractors. Also, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If our management is unable to effectively manage our expected growth, our expenses may increase more than expected, our potential ability to generate revenue could be reduced and we may not be able to implement our business strategy. Many of the biotechnology companies that we compete against for qualified personnel and consultants have greater financial and other resources, different risk profiles and a longer history in the industry than we do. If we are unable to continue to attract and retain high-quality personnel and consultants, the rate and success at which we can discover and develop product candidates and operate our business will be limited.

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

Following a national referendum and enactment of legislation by the government of the UK, the UK formally withdrew from the EU on January 31, 2020, commonly referred to as “Brexit” and, following the expiry of the Brexit transitional period on December 31, 2020, the UK now operates under a distinct regulatory regime and certain EU laws now only apply to the UK in respect of Northern Ireland (as laid out in the Protocol on Ireland and Northern Ireland, including but not limited to MAs). The MHRA is now the UK’s standalone regulator. Although the UK and EU have now reached an agreement on its future trading relationship pursuant to the EU-UK Trade and Cooperation Agreement, or TCA, which has been provisionally applicable from January 1, 2021, the agreement does not cover all regulatory areas regarding supply of medicinal product, which will likely be subject to future bilateral discussions going forward and could further change the relationship between the UK and the EU in this regard.

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

For MAs, an applicant for a centralized procedure MA must be established in the EU. After Brexit, companies established in the UK cannot use the centralized procedure and instead must follow one of the UK national authorization procedures or one of the remaining post-Brexit international cooperation procedures (such as the Access Consortium) to obtain an MA to market products in the UK. The MHRA may rely on a decision taken by the European Commission on the approval of a new (centralized procedure) MA when determining an application for a Great Britain MA; or use the MHRA’s decentralized or mutual recognition procedures which enable MAs approved in EU member states (or Iceland, Liechtenstein, Norway) to be granted in Great Britain. Additionally, the ‘Unfettered Access Procedure’ enables a marketing authorization holder in Northern Ireland to seek recognition in Great Britain.

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

As of March 31, 2021, our executive officers, directors and shareholders who owned more than 5% of our outstanding ordinary shares and their respective affiliates, in the aggregate, hold ordinary shares representing approximately 42.0% of our outstanding ordinary shares.

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

Under Cayman Islands law, we may only make distributions by way of dividend out of profits, or out of our share premium account (provided that immediately following the date that the dividend is proposed to be paid we are able to pay our debts as they fall due in the ordinary course of business). We have never declared or paid any cash dividends on our ordinary shares. We currently anticipate that we will retain future earnings for the development, operation and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future. As a result, capital appreciation, if any, of our ordinary shares would be your sole source of gain on an investment in our ordinary shares for the foreseeable future. See the “Dividend Policy” section of our Form 10-K for the year ended December 31, 2020 for additional information.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On January 4, 2021, the Company and Visiogene LLC (“Visiogene”) entered into a License and Investment Agreement for an exclusive, worldwide license to certain of Visiogene’s intellectual property relating to ocular gene therapy. Concurrently, the Company and Visiogene entered into a Preferred Unit Purchase Agreement pursuant to which the Company purchased 3,000,000 Visiogene preferred units. In connection with the two Visiogene agreements, the Company paid $5.0 million in cash and issued to Visiogene 75,000 ordinary shares of the Company with a fair market value of $1.2 million based on the closing price of the Company’s ordinary shares on the date of closing. The ordinary shares have not been registered under the Securities Act of 1933, as amended (the “Securities Act”) or any state securities laws and were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder.

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

MeiraGTx Holdings plc (Registrant)

Date: May 11, 2021	By:	/s/ Alexandria Forbes
Alexandria Forbes
Chief Executive Officer
(principal executive officer and authorized signatory)

Date: May 11, 2021	By:	/s/ Richard Giroux
Richard Giroux
Chief Financial Officer and Chief Operating Officer
(principal financial officer and principal accounting officer)