Form 10-Q
period 2021-06-30
MeiraGTx Holdings plc
filed 2021-08-11
CIK 1735438

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of July 31, 2021, the registrant had 44,314,885 ordinary shares, $0.00003881 par value per share, outstanding.

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

Risk Factor Summary

We are providing the following summary of the principal risk factors contained in this Form 10-Q to enhance the readability and accessibility of our risk factor disclosures. We encourage you to carefully review in their entirety the full risk factors set forth in the section of this Form 10-Q captioned “Item 1A. Risk Factors” for additional information regarding the material factors that make an investment in our ordinary shares speculative or risky. These risks and uncertainties include, among others, the following:

●	We have incurred significant losses since inception and anticipate that we will incur continued losses for the foreseeable future, and may never achieve or maintain profitability.
●	We will require additional capital to fund our operations, which may not be available on acceptable terms, if at all.
●	We are heavily dependent on the success of our Most Advanced Product Candidates (as defined in “Item 1A. Risk Factors”), which are still in development, and if none of them receive regulatory approval or are successfully commercialized, our business may be harmed.
●	The outbreak of the novel coronavirus disease, COVID-19, or other pandemic, epidemic or outbreak of an infectious disease may materially and adversely impact our business, including our preclinical studies, clinical trials, manufacturing capabilities and regulatory approvals.
●	We intend to identify and develop product candidates based on our novel gene therapy platform, which makes it difficult to predict the time and cost of product candidate development. Very few gene therapies have been approved in the United States or in Europe.
●	Because gene therapy is novel and the regulatory landscape that governs any product candidates we may develop is uncertain and may change, we cannot predict the time and cost of obtaining regulatory approval, if we receive it at all, for any product candidates we may develop.
●	Clinical trials are expensive, time-consuming, difficult to design and implement, and involve an uncertain outcome. Further, we may encounter substantial delays in our clinical trials.
●	The affected populations for our product candidates may be smaller than we or third parties currently project, which may affect the addressable markets for our product candidates.
●	We and our contract manufacturers for plasmid are subject to significant regulation with respect to manufacturing our products. Our manufacturing facilities and the third-party manufacturing facilities which we rely on may not continue to meet regulatory requirements and have limited capacity.
●	Enacted and future healthcare legislation may increase the difficulty and cost for us to obtain marketing approval of and commercialize our product candidates and may affect the prices we may set.
●	We are subject to government regulation and other legal obligations relating to privacy and data protection. Compliance with these requirements is complex and costly. Failure to comply could materially harm our business.
●	We face significant competition in an environment of rapid technological change, and there is a possibility that our competitors may achieve regulatory approval before us or develop therapies that are safer or more advanced or effective than ours, which may harm our financial condition and our ability to successfully market or commercialize any product candidates we may develop.

●	We depend on proprietary technology licensed from others. If we lose our existing licenses or are unable to acquire or license additional proprietary rights from third parties, we may not be able to continue developing our product candidates.
●	If we are unable to obtain and maintain patent protection for our technology and product candidates or if the scope of the patent protection obtained is not sufficiently broad, we may not be able to compete effectively in our markets.
●	We will need to expand our organization, and we may experience difficulties in managing this growth, which could disrupt our operations.
●	Our future success depends on our ability to retain our key personnel and to attract, retain and motivate qualified personnel.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except share and per share amounts)

	June 30,	December 31,
	2021	2020

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$172,556	$209,520
Accounts receivable - related party	17,966	38,479
Prepaid expenses	6,506	7,082
Tax incentive receivable	7,428	12,930
Other current assets	2,588	4,565
Total Current Assets	207,044	272,576

Property and equipment, net	54,679	44,042
Intangible assets, net	1,994	2,119
In-process research and development	823	852
Security deposits	1,201	812
Other assets	206	214
Equity method and other investments	6,665	—
Right-of-use assets	54,156	43,082
TOTAL ASSETS	$326,768	$363,697

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$11,644	$7,134
Accrued expenses	17,559	20,861
Lease obligations, current	3,173	2,583
Deferred revenue - related party, current	24,877	23,545
Other current liabilities	—	24
Total Current Liabilities	57,253	54,147

Deferred revenue - related party	39,333	49,297
Lease obligations	22,357	19,666
Asset retirement obligations	1,897	1,814
Deferred income tax liability	206	214
TOTAL LIABILITIES	121,046	125,138

COMMITMENTS (Note 10)

SHAREHOLDERS' EQUITY:
Ordinary Shares, $0.00003881 par value, 1,288,327,750 authorized, 44,309,453 and 44,189,150 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	2	2
Capital in excess of par value	516,027	504,482
Accumulated other comprehensive loss	(5,575)	(4,897)
Accumulated deficit	(304,732)	(261,028)
Total Shareholders' Equity	205,722	238,559
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$326,768	$363,697

See Notes to Condensed Consolidated Financial Statements

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

(in thousands, except share and per share amounts)

	For the Three-Month Periods Ended June 30,		For the Six-Month Periods Ended June 30,
	2021	2020	2021	2020

License revenue - related party	$5,116	$2,474	$9,711	$6,683

Operating expenses:
General and administrative	10,409	11,497	20,327	23,303
Research and development	15,190	16,202	31,900	24,285
Total operating expenses	25,599	27,699	52,227	47,588
Loss from operations	(20,483)	(25,225)	(42,516)	(40,905)
Other non-operating income (expense):
Foreign currency gain (loss)	381	(352)	(1,234)	(1,109)
Interest income	67	193	156	983
Interest expense	(51)	(34)	(110)	(68)
Net loss	(20,086)	(25,418)	(43,704)	(41,099)
Other comprehensive (loss) income:
Foreign currency translation (loss) gain	(407)	518	(678)	4,464
Total comprehensive loss	$(20,493)	$(24,900)	$(44,382)	$(36,635)
Net loss	$(20,086)	$(25,418)	$(43,704)	$(41,099)
Basic and diluted net loss per ordinary share	$(0.46)	$(0.69)	$(0.99)	$(1.12)
Weighted-average number of ordinary shares outstanding	44,137,773	36,969,682	44,056,535	36,797,316

See Notes to Condensed Consolidated Financial Statements

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

FOR THE PERIOD ENDED JUNE 30, 2021

(unaudited)

(in thousands, except share amounts)

				Accumulated Other		Total
	Ordinary		Capital in Excess	Comprehensive	Accumulated	Shareholders'
	Shares	Amount	of Par Value	Loss	Deficit	Equity

Balance at December 31, 2020	44,189,150	$2	$504,482	$(4,897)	$(261,028)	$238,559
Exercise of share options	17,923	—	141	—	—	141
Share-based compensation	—	—	4,817	—	—	4,817
Issuance of shares in connection with equity method and other investments	75,000	—	1,165	—	—	1,165
Other comprehensive loss	—	—	—	(271)	—	(271)
Net loss for the three-month period ended March 31, 2021	—	—	—	—	(23,618)	(23,618)
Balance at March 31, 2021	44,282,073	2	510,605	(5,168)	(284,646)	220,793
Exercise of share options	27,380	—	219	—	—	219
Share-based compensation	—	—	5,203	—	—	5,203
Other comprehensive loss	—	—	—	(407)	—	(407)
Net loss for the three-month period ended June 30, 2021	—	—	—	—	(20,086)	(20,086)
Balance at June 30, 2021	44,309,453	$2	$516,027	$(5,575)	$(304,732)	$205,722

See Notes to Condensed Consolidated Financial Statements

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

FOR THE PERIOD ENDED JUNE 30, 2020

(unaudited)

(in thousands, except share amounts)

				Accumulated Other		Total
	Ordinary		Capital in Excess	Comprehensive	Accumulated	Shareholders'
	Shares	Amount	of Par Value	(Loss) Income	Deficit	Equity

Balance at December 31, 2019	36,791,906	$1	$395,631	$(1,794)	$(203,036)	$190,802
Exercise of share options	26,010	—	175	—	—	175
Share-based compensation	—	—	5,683	—	—	5,683
Other comprehensive loss	—	—	—	3,946	—	3,946
Net loss for the three-month period ended March 31, 2020	—	—	—	—	(15,681)	(15,681)
Balance at March 31, 2020	36,817,916	1	401,489	2,152	(218,717)	184,925
Share-based compensation	—	—	5,056	—	—	5,056
Issuance of shares in connection with asset acquisitions	544,500	—	7,685	—	—	7,685
Other comprehensive loss	—	—	—	518	—	518
Net loss for the three-month period ended June 30, 2020	—	—	—	—	(25,418)	(25,418)
Balance at June 30, 2020	37,362,416	$1	$414,230	$2,670	$(244,135)	$172,766

See Notes to Condensed Consolidated Financial Statements

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	For the Six-Month Periods Ended June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(43,704)	$(41,099)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	10,020	10,739
Foreign currency loss	1,234	1,109
Depreciation and amortization	3,774	1,756
Net change in right-of-use assets and liabilities	95	143
Loss on disposal of equipment, furniture and fixtures	—	106
Gain on termination of lease liability	—	(144)
Amortization of interest on asset retirement obligations	74	66
Issuance of shares in connection with asset acquisition	—	7,685
(Increase) decrease in operating assets:
Accounts receivable - related party	20,666	(1,137)
Prepaid expenses	620	(3,064)
Tax incentive receivable	5,667	4,628
Other current assets	2,163	(10)
Security deposits	(374)	191
Other assets	(147)	—
Increase (decrease) in operating liabilities:
Accounts payable	2,519	(704)
Accrued expenses	(5,048)	1,154
Other current liabilities	(23)	—
Deferred revenue - related party	(9,711)	(6,683)
Net cash used in operating activities	(12,175)	(25,264)

Cash flows from investing activities:
Purchase of property and equipment	(10,077)	(6,952)
Payment for right-of-use asset	(8,866)	—
Equity method and other investments	(5,500)	—
Net cash used in investing activities	(24,443)	(6,952)

Cash flows from financing activities:
Payments on lease obligations - financing leases	(1)	(16)
Exercise of share options	360	175
Net cash provided by financing activities	359	159

Net decrease in cash and cash equivalents	(36,259)	(32,057)
Effect of exchange rate changes on cash	(705)	(489)
Cash and cash equivalents at beginning of period	209,520	227,357
Cash and cash equivalents at end of period	$172,556	$194,811

Supplemental disclosure of non-cash transactions:
Issuance of shares in connection with equity method and other investments	$1,165	$—
Fixed asset acquisition included in accounts payable and accrued expenses at end of period	$3,184	$161
Right-of-use assets obtained in exchange for lease liabilities	$4,123	$—
Issuance of shares in connection with asset acquisition	$—	$7,685
Supplemental disclosure of cash flow information:
Cash paid for interest	$35	$—

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

Interim Financial Statements

The accompanying condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, the condensed consolidated financial statements include all adjustments (consisting of normal recurring accruals) necessary in order to make the condensed consolidated financial statements not misleading. Operating results for the six-month period ended June 30, 2021 are not necessarily indicative of the final results that may be expected for the year ending December 31, 2021. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (the “Form 10-K”).

Liquidity

The Company has not yet achieved profitable operations. There is no assurance that profitable operations, if ever achieved, could be sustained on a continuing basis. In addition, development activities, clinical and preclinical testing, and commercialization of the Company’s product candidates will require significant additional financing. The Company’s accumulated deficit at June 30, 2021 totaled $304.7 million, and management expects to incur substantial losses in future periods. The success of the Company is subject to certain risks and uncertainties, including, among others: uncertainty of product development; competition in the Company’s field of use; uncertainty of capital availability; uncertainty in the Company’s ability to enter into agreements with collaborative partners; expanding and protecting the Company’s intellectual property portfolio, dependence on third parties, dependence on key personnel and the COVID-19 pandemic and mitigation measures. For the six-months ended June 30, 2021, the Company used $12.2 million in cash flows from operations and there are no assurances that the Company will generate positive cash flows in the future. Additionally, there are no assurances that the Company will be successful in obtaining an adequate level of financing for the development and commercialization of its product candidates.

As of June 30, 2021, the Company had cash and cash equivalents in the amount of $172.6 million, which consisted of depository accounts. On January 30, 2019, the Company entered into a collaboration, option and license agreement with Janssen Pharmaceuticals, Inc. (“Janssen”), one of the Janssen Pharmaceuticals Companies of Johnson & Johnson (the “Collaboration Agreement”), for the research, development and commercialization of gene therapies for the treatment of inherited retinal diseases (“IRD”). Under the terms of the Collaboration Agreement, the Company receives funding for certain research, manufacturing, clinical development and commercialization costs, potential additional milestone payments upon the achievement of such milestones and royalties on future net sales of products. The Company estimates that its cash and cash equivalents on-hand at June 30, 2021 will be sufficient to cover its expenses for at least the next twelve months from the date of issuance of these condensed consolidated financial statements.

Risks and Uncertainties

The Company operates in an industry that is subject to intense competition, government regulation and rapid technological change. The Company’s operations are subject to significant risk and uncertainties including financial, operational, technological, regulatory and other risks, including the potential risk of business failure.

There are also many uncertainties regarding the pandemic caused by the novel coronavirus, or COVID-19, and the Company continues to closely monitor the impact of the pandemic on all aspects of its business, including how the pandemic will impact its financial condition, liquidity, operations, clinical studies, employees, vendors, and industry. While the pandemic did not materially affect the Company's financial results and business operations during the six-month period ended June 30, 2021, the Company is unable to predict the impact that COVID-19 will have on its financial position and operating results in future periods due to numerous uncertainties. The Company will continue to assess the evolving impact of the COVID-19 pandemic and will make adjustments to its operations as necessary.

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

The change in asset retirement obligations is as follows (in thousands):

	For the Six-Month Periods Ended June 30,
	2021	2020
Balance at beginning of period	$1,814	$1,655
Amortization of interest	74	66
Effects of exchange rate	9	(39)
Balance at end of period	$1,897	$1,682

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

The following securities are considered to be ordinary share equivalents, but were not included in the computation of diluted net loss per ordinary share because to do so would have been anti-dilutive:

	June 30,	June 30,
	2021	2020
Share options	6,237,926	4,976,621
Restricted share units	1,175,000	545,000
Restricted ordinary shares subject to forfeiture	145,000	—
	7,557,926	5,521,621

Segment Information

Management has concluded it has a single reporting segment for purposes of reporting financial condition and results of operations.

The Company’s license revenue, research funding and deferred revenue from its Collaboration Agreement are generated in the United Kingdom.

The following table summarizes non-current assets by geographical area (in thousands):

	June 30,	December 31,
	2021	2020
United States	$23,923	$17,536
United Kingdom	45,732	44,487
Ireland	45,303	27,413
Netherlands	4,760	1,685
Belgium	6	—
	$119,724	$91,121

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

3.       Equity Method and Other Investments

The Company’s investments consist of the following (in thousands):

		June 30, 2021
Investee	Investment Type	Ownership Percentage	Carrying Value	Cost Basis
Visiogene LLC	Equity Method Investment	25%	$5,165	$5,165
Other	Equity Investment	3%	1,500	1,500
Total equity method and other investments			$6,665	$6,665

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

4.       Accrued Expenses

Accrued expenses for the periods presented are comprised of the following (in thousands):

	June 30,	December 31,
	2021	2020
Clinical trial costs	$9,869	$10,261
Manufacturing costs	1,988	1,886
Fixed assets	1,537	949
Research and development	1,432	893
Compensation and benefits	1,270	3,791
Consulting	767	1,047
Professional fees	562	1,219
Other	134	815
	$17,559	$20,861

5.       Share-Based Compensation

Equity Incentive Plans

The Company’s 2018 Incentive Award Plan and 2016 Equity Incentive Plan (collectively, the “Plans”) were adopted by the Company’s board of directors and shareholders. Under the Plans, the Company has granted share options and restricted share units (“RSUs”) to selected officers, employees, non-employee members of the board of directors and non-employee consultants. The Company’s board of directors or a committee thereof administers the Plans. Upon the adoption of the 2018 Incentive Award Plan, the Company ceased issuing awards under the 2016 Equity Incentive Plan.

Options

A summary of the Company’s share option activity related to employees, non-employee members of the board of directors and non-employee consultants as of and for the year ended December 31, 2020 and the six-month period ended June 30, 2021 is as follows (in thousands, except share and per share amounts):

			Weighted-
		Weighted-	Average
		Average	Remaining
	Number of	Exercise	Contractual
	Options	Price	Life (years)
Outstanding at December 31, 2020	4,824,771	$11.85	7.67	years
Granted	1,623,700	$15.80
Exercised	(45,303)	$7.94
Expired	(75,912)	$8.18
Forfeited	(89,330)	$15.46
Outstanding at June 30, 2021	6,237,926	$13.00	7.85	years
Options exercisable at June 30, 2021	3,031,577	$10.56	6.86	years
Aggregate intrinsic value of options outstanding as of June 30, 2021	$22,702
Aggregate intrinsic value of options exercisable as of June 30, 2021	$17,802

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

The total share-based compensation expense recorded in connection with the options was $3.9 million and $3.1 million, of which $1.5 million and $1.7 million was recorded as general and administrative expense and $2.4 million and $1.4 million was recorded as research and development expense during the three-month periods ended June 30, 2021 and 2020, respectively.

The total share-based compensation expense recorded in connection with the options was $7.6 million and $6.5 million, of which $3.2 million and $3.7 million was recorded as general and administrative expense and $4.4 million and $2.8 million was recorded as research and development expense during the six-month periods ended June 30, 2021 and 2020, respectively.

The total fair value of options vested during the three-month periods ended June 30, 2021 and 2020 was $4.3 million and $3.8 million, respectively.

The total fair value of options vested during the six-month periods ended June 30, 2021 and 2020 was $9.7 million and $5.5 million, respectively.

The weighted-average grant date fair value of options granted during the six-month periods ended June 30, 2021 and 2020 was $11.64 and $13.85 per share, respectively.

The grant date fair values of the share options granted were estimated using the Black-Scholes option valuation model with the following ranges of assumptions:

	2021	2020
Risk-free interest rate	0.62 - 1.12%	0.32 - 2.56%
Expected volatility	90%	90%
Expected dividend yield	0%	0%
Expected life (in years)	5.5 - 6.1	5.5 - 6.1

As of June 30, 2021, the total compensation expense relating to unvested options granted that had not yet been recognized was $33.7 million, which is expected to be realized over a period of 4.0 years. The Company will issue shares upon exercise of options from ordinary shares reserved under the Plans.

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

On June 10, 2021, the Company granted 125,000 RSUs to the non-employee members of the board of directors as part of their annual equity award grant. The RSUs were valued at $14.88 per share. The related share-based compensation expense, which is recognized ratably over the requisite service period, is included in general and administrative expenses in the condensed consolidated statements of operations and comprehensive loss.

The RSUs vest in a single installment on the earliest to occur of the first anniversary of the grant date or the day immediately prior to the date of the next annual meeting of the Company’s shareholders occurring after the date of grant. The RSUs will be paid on or within 30 days after the date a director ceases to serve on the board.

Total share-based compensation expense recorded in connection with the RSUs was $1.3 million and $0.7 million, of which $1.1 million and $0.6 million was recorded as general and administrative expense and $0.2 million and $0.1 million was recorded as research and development expense during the three-month periods ended June 30, 2021 and 2020, respectively.

Total share-based compensation expense recorded in connection with the RSUs was $2.4 million and $1.3 million, of which $2.0 million and $1.2 million was recorded as general and administrative expense and $0.4 million and $0.1 million was recorded as research and development expense during the six-month periods ended June 30, 2021 and 2020, respectively.

As of June 30, 2021, the total compensation expense relating to unvested RSUs granted that had not yet been recognized was $15.8 million, which is expected to be realized over a period of 3.5 years.

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

Total compensation expense in connection with the issuance of those restricted ordinary shares, in the amount of $3.0 million, of which $1.3 million was share-based and $1.7 million was paid in cash, was recorded as general and administrative expense during the three-month period ended June 30, 2020.

Total compensation expense in connection with issuance of those restricted ordinary shares, in the amount of $6.5 million, of which $2.9 million was share-based and $3.6 million was paid in cash, was recorded as general and administrative expense during the six-month period ended June 30, 2020.

These restricted ordinary shares were fully vested as of June 2020.

During the three-month and six-month periods ended June 30, 2021 and 2020 the Company recognized total share-based compensation expense in the accompanying condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three-month periods ended June 30,
	2021	2020
Research and development	$2,559	$1,464
General and administrative	2,644	3,592
Total share-based compensation	$5,203	$5,056

	Six-month periods ended June 30,
	2021	2020
Research and development	$4,837	$2,882
General and administrative	5,183	7,857
Total share-based compensation	$10,020	$10,739

The Company does not expect to realize any tax benefits from its share option activity or the recognition of share-based compensation expense because the Company currently has net operating losses and has a full valuation allowance against its deferred tax assets. Accordingly, no amounts related to excess tax benefits have been reported in cash flows from operations or cash flows from financing activities for the six-month periods ended June 30, 2021 and 2020.

6.       Ordinary Shares

As discussed in Note 3, on January 4, 2021, the Company issued 75,000 ordinary shares in connection with the Visiogene transaction in the amount of $1.2 million.

7.       Income Taxes

The Company did not record a provision for income taxes for the three-month and six-month periods ended June 30, 2021 and 2020, as the Company has generated losses for all periods.

The Company periodically evaluates the realizability of its deferred tax assets based on all available evidence, both positive and negative. The realization of deferred tax assets is dependent on the Company’s ability to generate sufficient future taxable income during periods prior to the expiration of tax attributes to fully utilize these assets. The Company weighed both positive and negative evidence and determined that there is a continued need for a full valuation allowance on its deferred tax assets (after consideration of the reversal of the deferred tax liabilities for the ROU assets and fixed assets) in the United States, United Kingdom, Ireland and Netherlands as of June 30, 2021. Should the Company determine that it would be able to realize its remaining deferred tax assets in the foreseeable future, an adjustment to its remaining deferred tax assets would cause a material increase to income in the period such determination is made.

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

During the three-month periods ended June 30, 2021 and 2020, the Company recognized $5.1 million and $2.5 million, respectively, of the deferred revenue – related party as license revenue.

During the six-month periods ended June 30, 2021 and 2020, the Company recognized $9.7 million and $6.7 million, respectively, of the deferred revenue – related party as license revenue.

The Company also recognized $18.1 million and $10.6 million during the three-month periods ended June 30, 2021 and 2020, respectively, related to the reimbursement of research and development expenses, which were recorded as an offset to research and development expenses.

The Company also recognized $30.2 million and $24.6 million during the six-month periods ended June 30, 2021 and 2020, respectively, related to the reimbursement of research and development expenses, which were recorded as an offset to research and development expenses.

As of June 30, 2021, the Company expects to recognize the remaining $64.2 million in deferred revenue associated with the non-refundable upfront fee over the estimated research and development period using the cost-to-cost input method over an estimated period of approximately 4.0 years.

A summary of the deferred revenue recognition is as follows (in thousands):

Deferred revenue at December 31, 2019	$86,214
Deferred revenue recognized as license revenue during the year ended December 31, 2020	(15,563)
Effects of exchange rate	2,191
Deferred revenue at December 31, 2020	72,842
Deferred revenue recognized as license revenue during the six-month period ended June 30, 2021	(9,711)
Effects of exchange rate	1,079
Deferred revenue at June 30, 2021	$64,210

Research Agreements

The Company is a party to several master services agreements with UCL Consultants Limited, an entity affiliated with University College of London (“UCL”), which is a shareholder of the Company. Pursuant to task orders to the master services agreements, UCL Consultants Limited provides clinical and pre-clinical research and development under the direction of the Company.

Total research and development expenses under these agreements for the three-month periods ended June 30, 2021 and 2020 were approximately $0.4 million and $0.5 million, respectively.

Total research and development expenses under these agreements for the six-month periods ended June 30, 2021 and 2020 were approximately $0.4 million and $0.5 million, respectively.

Future obligations under the agreements as of June 30, 2021 amounted to $0.4 million.

The amount due to UCL under the master services agreements at June 30, 2021 and December 31, 2020 is $0.1 million and $0.3 million, respectively, and is included in accounts payable and accrued expenses on the condensed consolidated balance sheets.

License Agreement

Effective February 4, 2015, the Company entered into an exclusive worldwide license agreement with UCL Business, PLC (“UCL Business”) to develop up to eight programs using certain ocular gene therapy technology. Under the terms of the agreement, the Company had agreed to pay UCL Business certain sales milestone payments, if achieved, in the aggregate amount of £39.8 million, or approximately $55.1 million using the exchange rate at June 30, 2021, and royalties on net sales, as defined upon commercialization. Additionally, the Company is responsible for all patent prosecution and maintenance costs incurred and has also agreed to pay UCL Business an annual maintenance fee of £0.05 million, or approximately $0.07 million, until the first commercial sale of a product.

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

The Company incurred research and development expenses under the agreements in the amount of $0.04 million and $0 during the three-month periods ended June 30, 2021 and 2020, respectively.

The Company incurred research and development expenses under the agreements in the amount of $0.3 million and $0.2 million during the six-month periods ended June 30, 2021 and 2020, respectively.

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

The Company did not incur any rent expense under this operating lease for the three-month periods ended June 30, 2021 and 2020.

The rent expense under this operating lease was $0 and $0.1 million for the six-month periods ended June 30, 2021 and 2020, respectively.

Kadmon Lease

The Company leases office space on a month-to-month basis from Kadmon Corporation, LLC (“Kadmon”).

During the three-month periods ended June 30, 2021 and 2020, the Company incurred and paid rent charges from Kadmon in the amount of $0.2 million and $0.1 million, respectively, which are included in loss from operations.

During the six-month periods ended June 30, 2021 and 2020, the Company incurred and paid rent charges from Kadmon in the amount of $0.3 and $0.3 million, respectively, which are included in loss from operations.

9.       Leases

The Company has commitments under operating leases for laboratory, warehouse and office space, as well as facilities to support clinical trial studies. The Company also has finance leases for manufacturing space and office equipment. The Company’s leases have initial lease terms ranging from 3 years to 191 years. Certain lease agreements contain provisions for future rent increases. Payments due under the lease contracts include fixed payments.

Total rent expense under these leases was $1.3 million and $0.9 million for the three-month periods ended June 30, 2021 and 2020, respectively.

Total rent expense under these leases was $2.4 million and $1.7 million for the six-month periods ended June 30, 2021 and 2020, respectively.

As of June 30, 2021, the Company has short term lease commitments amounting to approximately $0.05 million on a monthly basis for one lease for office space that is on a month-to-month lease.

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

The closing for the first building occurred in August 2020 and the closing for the second building occurred in January 2021.  The total cost of the first and second buildings, including taxes and legal fees, was €11.9 million and €7.5 million, or approximately $13.8 million and $8.9 million, respectively, and have been recorded as right of use assets in the condensed consolidated balance sheets as of June 30, 2021. There is no corresponding lease liability as the Company paid the full cost on the date of the closings.

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

During the six-month period ended June 30, 2021, the Company recognized seven operating leases for locations in connection with the Phase 3 Lumeos clinical trial of AAV-RPGR with initial lease terms between 5 years and 6 years. Certain lease agreements contain provisions for tenant allowances and future rent increases. Payments due under the lease contracts include fixed payments. In conjunction with these operating leases, the Company recognized initial operating lease right-of-use assets in the amount of $2.2 million and corresponding lease liabilities in the amount of $2.3 million which are included in the right-of-use assets and lease obligations in the condensed consolidated balance sheets as of June 30, 2021.

The components of lease cost for the three-month and six-month periods ended June 30, 2021 and 2020 are as follows (in thousands):

	Three-month periods ended June 30,
	2021	2020
Finance lease cost
Amortization of right-of-use assets	$313	$72
Interest on lease liabilities	—	1
Total finance lease cost	313	73
Operating lease cost	1,285	901
Short-term lease cost	243	178
Total lease cost	$1,841	$1,152

	Six-month periods ended June 30,
	2021	2020
Finance lease cost
Amortization of right-of-use assets	$622	$146
Interest on lease liabilities	1	2
Total finance lease cost	623	148
Operating lease cost	2,422	1,742
Short-term lease cost	433	340
Total lease cost	$3,478	$2,230

Amounts reported in the condensed consolidated balance sheets for leases where the Company is the lessee as of June 30, 2021 and December 31, 2020 were as follows (in thousands):

	June 30,		December 31,
	2021		2020
Operating leases
Right-of-use asset	$24,666		$21,486
Capitalized lease obligations	$25,508		$22,221
Finance leases
Right-of-use asset	$29,490		$21,596
Capitalized lease obligations	$22		$28
Weighted-average remaining lease term
Operating leases	7.0	years	7.0	years
Finance leases	177.2	years	175.1	years
Weighted-average discount rate
Operating leases	8.5%		8.6%
Finance leases	8.0%		8.0%

Other information related to leases for the three-month and six-month periods ended June 30, 2021 and 2020 are as follows (in thousands):

	Three-month periods ended June 30,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	$4	$6
Operating cash flows from operating leases	$1,258	$805
Financing cash flows from finance leases	$—	$1

Right-of-use assets obtained in exchange for lease liabilities
Operating leases	$3,003	$—
Finance leases	$—	$—

	Six-month periods ended June 30,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	$8	$13
Operating cash flows from operating leases	$2,444	$1,542
Financing cash flows from finance leases	$1	$2

Right-of-use assets obtained in exchange for lease liabilities
Operating leases	$4,123	$—
Finance leases	$—	$—

Future minimum lease payments under non-cancellable leases as of June 30, 2021 are as follows (in thousands):

	Operating Leases	Finance Leases
2021	$2,554	$9
2022	5,305	14
2023	5,435	—
2024	5,269	—
2025	5,271	—
Thereafter	9,444	—
Total undiscounted lease payments	$33,278	$23
Less: Imputed interest	(7,770)	(1)
Total lease liabilities	$25,508	$22

10.     Commitments

There were no new material commitments entered into during the six-month period ended June 30, 2021.

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

We are an exempted company incorporated under the laws of the Cayman Islands in 2018, and prior to that, we commenced operations as MeiraGTx Limited, a private limited company incorporated under the laws of England and Wales in 2015. Our discussion of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). Since our formation, we have devoted substantially all of our resources to developing our technology platform, establishing our viral vector manufacturing facilities and our plasmid and DNA production facility and developing manufacturing processes, advancing the product candidates in our ophthalmology, salivary gland and neurodegenerative disease programs, building our intellectual property portfolio, organizing and staffing our company, developing our business plan, raising capital, and providing general and administrative support for these operations. To date, we have financed our operations primarily with cash on hand and proceeds from the sales of our Series A ordinary shares, convertible preferred C shares and ordinary shares. Through June 30, 2021, we received gross proceeds of approximately $446.0 million from sales of our ordinary shares, Series A ordinary shares and convertible preferred C shares and $100.0 million from the collaboration, option and license agreement with Janssen Pharmaceuticals, Inc. (“Janssen”), one of the Janssen Pharmaceuticals Companies of Johnson & Johnson (the “Collaboration Agreement”). As of June 30, 2021, we had cash and cash equivalents of $172.6 million, as well as $18.0 million in receivables due from Janssen that we expect to collect in the third quarter of 2021 in connection with the Collaboration Agreement.

We are a clinical stage company and have not generated any product revenues to date. We have six clinical programs and a pipeline of preclinical programs. Since inception, we have incurred significant operating losses. Our net losses for the three-month periods ended June 30, 2021 and 2020 were $20.1 million and $25.4 million, respectively. For the six-month periods ended June 30, 2021 and 2020, our net losses were $43.7 million and $41.1 million, respectively. As of June 30, 2021, we had an accumulated deficit of $304.7 million. We do not expect to generate revenue from sales of any products for several years, if at all. Additionally, pursuant to the Collaboration Agreement, we are eligible to receive research and development funding and potential milestone payments and royalties.

Our total operating expenses for the three-month periods ended June 30, 2021 and 2020 were $25.6 million and $27.7 million, respectively. For the six-month periods ended June 30, 2021 and 2020, our total operating expenses were $52.2 million and $47.6 million, respectively. While we expect our operating expenses to increase substantially in connection with our ongoing development activities related to our product candidates, including the planned advancement of AAV-RPGR into the Phase 3 Lumeos clinical trial for the treatment of patients with XLRP and the initiation of a Phase

3 clinical trial of AAV-RPE65 for the treatment of retinal dystrophy associated with mutations in the RPE65 gene, we believe that certain of these increases will be partially offset by the research funding in connection with the Collaboration Agreement. In addition to these planned Phase 3 trials, we anticipate that our expenses will also increase due to costs associated with our clinical development program targeting achromatopsia due to mutations in the CNGB3 or CNGA3 gene. In addition, we expect to continue incurring increasing costs associated with our clinical activities for AAV-AQP1 for the treatment of radiation-induced xerostomia and xerostomia associated with Sjogren’s syndrome. We expect to file an IND application for AAV-GAD in the third quarter of 2021 following the release of the clinical material manufactured in our London cGMP facility. We also incurred expenses during the six-month period ended June 30, 2021 and expect to continue to incur expenses related to research activities in additional therapeutic areas to expand our pipeline, hiring additional personnel in manufacturing, research, clinical operations, quality and other functional areas, and associated cash and share-based compensation expense, as well as the further development of internal manufacturing capabilities and capacity and other associated costs including the management of our intellectual property portfolio.

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

Based on our cash and cash equivalents at June 30, 2021, we estimate that such funds will be sufficient to enable us to fund our operating expenses and capital expenditure requirements into the second quarter of 2023. We have based these estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. See “Liquidity and Capital Resources.” Because of the numerous risks and uncertainties associated with the development of our product candidates, any future product candidates, our platform and technology and because the extent to which we may enter into collaborations with third parties for development of any of our product candidates is unknown, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidates.

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

Highlights and Recent Developments

Anticipated Upcoming Milestones and Corporate Activities

AAV-RPGR for the Treatment of X-Linked Retinitis Pigmentosa (XLRP):

●	Initiate with development partner Janssen the Phase 3 Lumeos clinical trial evaluating AAV-RPGR in the second half of 2021.

AAV-RPE65 for the Treatment of RPE65-associated Retinal Dystrophy:

●	Initiate a Phase 3 pivotal trial of AAV-RPE65 in the second half of 2021.

AAV-AQP1 for the Treatment of Grade 2/3 Radiation-Induced Xerostomia:

●	Complete enrollment of the Phase 1 AQUAx trial of AAV-AQP1 in the second half of 2021.

AAV-GAD for the Treatment of Parkinson’s Disease:

●	Intend to file an Investigational New Drug (IND) application for AAV-GAD in the third quarter of 2021.

Riboswitch Gene Regulation Platform:

●	Present in-vivo data from our riboswitch gene regulation platform at R&D day demonstrating regulation of multiple therapeutic targets in multiple tissues in the fourth quarter of 2021. Data from our proprietary promoter engineering platforms will also be presented.

AAV-CNGB3 and AAV-CNGA3 for the Treatment of Achromatopsia (ACHM):

●	Advance, with Janssen, development of AAV-CNGB3 and AAV-CNGA3 for the treatment of ACHM associated with mutations in the CNGB3 and CNGA3 genes to late stage clinical trials.

Pre-clinical Programs:

●	Continue to progress several pre-clinical programs towards INDs in 2022.

Recent Corporate Development Highlights

Manufacturing and Supply Chain:

●	We continue to make significant progress optimizing our proprietary AAV manufacturing platform process. With our internal plasmid facility now operational, we have expedited bringing the entire manufacturing process and supply chain in-house to more rapidly and cost-effectively bring innovative and potentially curative treatments to patients.

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

Other non-operating income (expense)

Other non-operating income (expense) includes the following:

Foreign currency loss

Our condensed consolidated financial statements are presented in U.S. dollars, which is our reporting currency. The financial position and results of operations of our subsidiaries MeiraGTx UK II Limited, MeiraGTx Ireland DAC, MeiraGTx Netherlands B.V. and MeiraGTx B.V. are measured using the foreign subsidiaries’ local currency as the functional currency. These entities’ cash accounts holding U.S. dollars and intercompany payables and receivables are remeasured based upon the exchange rate at the date of remeasurement with the resulting gain or loss included in the condensed consolidated statements of operations and comprehensive loss. The Company also has gains and losses on foreign currency exchanges which is also included as part of the foreign currency gains and losses on the condensed consolidated statements of operations and comprehensive loss.

Other comprehensive (loss) income

Other comprehensive (loss) income includes the following:

Foreign currency translation (loss) gain

Expenses of subsidiaries have been translated into U.S. dollars at average exchange rates prevailing during the period. Assets and liabilities have been translated at the rates of exchange on the condensed consolidated balance sheet date. The resulting translation gain and loss adjustments are recorded directly as a separate component of shareholders’ equity and as other comprehensive loss on the condensed consolidated statements of operations and comprehensive loss.

Critical Accounting Policies and Use of Estimates

Management’s discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and judgements that affect the reporting amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our condensed consolidated financial statements. On an ongoing basis, we evaluate our estimates and judgements, including those related to license and collaboration revenue, share-based compensation and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgements about the carrying value of assets and liabilities that are not readily apparent from our sources. Actual results may differ from these estimates under different assumptions.

The Company’s critical accounting policies, significant judgements and estimates are included in the Company’s Form 10-K for the year ended December 31, 2020 and Note 2 to our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q.

Results of Operations

Comparison of Three Months Ended June 30, 2021 and 2020

	2021	2020	Change

	(in thousands)
License revenue - related party	$5,116	$2,474	$2,642
Operating expenses:
General and administrative	$10,409	$11,497	$(1,088)
Research and development	15,190	16,202	(1,012)
Total operating expenses	25,599	27,699	(2,100)
Loss from operations	(20,483)	(25,225)	4,742
Other non-operating income (expense)
Foreign currency gain (loss)	381	(352)	733
Interest income	67	193	(126)
Interest expense	(51)	(34)	(17)
Net loss	(20,086)	(25,418)	5,332
Other comprehensive (loss) income:
Foreign currency translation (loss) gain	(407)	518	(925)
Total comprehensive loss	$(20,493)	$(24,900)	$4,407

License Revenue

License revenue was $5.1 million for the three months ended June 30, 2021, compared to $2.5 million for the three months ended June 30, 2020.  This increase represents increased amortization of the $100.0 million upfront payment received in connection with the Collaboration Agreement.

General and Administrative Expenses

General and administrative expenses were $10.4 million for the three months ended June 30, 2021, compared to $11.5 million for the three months ended June 30, 2020. The decrease of $1.1 million was primarily due to a decrease of $1.2 million in payroll and payroll related costs and $1.0 million in share-based compensation due to certain restricted ordinary shares issued to certain members of senior management in June 2018 becoming fully vested in June 2020, $0.2 million in legal and accounting fees and $0.1 million in other office related costs. These decreases were partially offset by increases of $0.9 million in rent and facilities costs and $0.5 million in insurance costs.

Research and Development Expenses

Research and development expenses for the three months ended June 30, 2021 were $15.2 million, compared to $16.2 million for the three months ended June 30, 2020. The decrease of $1.0 million was primarily due to a decrease of $7.7 million for the non-cash acquisition costs in connection with the acquisition of Emrys Bio Inc. (“Emrys”) during the second quarter of 2020, and an increase of $7.9 million in research funding provided under our Collaboration Agreement with Janssen. These decreases were partially offset by increases of $5.6 million in costs related to our pre-clinical research and clinical trials, $3.6 million of costs related to the manufacture of material for our clinical trials, $2.6 million in payroll and payroll related costs due to the expansion of our clinical trials and manufacturing capabilities, $1.1 million in share-based compensation, $1.1 million in depreciation and $0.6 million in other research and development costs.

Foreign Currency Gain (Loss)

Foreign currency gain was $0.4 million for the three months ended June 30, 2021 compared to a loss of $0.4 million for the three months ended June 30, 2020. The change in the amount of $0.8 million was primarily due to a weakening of the U.S. dollar against the pound sterling and euro during the three months ended June 30, 2021.

Other Comprehensive (Loss) Income – Foreign Currency Translation (Loss) Gain

Foreign currency translation adjustments resulted in a translation loss of $0.4 million for the three months ended June 30, 2021 compared to a translation gain of $0.5 million for the three months ended June 30, 2020. The change in the amount of $0.9 million was primarily due to a weakening of the U.S. dollar against the pound sterling and euro during the three months ended June 30, 2021.

Comparison of Six Months Ended June 30, 2021 and 2020

	2021	2020	Change

	(in thousands)
License revenue - related party	$9,711	$6,683	$3,028
Operating expenses:
General and administrative	20,327	23,303	(2,976)
Research and development	31,900	24,285	7,615
Total operating expenses	52,227	47,588	4,639
Loss from operations	(42,516)	(40,905)	(1,611)
Other non-operating income (expense)
Foreign currency loss	(1,234)	(1,109)	(125)
Interest income	156	983	(827)
Interest expense	(110)	(68)	(42)
Net loss	(43,704)	(41,099)	(2,605)
Other comprehensive (loss) income:
Foreign currency translation (loss) gain	(678)	4,464	(5,142)
Total comprehensive loss	$(44,382)	$(36,635)	$(7,747)

License Revenue

License revenue was $9.7 million for the six months ended June 30, 2021, compared to $6.7 million for the six months ended June 30, 2020.  This increase represents increased amortization of the $100.0 million upfront payment received in connection with the Collaboration Agreement.

General and Administrative Expenses

General and administrative expenses were $20.3 million for the six months ended June 30, 2021, compared to $23.3 million for the six months ended June 30, 2020. The decrease of $3.0 million was primarily due to decreases of $3.5 million in payroll and payroll related costs and $2.7 million in share-based compensation due to certain restricted ordinary shares issued to certain members of senior management in June 2018 becoming fully vested in June 2020.  These decreases were partially offset by increases of $1.5 million in rent and facilities costs, $1.1 million in insurance, $0.1 million in depreciation and $0.5 million in other office related costs.

Research and Development Expenses

Research and development expenses for the six months ended June 30, 2021 were $31.9 million, compared to $24.3 million for the six months ended June 30, 2020. The increase of $7.6 million was primarily due to an increase of $8.7 million in costs related to our pre-clinical research and clinical trials, $5.1 million in payroll and payroll related costs,

$1.9 million in share-based compensation, $1.9 million in license fees, $1.9 million in depreciation and $1.4 million of costs related to the manufacture of material for our clinical trials. These increases were partially offset by a decrease of $7.7 million for the non-cash acquisition costs in connection with the acquisition of Emrys in the second quarter of 2020 and an increase of $5.6 million in research funding provided under our Collaboration Agreement with Janssen.

Foreign Currency Loss

Foreign currency loss was $1.2 million for the six months ended June 30, 2021 compared to a loss of $1.1 million for the six months ended June 30, 2020. The increase in the loss of $0.1 million was primarily due to a weakening of the U.S. dollar against the pound sterling and euro during the six months ended June 30, 2021.

Other Comprehensive (Loss) Income – Foreign Currency Translation (Loss) Gain

Foreign currency translation adjustments resulted in a translation loss of $0.7 million for the six months ended June 30, 2021 compared to a translation gain of $4.5 million for the six months ended June 30, 2020. The change in the amount of $5.1 million was due to a weakening of the U.S. dollar against the pound sterling and euro during the six months ended June 30, 2021.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses. For the six months ended June 30, 2021, we used $12.2 million in cash flows from operations. We did not generate positive cash flows from operations during the quarter and there are no assurances that we will generate positive cash flows in the future.  Additionally, there are no assurances that we will be successful in obtaining an adequate level of financing for the development and commercialization of our product candidates. We expect to incur significant expenses and operating losses for the foreseeable future as we advance the preclinical and clinical development of our product candidates. We expect that our research and development and general and administrative costs will increase in connection with conducting preclinical studies and clinical trials for our product candidates, building out internal capacity to have products manufactured to support preclinical studies and clinical trials, expanding our intellectual property portfolio, and providing general and administrative support for our operations. In addition, on August 4, 2020 we entered into agreements to acquire our second cGMP viral vector manufacturing facility and our first cGMP plasmid and DNA production facility in Shannon, Ireland to expand our manufacturing and supply chain capabilities. We closed on the acquisition of the first building in August 2020 and on the second building in January 2021. As a result of these incurred and expected expenses we will need additional capital to fund our operations, which we may obtain from additional equity or debt financings, collaborations, licensing arrangements, or other sources.

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

Based on our current cash and cash equivalents at June 30, 2021 and the research funding we expect to receive under the Collaboration Agreement, we estimate that we will be able to fund our operating expenses and capital expenditure requirements into the second quarter of 2023.  We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect.

Cash Flows

As of June 30, 2021, we had $172.6 million of cash and cash equivalents.

	For the six-month periods ended June 30,
	2021	2020

	(in thousands)
Net cash used in operating activities	$(12,175)	$(25,264)
Net cash used in investing activities	(24,443)	(6,952)
Net cash provided by financing activities	359	159
Decrease in cash	$(36,259)	$(32,057)

Operating Activities

During the six months ended June 30, 2021, our cash used in operating activities of $12.2 million was primarily due to a net loss of $43.7 million as we incurred expenses associated with research activities on our clinical programs, manufacturing of our clinical trial materials, preclinical research programs and general and administrative expenses. The net loss included non-cash charges of $15.2 million, which consisted primarily of $10.0 million of share-based compensation, $1.2 million of a foreign currency loss and $3.8 million of depreciation and amortization. Additionally, operating assets, consisting of accounts receivable-related party, prepaid expenses, tax incentive receivable, other current assets, security deposits and other assets, decreased by $28.6 million and operating liabilities, consisting of accounts payable, accrued expenses, deferred revenue – related party and other current liabilities, decreased by $12.3 million.

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

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2021 of $24.4 million consisted primarily of $8.8 million in payments for the acquisition of the second building and long-term lease for our manufacturing facility in Ireland, $5.5 million in connection with equity method and other investments and $10.1 million for purchases of property and equipment for our manufacturing, laboratory and process development facilities and buildout costs of our new facilities.

Net cash used in investing activities for the six months ended June 30, 2020 of $7.0 million consisted of purchases of property and equipment for our manufacturing, laboratory and process development facilities and buildout costs of our facilities in London.

Financing Activities

Net cash provided by financing activities was $0.4 million for the six months ended June 30, 2021, which consisted primarily of proceeds from the exercise of share options.

Net cash provided by financing activities was $0.2 million for the six months ended June 30, 2020, which consisted primarily of proceeds from the exercise of share options.

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

We currently operate in the United States, the United Kingdom, the Netherlands, Ireland and Belgium.  Our activities in these countries expose us to currency exchange rate fluctuations, including due to the impact of the COVID-19 pandemic, primarily between the U.S. Dollar and the British pound sterling and euro.  When the U.S. Dollar strengthens against these currencies, the U.S. Dollar value of non-U.S. Dollar based losses increases.  To the extent that our international activities recorded in local currencies increase in the future, our exposure to fluctuations in currency exchange rates will correspondingly increase. As of June 30, 2021, we did not hold any foreign currency forward contracts. With respect to our foreign currency exposures as of June 30, 2021, a 10% unfavorable movement in foreign currency exchange rates would not expose us to a significant increase in net loss.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are not subject to any material legal proceedings.

Item 1A. Risk Factors.

Investing in our ordinary shares involves a high degree of risk. You should consider carefully the risks described below, together with the other information included or incorporated by reference in this Form 10-Q. If any of the following risks occur, our business, financial condition, results of operations and future growth prospects could be materially and adversely affected. In these circumstances, the market price of our ordinary shares could decline. Other events that we do not currently anticipate or that we currently deem immaterial may also affect our business, prospects, financial condition and results of operations, particularly in light of the fast-changing nature of the COVID-19 pandemic, containment measures, vaccine distribution, vaccination rates and the related impacts to economic and operating conditions.

Risks Related to Our Financial Position and Need for Additional Capital

We have incurred significant losses since inception and anticipate that we will incur continued losses for the foreseeable future, and may never achieve or maintain profitability.

We are a clinical stage company with limited operating history. We were formed and began operations in 2015. We have never been profitable and do not expect to be profitable in the foreseeable future. We have incurred net losses since inception, including net losses of approximately $43.7 million and $41.1 million for the six months ended June 30, 2021 and 2020, respectively. As of June 30, 2021, we had an accumulated deficit of approximately $304.7 million. Since our inception, we have devoted substantially all of our resources to developing our technology platform, establishing our viral vector manufacturing facilities and plasmid and DNA production facility, developing manufacturing processes, advancing the product candidates in our ophthalmology, salivary gland and neurodegenerative disease programs, building our intellectual property portfolio, organizing and staffing our company, developing our business plans, raising capital, and providing general and administrative support for these operations. We have not yet demonstrated an ability to successfully complete large-scale, pivotal clinical trials, obtain marketing approval, manufacture product at a commercial scale, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Given the length of time typically needed to develop a new drug from the time it enters Phase 1 clinical trials to when it is approved for treating patients, predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing genetic medicine products.

We expect to continue to incur significant expenses and additional operating losses for the foreseeable future as we seek to advance product candidates through preclinical and clinical development, expand our research, development and manufacturing activities, develop new product candidates, build and expand our intellectual product portfolio, complete clinical trials, seek regulatory approval and, if we receive regulatory approval, commercialize our products. Furthermore, the costs of advancing product candidates into each succeeding clinical phase tend to increase substantially over time, including the planned advancement of AAV-RPGR into the Phase 3 Lumeos clinical trial for the treatment of patients with XLRP and the initiation of a Phase 3 clinical trial of AAV-RPE65 for the treatment of retinal dystrophy associated with mutations in the RPE65 gene, although we believe that certain of these increases will be partially offset by the research funding in connection with the Collaboration Agreement. The total costs to advance any of our product candidates to marketing approval in even a single jurisdiction would be substantial. Because of the numerous risks and uncertainties associated with gene therapy product development, we are unable to accurately predict the timing or amount of increased expenses or whether we will be able to begin generating revenue from the commercialization of products or achieve or maintain profitability. Our expenses have and will continue to increase substantially as a public company and as we continue to add clinical, scientific, operational, financial, manufacturing, compliance and management information systems and personnel, including personnel to support our product development, manufacturing and planned future commercialization efforts.

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

Our operations have consumed significant amounts of cash since inception. As of June 30, 2021, our cash and cash equivalents were $172.6 million. In addition, we expect to receive $18.0 million in receivables which we expect to collect in the third quarter of 2021 from Janssen in connection with the Collaboration Agreement. Based on our cash and cash equivalents at June 30, 2021 and the research funding and milestone payments we expect to receive under the Collaboration Agreement, we estimate that such funds will be sufficient to enable us to fund our operating expenses and capital expenditure requirements into the second quarter of 2023. This estimate is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances could cause us to spend more than expected or consume capital significantly faster than we currently anticipate. Because the length of time and activities associated with successful development of our product candidates is uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:

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

Risks Related to Discovery, Development, Clinical Testing, Manufacturing and Regulatory Approval

The outbreak of the novel coronavirus disease, COVID-19, or other pandemic, epidemic or outbreak of an infectious disease may materially and adversely impact our business, including our preclinical studies, clinical trials, manufacturing capabilities and regulatory approvals.

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

The COVID-19 pandemic continues to impact businesses globally and new and more contagious variations of the virus have emerged. The extent to which the outbreak may further impact our business, preclinical studies, clinical trials and laboratory and manufacturing activities will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the duration of the pandemic, the timing, distribution and effectiveness of vaccines, vaccination rates, travel restrictions and social distancing in the countries where we do business, business closures or business disruptions, and the effectiveness of actions taken in the countries where we do business to contain and treat the disease, respond to the reduction in global economic activity and resume normal economic and operating conditions. If we or any of the third parties with whom we engage experience prolonged shutdowns or other business disruptions, our ability to conduct our business in the manner and on the timelines presently planned could be materially and negatively impacted. The pandemic and public and private responses to the pandemic may continue to affect economic conditions and may lead to an economic downturn and/or a recession, at a global scale, which could materially affect our performance, financial condition, results of operations, and cash flows, as well as our ability to raise additional capital.

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

We have obtained orphan drug designation from the FDA and EMA for AAV-CNGB3 for the treatment of achromatopsia caused by mutations in the CNGB3 gene, for AAV-CNGA3 for the treatment of achromatopsia due to autosomal-recessive CNGA3 gene mutations, for AAV-RPE65 for the treatment of Leber congenital amaurosis, for AAV-RPGR for the treatment of retinitis pigmentosa, for AAV-AIPL1 for the treatment of inherited retinal dystrophy due to defects in AIPL1 gene and for AAV-RDH12 for the treatment of retinol dehydrogenase 12 (RDH12) mutation-associated retinal dystrophy, and we obtained orphan drug designation from the FDA for AAV-AQP1 for the treatment of grade 2 and grade 3 late xerostomia from parotid gland hypofunction caused by radiotherapy. We may seek orphan drug designation for other current and future product candidates. Even with orphan drug designation, we may not be the first to obtain marketing approval for any particular orphan indication due to the uncertainties associated with developing pharmaceutical products, which could prevent us from marketing our product candidates if another company is able to obtain orphan drug exclusivity before we do. In addition, exclusive marketing rights in the United States may be unavailable if we seek approval for an indication broader than the orphan-designated indication or may be lost in the United States if the FDA later determines that the request for designation was materially defective or if we are unable to assure sufficient quantities of the drug to meet the needs of patients with the rare disease or condition following approval.

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

All entities involved in the preparation of therapeutics for clinical trials or commercial sale, including our existing contract manufacturers for components of our product candidates, are subject to extensive regulation. Components of a finished therapeutic product approved for commercial sale or used in late-stage clinical trials must be manufactured in accordance with cGMP. These regulations govern manufacturing processes and procedures (including record keeping) and the implementation and operation of quality systems to control and assure the quality of investigational products and products approved for sale. Poor control of production processes can lead to the introduction of adventitious agents or other contaminants, or to inadvertent changes in the properties or stability of our product candidates that may not be detectable in final product testing. We or our contract manufacturers must supply all necessary documentation in support of a BLA or MAA on a timely basis. Our facilities and quality systems and the facilities and quality systems of some or all of our third-party contractors must pass a pre-approval inspection for compliance with the applicable regulations as a condition of regulatory approval of our product candidates or any of our other potential products. In addition, the regulatory authorities may, at any time, audit or inspect a manufacturing facility involved with the preparation of our product candidates or our other potential products or the associated quality systems for compliance with the regulations applicable to the activities being conducted. If these facilities do not pass a pre-approval plant inspection, FDA, MHRA, EMA or other regulatory approval of the products will not be granted.

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

Given the nature of biologics manufacturing, there is a risk of contamination. Any contamination could adversely affect our ability to produce product candidates on schedule and could, therefore, harm our results of operations and cause reputational damage. Some of the raw materials required in our manufacturing process are derived from biologic sources. Such raw materials are difficult to procure and may be subject to contamination or recall. In addition, our manufacturing process is complex, and the manufacturing batch cycle period can be several weeks long. Each batch cycle may not yield planned quantities or meet the required standards. A material shortage, contamination, recall or restriction on the use of biologically derived substances in the manufacture of our product candidates, failure of manufacturing equipment or systems or other issues with our manufacturing process, could adversely impact or disrupt the commercial manufacturing or the production of clinical material, which could adversely affect our development timelines and our business, financial condition, results of operations and prospects.

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

Serious adverse events or undesirable side effects caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA, MHRA, EMA or other authorities. Results of our clinical trials could reveal a high and unacceptable severity and prevalence of side effects, toxicities or unexpected characteristics, including death. A risk in any gene therapy product based on viral vectors is the risk of insertional mutagenesis.

If unacceptable side effects or deaths arise in the development of our product candidates, we, the FDA, the IRBs at the institutions in which our studies are conducted, DSMB, EMA or CAT could suspend or terminate our clinical trials or the FDA, MHRA, EMA or other regulatory authorities could order us to cease clinical trials or deny approval of our product candidates for any or all targeted indications. Undesirable side effects or deaths in clinical trials with our product candidates may cause the FDA or comparable foreign regulatory authorities to place a clinical hold on the associated clinical trials, to require additional studies, or otherwise to delay or deny approval of our product candidates for any or all targeted indications. Treatment-related side effects could also affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. In addition, these side effects may not be appropriately recognized or managed by the treating medical staff. We expect to have to train medical personnel using our product candidates to understand the side effect profiles for our clinical trials and upon any commercialization of any of our product candidates. Inadequate training in recognizing or managing the potential side effects of our product candidates could result in patient injury or death. Any of these occurrences may harm our business, financial condition and prospects significantly.

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

Even if we and / or our collaboration partners, as applicable, obtain FDA, MHRA or EMA approval for AAV-GAD, AAV-RPGR, AAV-CNGB3, AAV-CNGA3, AAV-RPE65, AAV-AQP1 or our other product candidates in the United States, UK or EU, we may never obtain approval for or commercialize them in any other jurisdiction, which would limit our ability to realize their full market potential.

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

Since its enactment, there have been judicial, Congressional and executive branch challenges to certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Prior to the Supreme Court’s decision, President Biden issued an executive order initiating a special enrollment period from February 15, 2021 through August 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace.  The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare. It is unclear how healthcare reform measures enacted by Congress or implemented by the Biden administration or other challenges to the ACA, if any, will impact the ACA or our business.

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, led to aggregate reductions of Medicare payments to providers of 2% per fiscal year. These reductions went into effect in April 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through December 31, 2021, unless additional action is taken by Congress. In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws or any other similar laws introduced in the future may result in additional reductions in Medicare and other health care funding, which could negatively affect our customers and accordingly, our financial operations.

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

In the U.S., HIPAA imposes privacy, security and breach reporting obligations with respect to individually identifiable health information upon “covered entities” (health plans, health care clearinghouses and certain health care providers), and their respective business associates, individuals or entities that create, receive, maintain or transmit protected health information in connection with providing a service for or on behalf of a covered entity. HIPAA mandates the reporting of certain breaches of health information to the U.S. Department of Health and Human Services or HHS, affected individuals and if the breach is large enough, the media. Entities that are found to be in violation of HIPAA as the result of a breach of unsecured protected health information, a complaint about privacy practices or an audit by HHS, may be subject to significant civil, criminal and administrative fines and penalties and/or additional reporting and oversight obligations if required to enter into a resolution agreement and corrective action plan with HHS to settle allegations of HIPAA non-compliance. Even when HIPAA does not apply, according to the Federal Trade Commission or the FTC, failing to take appropriate steps to keep consumers’ personal information secure constitutes unfair acts or practices in or affecting commerce in violation of Section 5(a) of the Federal Trade Commission Act. The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities.

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

The GDPR applies to any company established in the EU as well as any company outside the EU that processes personal data in connection with the offering of goods or services to individuals in the EU or the monitoring of their behavior (including in the context of clinical trials). The GDPR is also applicable in the European Economic Area, or EEA, which consists of the 27 EU member states plus Norway, Liechtenstein and Iceland. The GDPR imposes many requirements for controllers and processors of personal data, including, for example, higher standards for obtaining consent from individuals if this is required to process their personal data, more robust disclosures to individuals and a strengthened individual data rights regime, shortened timelines for data breach notifications, limitations on retention and secondary use of personal data, increased requirements pertaining to health data and pseudonymised (i.e., key-coded) data and additional obligations when we contract third-party processors in connection with the processing of personal data. The GDPR allows EU member states to make additional laws and regulations further regulating the processing of genetic, biometric or health data. Failure to comply with the requirements of GDPR and the applicable national data protection laws of the EU member states may result in fines of up to €20,000,000 or up to 4% of the total worldwide annual turnover of the preceding financial year, whichever is higher, and other administrative penalties and may expose us to compensation claims from affected individuals.

From January 1, 2021, we are subject to the GDPR and also the UK GDPR, which, together with the amended UK Data Protection Act 2018, retains the GDPR in UK national law. The UK GDPR mirrors the fines under the GDPR, e.g. fines up to the greater of €20 million (£17.5 million) or 4% of global turnover. The European Commission has adopted an adequacy decision in favor of the UK, enabling data transfers from EU member states to the UK without additional safeguards. However, the UK adequacy decision will automatically expire in June 2025 unless the European Commission re-assesses and renews/extends that decision, and it continues to remain under review by the Commission during this period. The relationship between the UK and the EU in relation to certain aspects of data protection law remains unclear, and it is unclear how UK data protection laws and regulations will develop in the medium to longer term, and how data transfers to and from the UK will be regulated in the long term. These changes will lead to additional costs and increase our overall risk exposure.

Recent legal developments in Europe have created complexity and uncertainty regarding transfers of personal data from the EEA to the U.S. Most recently, on July 16, 2020, the Court of Justice of the European Union, or CJEU, invalidated the EU-US Privacy Shield Framework, or Privacy Shield, under which personal data could be transferred from the EEA to US entities who had self-certified under the Privacy Shield scheme. While the CJEU upheld the adequacy of the standard contractual clauses (a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism, and potential alternative to the Privacy Shield), it made clear that reliance on them alone may not necessarily be sufficient in all circumstances. Use of the standard contractual clauses must now be assessed on a case-by-case basis taking into account the legal regime applicable in the destination country, in particular applicable surveillance laws and rights of individuals and additional measures and/or contractual provisions may need to be put in place, however, the nature of these additional measures is currently uncertain. The CJEU went on to state that if a competent supervisory authority believes that the standard contractual clauses cannot be complied with in the destination country and the required level of protection cannot be secured by other means, such supervisory authority is under an obligation to suspend or prohibit that transfer. The European Commission has published revised standard contractual clauses for data transfers from the EEA which must be used for relevant new data transfers beginning on September 27, 2021.  Arrangements using the existing standard contractual clauses must be migrated to the revised clauses by December 27, 2022. We will be required to implement the revised standard contractual clauses in relation to relevant existing contracts and certain additional contracts and arrangements within the relevant time frames. There is some uncertainty around whether the revised clauses can be used for all types of data transfers, particularly whether they can be relied on for data transfers to non-EEA entities subject to the GDPR.

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

We may need to license or acquire additional intellectual property from third parties, and such intellectual property may not be available or may not be available on commercially reasonable terms.

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

As of June 30, 2021, we had 269 full-time employees. We expect to continue to significantly expand our organization, including hiring and training significant numbers of employees and managerial personnel to staff our expanding manufacturing and supply chain operations in our new facilities in Ireland. We may have difficulty identifying, hiring and integrating new personnel. Future growth would impose significant additional responsibilities on our management, including the need to identify, recruit, maintain, motivate and integrate additional employees, consultants and contractors. Also, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If our management is unable to effectively manage our expected growth, our expenses may increase more than expected, our potential ability to generate revenue could be reduced and we may not be able to implement our business strategy. Many of the biotechnology companies that we compete against for qualified personnel and consultants have greater financial and other resources, different risk profiles and a longer history in the industry than we do. If we are unable to continue to attract and retain high-quality personnel and consultants, the rate and success at which we can discover and develop product candidates and operate our business will be limited.

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

In the ordinary course of our business, we collect, process and store sensitive data, including intellectual property, clinical trial data, proprietary business information, personal data and personally identifiable information of our clinical trial subjects and employees. The secure processing, maintenance and transmission of this information is critical to our operations. Increased cybersecurity threats pose a risk to this information, in addition to our and our business partners’ and service providers’ systems and networks. Despite our security measures, our information technology and infrastructure may be vulnerable to cyber-attacks by hackers or internal bad actors, or breached due to employee error, a technical vulnerability, malfeasance or other disruptions that could have a negative impact, including loss or destruction of data (including confidential information). Although, to our knowledge, we have not experienced any such material security breach to date, we may experience cybersecurity incidents such as malware infections, ransomware, phishing attempts, thefts of personal, confidential or proprietary information and other attempts at compromising our information technology that are typical for a company of our size in our market. Any security breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, significant regulatory penalties, and such an event could disrupt our operations, damage our reputation, result in significant expenses in implementing future security measures and cause a loss of confidence in us and our ability to conduct clinical trials, which could adversely affect our reputation and financial results, and delay clinical development of our product candidates.

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

As of June 30, 2021, our executive officers, directors and shareholders who owned more than 5% of our outstanding ordinary shares and their respective affiliates, in the aggregate, hold ordinary shares representing approximately 41.9% of our outstanding ordinary shares.

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

The NOLs and UK and Netherlands carryforward tax losses are subject to review and possible adjustment by the applicable tax authorities. Additionally, NOLs and UK carryforward tax losses, and research and development tax credits, may become subject to limitations in the event of certain cumulative changes in the ownership interest of significant shareholders, as determined under Sections 382 of the United States Internal Revenue Code, as well as the Corporation Tax Act 2010 Part 14 under the UK tax rules. This could limit the amount of NOLs or carryforward tax losses that we can utilize annually to offset future taxable income or tax liabilities. We have conducted a review of changes in the ownership interest of significant shareholders and determined that as of December 31, 2020, there were no limitations in the UK. However, for U.S. federal tax purposes, we have determined that ownership changes occurred in August 2016 and June 2018. We are still in the process of determining the annual limitation on NOLs as a result of such ownership changes. Subsequent ownership changes and changes to the U.S. federal or state or UK tax rules in respect of the utilization of NOLs and carryforward tax losses may further affect the limitation in future years.

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

Expectations relating to environmental, social and governance factors may impose additional costs and expose us to new risks.

There is an increasing focus from the SEC, stock exchanges, certain investors and other stakeholders concerning corporate responsibility, specifically related to environmental, social and governance factors. The SEC is considering new disclosure requirements relating to environmental, social and governance factors, and the SEC recently approved new Nasdaq listing and disclosure requirements relating to Board diversity. Some investors may use these factors to guide their investment strategies and, in some cases, may choose not to invest in us if they believe our policies and disclosures relating to corporate responsibility are inadequate. Third-party providers of corporate responsibility ratings and reports on companies have varied and in some cases inconsistent standards. In addition, the criteria by which companies’ corporate responsibility practices are assessed are evolving, which could result in greater expectations of us and cause us to undertake costly initiatives to satisfy such new criteria. Alternatively, if we elect not to or are unable to satisfy such new criteria or do not meet the criteria of a specific third-party provider, some investors may conclude that our policies with respect to corporate responsibility are inadequate. We may face reputational damage in the event that our corporate responsibility procedures or standards do not meet the standards set by various constituencies. Furthermore, if our competitors’ corporate responsibility performance is perceived to be greater than ours, potential or current investors may elect to invest with our competitors instead. In addition, in the event that we communicate or disclose certain initiatives and goals regarding environmental, social and governance matters, we could fail, or be perceived to fail, in our achievement of such initiatives or goals, or we could be criticized for the scope of such initiatives or goals or be subject to litigation for such failures. If we fail to satisfy the expectations of investors and other stakeholders or our initiatives are not executed as planned, our reputation and financial results could be adversely affected.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith

10.1#	Non-Employee Director Compensation Program.					*

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**

101.INS	Inline XBRL Instance Document					*

101.SCH	Inline XBRL Taxonomy Extension Schema Document					*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*

104	Cover Page Interactive Data File (Formatted in Inline XBRL and contained in exhibit 101)					*

*     Filed herewith.

**   Furnished herewith.

#     Management contract or compensation plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MeiraGTx Holdings plc (Registrant)

Date: August 11, 2021	By:	/s/ Alexandria Forbes
Alexandria Forbes
Chief Executive Officer
(principal executive officer and authorized signatory)

Date: August 11, 2021	By:	/s/ Richard Giroux
Richard Giroux
Chief Financial Officer and Chief Operating Officer
(principal financial officer and principal accounting officer)