Form 10-Q
period 2021-09-30
MeiraGTx Holdings plc
filed 2021-11-10
CIK 1735438

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 1, 2021, the registrant had 44,448,624 ordinary shares, $0.00003881 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except share and per share amounts)

	September 30,	December 31,
	2021	2020

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$143,634	$209,520
Accounts receivable - related party	16,775	38,479
Prepaid expenses	8,840	7,082
Tax incentive receivable	5,383	12,930
Other current assets	2,299	4,565
Total Current Assets	176,931	272,576

Property and equipment, net	63,699	44,042
Intangible assets, net	1,861	2,119
In-process research and development	803	852
Security deposits	1,166	812
Other assets	201	214
Equity method and other investments	6,665	—
Right-of-use assets	52,010	43,082
TOTAL ASSETS	$303,336	$363,697

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$11,421	$7,134
Accrued expenses	21,926	20,861
Lease obligations, current	3,280	2,583
Deferred revenue - related party, current	23,003	23,545
Other current liabilities	—	24
Total Current Liabilities	59,630	54,147

Deferred revenue - related party	32,488	49,297
Lease obligations	21,262	19,666
Asset retirement obligations	1,916	1,814
Deferred income tax liability	201	214
TOTAL LIABILITIES	115,497	125,138

COMMITMENTS (Note 10)

SHAREHOLDERS' EQUITY:
Ordinary Shares, $0.00003881 par value, 1,288,327,750 authorized, 44,316,385 and 44,189,150 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	2	2
Capital in excess of par value	521,420	504,482
Accumulated other comprehensive loss	(2,906)	(4,897)
Accumulated deficit	(330,677)	(261,028)
Total Shareholders' Equity	187,839	238,559
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$303,336	$363,697

See Notes to Condensed Consolidated Financial Statements

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

(in thousands, except share and per share amounts)

	For the Three-Month Periods Ended September 30,		For the Nine-Month Periods Ended September 30,
	2021	2020	2021	2020

License revenue - related party	$6,947	$5,092	$16,658	$11,775

Operating expenses:
General and administrative	7,887	8,896	28,214	32,200
Research and development	21,612	4,626	53,512	28,911
Total operating expenses	29,499	13,522	81,726	61,111
Loss from operations	(22,552)	(8,430)	(65,068)	(49,336)
Other non-operating income (expense):
Foreign currency (loss) gain	(3,366)	1,875	(4,600)	767
Interest income	32	158	188	1,141
Interest expense	(59)	(35)	(169)	(103)
Net loss	(25,945)	(6,432)	(69,649)	(47,531)
Other comprehensive income (loss):
Foreign currency translation gain (loss)	2,669	(4,121)	1,991	342
Total comprehensive loss	$(23,276)	$(10,553)	$(67,658)	$(47,189)

Net loss	$(25,945)	$(6,432)	$(69,649)	$(47,531)
Basic and diluted net loss per ordinary share	$(0.59)	$(0.17)	$(1.58)	$(1.29)
Weighted-average number of ordinary shares outstanding	44,170,299	37,223,375	44,094,873	36,940,372

See Notes to Condensed Consolidated Financial Statements

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

FOR THE PERIOD ENDED SEPTEMBER 30, 2021

(unaudited)

(in thousands, except share amounts)

				Accumulated Other		Total
	Ordinary		Capital in Excess	Comprehensive	Accumulated	Shareholders'
	Shares	Amount	of Par Value	Loss	Deficit	Equity

Balance at December 31, 2020	44,189,150	$2	$504,482	$(4,897)	$(261,028)	$238,559
Exercise of share options	17,923	—	141	—	—	141
Share-based compensation	—	—	4,817	—	—	4,817
Issuance of shares in connection with equity method and other investments	75,000	—	1,165	—	—	1,165
Other comprehensive loss	—	—	—	(271)	—	(271)
Net loss for the three-month period ended March 31, 2021	—	—	—	—	(23,618)	(23,618)
Balance at March 31, 2021	44,282,073	2	510,605	(5,168)	(284,646)	220,793
Exercise of share options	27,380	—	219	—	—	219
Share-based compensation	—	—	5,203	—	—	5,203
Other comprehensive loss	—	—	—	(407)	—	(407)
Net loss for the three-month period ended June 30, 2021	—	—	—	—	(20,086)	(20,086)
Balance at June 30, 2021	44,309,453	2	516,027	(5,575)	(304,732)	205,722
Exercise of share options	6,932	—	54	—	—	54
Share-based compensation	—	—	5,339	—	—	5,339
Other comprehensive income	—	—	—	2,669	—	2,669
Net loss for the three-month period ended September 30, 2021	—	—	—	—	(25,945)	(25,945)
Balance at September 30, 2021	44,316,385	$2	$521,420	$(2,906)	$(330,677)	$187,839

See Notes to Condensed Consolidated Financial Statements

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

FOR THE PERIOD ENDED SEPTEMBER 30, 2020

(unaudited)

(in thousands, except share amounts)

				Accumulated Other		Total
	Ordinary		Capital in Excess	Comprehensive	Accumulated	Shareholders'
	Shares	Amount	of Par Value	(Loss) Income	Deficit	Equity

Balance at December 31, 2019	36,791,906	$1	$395,631	$(1,794)	$(203,036)	$190,802
Exercise of share options	26,010	—	175	—	—	175
Share-based compensation	—	—	5,683	—	—	5,683
Other comprehensive income	—	—	—	3,946	—	3,946
Net loss for the three-month period ended March 31, 2020	—	—	—	—	(15,681)	(15,681)
Balance at March 31, 2020	36,817,916	1	401,489	2,152	(218,717)	184,925
Share-based compensation	—	—	5,056	—	—	5,056
Issuance of shares in connection with asset acquisitions	544,500	—	7,685	—	—	7,685
Other comprehensive income	—	—	—	518	—	518
Net loss for the three-month period ended June 30, 2020	—	—	—	—	(25,418)	(25,418)
Balance at June 30, 2020	37,362,416	1	414,230	2,670	(244,135)	172,766
Exercise of share options	56,299	—	478	—	—	478
Share-based compensation	—	—	3,738	—	—	3,738
Issuance of shares in at-the-market offering, net of issuance costs of $506	993,448	—	12,657	—	—	12,657
Other comprehensive loss	—	—	—	(4,121)	—	(4,121)
Net loss for the three-month period ended September 30, 2020	—	—	—	—	(6,432)	(6,432)
Balance at September 30, 2020	38,412,163	$1	$431,103	$(1,451)	$(250,567)	$179,086

See Notes to Condensed Consolidated Financial Statements

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	For the Nine-Month Periods Ended September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(69,649)	$(47,531)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	15,359	14,477
Foreign currency loss (gain)	4,600	(767)
Depreciation and amortization	5,811	2,821
Net change in right-of-use assets and liabilities	161	30
Loss on disposal of equipment, furniture and fixtures	—	116
Gain on termination of lease liability	—	(144)
Amortization of interest on asset retirement obligations	112	101
Issuance of shares in connection with asset acquisition	—	7,685
(Increase) decrease in operating assets:
Accounts receivable - related party	21,484	(3,725)
Prepaid expenses	(1,827)	535
Tax incentive receivable	7,518	4,628
Other current assets	2,387	1,106
Security deposits	(372)	191
Other assets	(147)	—
Increase (decrease) in operating liabilities:
Accounts payable	3,898	481
Accrued expenses	(2,012)	(2,634)
Other current liabilities	(23)	—
Deferred revenue - related party	(16,658)	(11,775)
Net cash used in operating activities	(29,358)	(34,405)

Cash flows from investing activities:
Purchase of property and equipment	(21,982)	(12,909)
Payment for right-of-use asset	(8,866)	(13,877)
Equity method and other investments	(5,500)	—
Net cash used in investing activities	(36,348)	(26,786)

Cash flows from financing activities:
Payments on lease obligations - financing leases	(1)	(19)
Exercise of share options	414	653
Proceeds from the issuance of ordinary shares	—	13,163
Issuance costs in connection with ordinary shares	—	(506)
Net cash provided by financing activities	413	13,291

Net decrease in cash and cash equivalents	(65,293)	(47,900)
Effect of exchange rate changes on cash	(593)	(122)
Cash and cash equivalents at beginning of period	209,520	227,357
Cash and cash equivalents at end of period	$143,634	$179,335

Supplemental disclosure of non-cash transactions:
Issuance of shares in connection with equity method and other investments	$1,165	$—
Fixed asset acquisition included in accounts payable and accrued expenses at end of period	$4,027	$1,192
Right-of-use assets obtained in exchange for lease liabilities	$4,424	$—
Issuance of shares in connection with asset acquisition	$—	$7,685
Supplemental disclosure of cash flow information:
Cash paid for interest	$57	$—

See Notes to Condensed Consolidated Financial Statements

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.       Organization and Basis of Presentation:

The Company

MeiraGTx Holdings plc and subsidiaries (the “Company” or “Meira Holdings”), an exempted company incorporated under the laws of the Cayman Islands, is a vertically integrated, clinical-stage gene therapy company with six programs in clinical development and a broad pipeline of preclinical and research programs. The Company has core capabilities in viral vector design and optimization and gene therapy manufacturing, as well as a potentially transformative gene regulation technology. Led by an experienced management team, the Company has taken a portfolio approach by licensing, acquiring and developing technologies that give depth across both product candidates and indications. The Company’s initial focus is on three distinct areas of unmet medical need: ocular, including inherited retinal diseases and large degenerative diseases, neurodegenerative diseases and severe forms of xerostomia. Though initially focusing on the eye, central nervous system and salivary gland, the Company intends to expand its focus in the future to develop additional gene therapy treatments for patients suffering from a range of serious diseases. The Company also owns and operates a current good manufacturing practices, or cGMP, multi-product, multi-viral vector manufacturing facility in London, United Kingdom, which includes fill and finish capabilities and can supply the Company’s clinical and potential commercial material. Additionally, the Company expanded its manufacturing and supply chain capabilities by acquiring a second cGMP viral vector manufacturing facility and its first cGMP plasmid and DNA production facility in Shannon, Ireland. The Company completed the acquisition of these facilities in January 2021.

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

Interim Financial Statements

The accompanying condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, the condensed consolidated financial statements include all adjustments (consisting of normal recurring accruals) necessary in order to make the condensed consolidated financial statements not misleading. Operating results for the nine-month period ended September 30, 2021 are not necessarily indicative of the final results that may be expected for the year ending December 31, 2021. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (the “Form 10-K”).

Liquidity

The Company has not yet achieved profitable operations. There is no assurance that profitable operations, if ever achieved, could be sustained on a continuing basis. In addition, development activities, clinical and preclinical testing, and commercialization of the Company’s product candidates will require significant additional financing. The Company’s accumulated deficit at September 30, 2021 totaled $330.7 million, and management expects to incur substantial losses in future periods. The success of the Company is subject to certain risks and uncertainties, including, among others: uncertainty of product development; competition in the Company’s field of use; uncertainty of capital availability; uncertainty in the Company’s ability to enter into agreements with collaborative partners; expanding and protecting the Company’s intellectual property portfolio, dependence on third parties, dependence on key personnel and the COVID-19 pandemic and mitigation measures. For the nine-months ended September 30, 2021, the Company used $29.4 million in cash flows from operations and there are no assurances that the Company will generate positive cash flows in the future. Additionally, there are no assurances that the Company will be successful in obtaining an adequate level of financing for the development and commercialization of its product candidates.

As of September 30, 2021, the Company had cash and cash equivalents in the amount of $143.6 million, which consisted of depository accounts. On January 30, 2019, the Company entered into a collaboration, option and license agreement with Janssen Pharmaceuticals, Inc. (“Janssen”), one of the Janssen Pharmaceuticals Companies of Johnson & Johnson (the “Collaboration Agreement”), for the research, development and commercialization of gene therapies for the treatment of inherited retinal diseases (“IRD”). Under the terms of the Collaboration Agreement, the Company receives funding for certain research, manufacturing, clinical development and commercialization costs, potential additional milestone payments upon the achievement of such milestones and royalties on future net sales of products. The Company estimates that its cash and cash equivalents on-hand at September 30, 2021 will be sufficient to cover its expenses for at least the next twelve months from the date of issuance of these condensed consolidated financial statements.

Risks and Uncertainties

The Company operates in an industry that is subject to intense competition, government regulation and rapid technological change. The Company’s operations are subject to significant risk and uncertainties including financial, operational, technological, regulatory and other risks, including the potential risk of business failure.

There are also many uncertainties regarding the pandemic caused by the novel coronavirus, or COVID-19, and the Company continues to closely monitor the impact of the pandemic on all aspects of its business, including how the pandemic will impact its financial condition, liquidity, operations, clinical studies, employees, vendors, and industry. While the pandemic did not materially affect the Company's financial results and business operations during the nine-month period ended September 30, 2021, the Company is unable to predict the impact that COVID-19 will have on its financial position and operating results in future periods due to numerous uncertainties. The Company will continue to assess the evolving impact of the COVID-19 pandemic and will make adjustments to its operations as necessary.

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

Equity Method and Other Investments

The Company accounts for equity investments under the equity method of accounting when the requirements for consolidation are not met, and the Company has significant influence over the operations of the investee. Equity method investments are initially recorded at cost and subsequently adjusted for the Company’s share of net income or loss and cash contributions and distributions and are included in equity method and other investments in the accompanying condensed consolidated balance sheets. Equity investments that do not result in consolidation and are not accounted for under the equity method are measured at fair value, with any changes in fair value recognized in net income (loss). For any such investments that do not have readily determinable fair values, the Company elects the measurement alternative to measure the investments at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer.

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

The change in asset retirement obligations is as follows (in thousands):

	For the Nine-Month Periods Ended September 30,
	2021	2020
Balance at beginning of period	$1,814	$1,655
Amortization of interest	112	101
Effects of exchange rate	(10)	(14)
Balance at end of period	$1,916	$1,742

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

The following securities are considered to be ordinary share equivalents, but were not included in the computation of diluted net loss per ordinary share because to do so would have been anti-dilutive:

	September 30,	September 30,
	2021	2020
Share options	6,141,510	4,970,531
Restricted share units	1,415,000	545,000
Restricted ordinary shares subject to forfeiture	145,000	—
	7,701,510	5,515,531

Segment Information

Management has concluded it has a single reporting segment for purposes of reporting financial condition and results of operations.

The Company’s license revenue, research funding and deferred revenue from its Collaboration Agreement are generated in the United Kingdom.

The following table summarizes non-current assets by geographical area (in thousands):

	September 30,	December 31,
	2021	2020
United States	$23,947	$17,536
United Kingdom	43,728	44,487
European Union	58,730	29,098
	$126,405	$91,121

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

		September 30, 2021
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

4.       Accrued Expenses

Accrued expenses for the periods presented are comprised of the following (in thousands):

	September 30,	December 31,
	2021	2020
Clinical trial costs	$11,509	$10,261
Fixed assets	3,107	949
Manufacturing costs	2,923	1,886
Research and development	1,813	893
Compensation and benefits	1,371	3,791
Professional fees	548	1,219
Consulting	327	1,047
Other	328	815
	$21,926	$20,861

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

Options

A summary of the Company’s share option activity related to employees, non-employee members of the board of directors and non-employee consultants as of December 31, 2020 and for the nine-month period ended September 30, 2021 is as follows (in thousands, except share and per share amounts):

			Weighted-
		Weighted-	Average
		Average	Remaining
	Number of	Exercise	Contractual
	Options	Price	Life (years)
Outstanding at December 31, 2020	4,824,771	$11.85	7.67	years
Granted	1,628,700	$15.66
Exercised	(52,235)	$7.92
Expired	(98,025)	$9.03
Forfeited	(161,701)	$15.19
Outstanding at September 30, 2021	6,141,510	$12.99	7.60	years
Options exercisable at September 30, 2021	3,272,190	$10.69	6.68	years
Aggregate intrinsic value of options outstanding as of September 30, 2021	$14,914
Aggregate intrinsic value of options exercisable as of September 30, 2021	$13,090

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

The total share-based compensation expense recorded in connection with the options was $3.6 million and $3.0 million, of which $1.4 million and $1.5 million was recorded as general and administrative expense and $2.2 million and $1.5 million was recorded as research and development expense during the three-month periods ended September 30, 2021 and 2020, respectively.

The total share-based compensation expense recorded in connection with the options was $11.3 million and $9.6 million, of which $4.6 million and $5.3 million was recorded as general and administrative expense and $6.7 million and $4.3 million was recorded as research and development expense during the nine-month periods ended September 30, 2021 and 2020, respectively.

The total fair value of options vested during the three-month periods ended September 30, 2021 and 2020 was $2.5 million and $1.3 million, respectively.

The total fair value of options vested during the nine-month periods ended September 30, 2021 and 2020 was $12.2 million and $6.8 million, respectively.

The weighted-average grant date fair value of options granted during the nine-month periods ended September 30, 2021 and 2020 was $11.54 per share and $12.73 per share, respectively.

The grant date fair values of the share options granted were estimated using the Black-Scholes option valuation model with the following ranges of assumptions:

	2021	2020
Risk-free interest rate	0.62 - 1.14%	0.32 - 2.56%
Expected volatility	90%	90%
Expected dividend yield	0%	0%
Expected life (in years)	5.5 - 6.1	5.5 - 6.1

As of September 30, 2021, the total compensation expense relating to unvested options granted that had not yet been recognized was $29.5 million, which is expected to be realized over a period of 4.0 years. The Company will issue shares upon exercise of options from ordinary shares reserved under the Plans.

Restricted Share Units

A summary of the Company’s RSU activity related to employees, non-employee members of the board of directors and non-employee consultants as of December 31, 2020 and for the nine-month period ended September 30, 2021 is as follows:

		Weighted-
	Number of	Average
	Restricted	Grant Date
	Share Units	Fair Value
Outstanding at December 31, 2020	545,000	$20.02
Granted	870,000	$15.36
Vested	—	$—
Forfeited	—	$—
Outstanding at September 30, 2021	1,415,000	$17.16

RSUs granted generally vest 50% on the second anniversary of the date of grant and 25% on the third and fourth anniversaries of the date of grant. Annual RSUs granted to directors generally vest in a single installment on the earliest to occur of the first anniversary of the grant date or the day immediately prior to the date of the next annual meeting of the Company’s shareholders occurring after the date of grant. The RSUs granted to the directors in June 2021 will be paid on or within 30 days after the date a director ceases to serve on the board. The related share-based compensation expense, which is recognized ratably over the requisite service period, is included in general and administrative and research and development expenses, as applicable, in the condensed consolidated statements of operations and comprehensive loss.

Total share-based compensation expense recorded in connection with the RSUs was $1.7 million and $0.7 million, of which $1.5 million and $0.6 million was recorded as general and administrative expense and $0.2 million and $0.1 million was recorded as research and development expense during the three-month periods ended September 30, 2021 and 2020, respectively.

Total share-based compensation expense recorded in connection with the RSUs was $4.1 million and $2.0 million, of which $3.5 million and $1.9 million was recorded as general and administrative expense and $0.6 million and $0.1 million was recorded as research and development expense during the nine-month periods ended September 30, 2021 and 2020, respectively.

As of September 30, 2021, the total compensation expense relating to unvested RSUs granted that had not yet been recognized was $17.5 million, which is expected to be realized over a period of 4.0 years.

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

These restricted ordinary shares were fully vested as of June 2020.

Total compensation expense in connection with issuance of those restricted ordinary shares, in the amount of $6.5 million, of which $2.9 million was share-based and $3.6 million was paid in cash, was recorded as general and administrative expense during the nine-month period ended September 30, 2020.

During the three-month and nine-month periods ended September 30, 2021 and 2020 the Company recognized total share-based compensation expense in the accompanying condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three-month periods ended September 30,
	2021	2020
Research and development	$2,436	$1,560
General and administrative	2,903	2,178
Total share-based compensation	$5,339	$3,738

	Nine-month periods ended September 30,
	2021	2020
Research and development	$7,273	$4,442
General and administrative	8,086	10,035
Total share-based compensation	$15,359	$14,477

The Company does not expect to realize any tax benefits from its share option activity or the recognition of share-based compensation expense because the Company currently has net operating losses and has a full valuation allowance against its deferred tax assets. Accordingly, no amounts related to excess tax benefits have been reported in cash flows from operations or cash flows from financing activities for the nine-month periods ended September 30, 2021 and 2020.

6.       Ordinary Shares

As discussed in Note 3, on January 4, 2021, the Company issued 75,000 ordinary shares in connection with the Visiogene transaction in the amount of $1.2 million.

7.       Income Taxes

The Company did not record a provision for income taxes for the three-month and nine-month periods ended September 30, 2021 and 2020, as the Company has generated losses for all periods.

The Company periodically evaluates the realizability of its deferred tax assets based on all available evidence, both positive and negative. The realization of deferred tax assets is dependent on the Company’s ability to generate sufficient future taxable income during periods prior to the expiration of tax attributes to fully utilize these assets.

The Company weighed both positive and negative evidence and determined that there is a continued need for a full valuation allowance on its deferred tax assets (after consideration of the reversal of the deferred tax liabilities for the ROU assets and fixed assets) in the United States, United Kingdom, Ireland and Netherlands as of September 30, 2021. Should the Company determine that it would be able to realize its remaining deferred tax assets in the foreseeable future, an adjustment to its remaining deferred tax assets would cause a material increase to income in the period such determination is made.

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

During the three-month periods ended September 30, 2021 and 2020, the Company recognized $6.9 million and $5.1 million, respectively, of the deferred revenue – related party as license revenue.

During the nine-month periods ended September 30, 2021 and 2020, the Company recognized $16.7 million and $11.8 million, respectively, of the deferred revenue – related party as license revenue.

The Company also recognized $16.9 million and $16.2 million during the three-month periods ended September 30, 2021 and 2020, respectively, related to the reimbursement of research and development expenses, which were recorded as an offset to research and development expenses.

The Company also recognized $47.1 million and $40.8 million during the nine-month periods ended September 30, 2021 and 2020, respectively, related to the reimbursement of research and development expenses, which were recorded as an offset to research and development expenses.

As of September 30, 2021, the Company expects to recognize the remaining $55.5 million in deferred revenue associated with the non-refundable upfront fee over the estimated research and development period using the cost-to-cost input method over an estimated period of approximately 3.75 years.

A summary of the deferred revenue recognition is as follows (in thousands):

Deferred revenue at December 31, 2019	$86,214
Deferred revenue recognized as license revenue during the year ended December 31, 2020	(15,563)
Effects of exchange rate	2,191
Deferred revenue at December 31, 2020	72,842
Deferred revenue recognized as license revenue during the nine-month period ended September 30, 2021	(16,658)
Effects of exchange rate	(693)
Deferred revenue at September 30, 2021	$55,491

Research Agreements

The Company is a party to several master services agreements with UCL Consultants Limited, an entity affiliated with University College of London (“UCL”), which is a shareholder of the Company. Pursuant to task orders to the master services agreements, UCL Consultants Limited provides clinical and pre-clinical research and development under the direction of the Company.

Total research and development expenses under these agreements for the three-month periods ended September 30, 2021 and 2020 were approximately $0.3 million and $0.3 million, respectively.

Total research and development expenses under these agreements for the nine-month periods ended September 30, 2021 and 2020 were approximately $0.7 million and $0.7 million, respectively.

Future obligations under the agreements as of September 30, 2021 amounted to $0.4 million.

The amount due to UCL under the master services agreements at September 30, 2021 and December 31, 2020 is $0.4 million and $0.3 million, respectively, and is included in accounts payable and accrued expenses on the condensed consolidated balance sheets.

License Agreement

Effective February 4, 2015, the Company entered into an exclusive worldwide license agreement with UCL Business, PLC (“UCL Business”) to develop up to eight programs using certain ocular gene therapy technology.

Under the terms of the agreement, the Company had agreed to pay UCL Business certain sales milestone payments, if achieved, in the aggregate amount of £39.8 million, or approximately $53.6 million using the exchange rate at September 30, 2021, and royalties on net sales, as defined upon commercialization. Additionally, the Company is responsible for all patent prosecution and maintenance costs incurred and has also agreed to pay UCL Business an annual maintenance fee of £0.05 million, or approximately $0.07 million, until the first commercial sale of a product. The agreement terminates upon the later of (i) the last valid claim in a relevant product, (ii) the expiration of regulatory exclusivity to all licensed products, or (iii) the 10th anniversary of the first commercial sale of a product.

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

The Company incurred research and development expenses under the agreements in the amount of $0.06 million and $0 during the three-month periods ended September 30, 2021 and 2020, respectively.

The Company incurred research and development expenses under the agreements in the amount of $0.4 million and $0.2 million during the nine-month periods ended September 30, 2021 and 2020, respectively.

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

The Company did not incur any rent expense under this operating lease for the three-month periods ended September 30, 2021 and 2020.

The rent expense under this operating lease was $0 and $0.1 million for the nine-month periods ended September 30, 2021 and 2020, respectively.

ARE Vivarium Lease

Effective May 1, 2019, the Company entered into an operating lease for vivarium space with ARE, which was subsequently amended to add additional space within the vivarium. The initial lease had a term of twelve months which automatically renews on an annual basis.

The rent expense under this operating lease was $0.03 million and $0.01 million for the three-month periods ended September 30, 2021 and 2020, respectively, which are included in loss from operations.

The rent expense under this operating lease was $0.05 million and $0.02 million for the nine-month periods ended September 30, 2021 and 2020, respectively, which are included in loss from operations.

The Company made cash payments to ARE in connection with this operating lease in the amount of $0.01 million and $0.01 million during the three-month periods ended September 30, 2021 and 2020, respectively.

The Company made cash payments to ARE in connection with this operating lease in the amount of $0.05 million and $0.02 million during the nine-month periods ended September 30, 2021 and 2020, respectively.

There were no amounts due to ARE under this operating lease at September 30, 2021 and December 31, 2020.

Kadmon Lease

The Company leases office space on a month-to-month basis from Kadmon Corporation, LLC (“Kadmon”).

During the three-month periods ended September, 2021 and 2020, the Company incurred and paid rent charges from Kadmon in the amount of $0.2 million and $0.2 million, respectively, which are included in loss from operations.

During the nine-month periods ended September 30, 2021 and 2020, the Company incurred and paid rent charges from Kadmon in the amount of $0.5 and $0.4 million, respectively, which are included in loss from operations.

This lease has been terminated effective November 12, 2021.

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

Total rent expense under these leases was $1.3 million and $0.8 million for the three-month periods ended September 30, 2021 and 2020, respectively.

Total rent expense under these leases was $3.7 million and $2.5 million for the nine-month periods ended September 30, 2021 and 2020, respectively.

As of September 30, 2021, the Company has short term lease commitments amounting to approximately $0.01 million on a monthly basis for one lease for vivarium space that is on a one-year lease.

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

The closing for the first building occurred in August 2020 and the closing for the second building occurred in January 2021. The total cost of the first and second buildings, including taxes and legal fees, was €11.9 million and €7.5 million, or approximately $13.8 million and $8.9 million, respectively, and have been recorded as right of use assets in the condensed consolidated balance sheets as of September 30, 2021. There is no corresponding lease liability as the Company paid the full cost on the date of the closings.

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

During the nine-month period ended September 30, 2021, the Company recognized seven operating leases for locations in connection with its clinical trials for its IRD product candidates with initial lease terms between 5 years and 6 years. Certain lease agreements contain provisions for tenant allowances and future rent increases. Payments due under the lease contracts include fixed payments. In conjunction with these operating leases, the Company recognized initial operating lease right-of-use assets in the amount of $2.2 million and corresponding lease liabilities in the amount of $2.3 million which are included in the right-of-use assets and lease obligations in the condensed consolidated balance sheets as of September 30, 2021.

The components of lease cost for the three-month and nine-month periods ended September 30, 2021 and 2020 are as follows (in thousands):

	Three-month periods ended September 30,
	2021	2020
Finance lease cost
Amortization of right-of-use assets	$305	$82
Interest on lease liabilities	—	1
Total finance lease cost	305	83
Operating lease cost	1,293	830
Short-term lease cost	182	187
Total lease cost	$1,780	$1,100

	Nine-month periods ended September 30,
	2021	2020
Finance lease cost
Amortization of right-of-use assets	$927	$228
Interest on lease liabilities	1	2
Total finance lease cost	928	230
Operating lease cost	3,715	2,571
Short-term lease cost	640	527
Total lease cost	$5,283	$3,328

Amounts reported in the condensed consolidated balance sheets for leases where the Company is the lessee as of September 30, 2021 and December 31, 2020 were as follows (in thousands):

	September 30,		December 31,
	2021		2020
Operating leases
Right-of-use asset	$23,581		$21,486
Capitalized lease obligations	$24,525		$22,221
Finance leases
Right-of-use asset	$28,429		$21,596
Capitalized lease obligations	$17		$28
Weighted-average remaining lease term
Operating leases	6.7	years	7.0	years
Finance leases	176.9	years	175.1	years
Weighted-average discount rate
Operating leases	8.5%		8.6%
Finance leases	8.0%		8.0%

Other information related to leases for the three-month and nine-month periods ended September 30, 2021 and 2020 are as follows (in thousands):

	Three-month periods ended September 30,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	$4	$4
Operating cash flows from operating leases	$1,234	$970
Financing cash flows from finance leases	$—	$1

Right-of-use assets obtained in exchange for lease liabilities
Operating leases	$—	$—
Finance leases	$—	$—

	Nine-month periods ended September 30,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	$12	$17
Operating cash flows from operating leases	$3,678	$2,512
Financing cash flows from finance leases	$1	$2

Right-of-use assets obtained in exchange for lease liabilities
Operating leases	$4,424	$—
Finance leases	$—	$—

Future minimum lease payments under non-cancellable leases as of September 30, 2021 are as follows (in thousands):

	Operating Leases	Finance Leases
2021	$1,292	$4
2022	5,250	14
2023	5,380	—
2024	5,221	—
2025	5,225	—
Thereafter	9,265	—
Total undiscounted lease payments	$31,633	$18
Less: Imputed interest	(7,108)	(1)
Total lease liabilities	$24,525	$17

10.     Commitments

There were no new material commitments entered into during the nine-month period ended September 30, 2021.

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

We are an exempted company incorporated under the laws of the Cayman Islands in 2018, and prior to that, we commenced operations as MeiraGTx Limited, a private limited company incorporated under the laws of England and Wales in 2015. Our discussion of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). Since our formation, we have devoted substantially all of our resources to developing our technology platform, establishing our viral vector manufacturing facilities and our plasmid and DNA production facility and developing manufacturing processes, advancing the product candidates in our ophthalmology, salivary gland and neurodegenerative disease programs, building our intellectual property portfolio, organizing and staffing our company, developing our business plan, raising capital, and providing general and administrative support for these operations. To date, we have financed our operations primarily with cash on hand and proceeds from the sales of our Series A ordinary shares, convertible preferred C shares and ordinary shares. Through September 30, 2021, we received gross proceeds of approximately $446.0 million from sales of our ordinary shares, Series A ordinary shares and convertible preferred C shares and $100.0 million from the collaboration, option and license agreement with Janssen Pharmaceuticals, Inc. (“Janssen”), one of the Janssen Pharmaceuticals Companies of Johnson & Johnson (the “Collaboration Agreement”). As of September 30, 2021, we had cash and cash equivalents of $143.6 million, as well as $16.8 million in receivables due from Janssen that we expect to collect in the fourth quarter of 2021 in connection with the Collaboration Agreement.

We are a clinical stage company and have not generated any product revenues to date. We have six clinical programs and a pipeline of preclinical programs. Since inception, we have incurred significant operating losses. Our net losses for the three-month periods ended September 30, 2021 and 2020 were $25.9 million and $6.4 million, respectively. For the nine-month periods ended September 30, 2021 and 2020, our net losses were $69.6 million and $47.5 million, respectively. As of September 30, 2021, we had an accumulated deficit of $330.7 million. We do not expect to generate revenue from sales of any products for several years, if at all. Additionally, pursuant to the Collaboration Agreement, we are eligible to receive research and development funding and potential milestone payments and royalties.

Our total operating expenses for the three-month periods ended September 30, 2021 and 2020 were $29.5 million and $13.5 million, respectively. For the nine-month periods ended September 30, 2021 and 2020, our total operating expenses were $81.7 million and $61.1 million, respectively. While we expect our operating expenses to increase substantially in connection with our ongoing development activities related to our product candidates, including the planned advancement of botaretigene sparoparvovec, formerly referred to as AAV-RPGR, into the Phase 3 Lumeos clinical trial for the treatment of patients with XLRP and the initiation of a Phase 3 clinical trial of AAV-RPE65 for the treatment of retinal dystrophy associated with mutations in the RPE65 gene, we believe that certain of these increases will be partially offset by the research funding in connection with the Collaboration Agreement. In addition to these planned Phase 3 trials, we anticipate that our expenses will also increase due to costs associated with our clinical development program targeting achromatopsia due to mutations in the CNGB3 or CNGA3 gene. In addition, we expect to continue incurring increasing costs associated with our clinical activities for AAV-AQP1 for the treatment of radiation-induced xerostomia and xerostomia associated with Sjogren’s syndrome. We expect to file an IND application for AAV-GAD in the fourth quarter of 2021. We also incurred expenses during the nine-month period ended September 30, 2021 and expect to continue to incur expenses related to research activities in additional therapeutic areas to expand our pipeline, hiring additional personnel in manufacturing, research, clinical operations, quality and other functional areas, and associated cash and share-based compensation expense, as well as the further development of internal manufacturing capabilities and capacity and other associated costs including the management of our intellectual property portfolio.

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

Based on our cash and cash equivalents at September 30, 2021, we estimate that such funds will be sufficient to enable us to fund our operating expenses and capital expenditure requirements into the second quarter of 2023. We have based these estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. See “Liquidity and Capital Resources.” Because of the numerous risks and uncertainties associated with the development of our product candidates, any future product candidates, our platform and technology and because the extent to which we may enter into collaborations with third parties for development of any of our product candidates is unknown, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidates.

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

Highlights and Recent Developments

Anticipated Upcoming Milestones and Corporate Activities

Botaretigene sparoparvovec for the Treatment of X-Linked Retinitis Pigmentosa (XLRP):

●	Initiate with development partner Janssen the Phase 3 Lumeos clinical trial evaluating botaretigene sparoparvovec in the fourth quarter of 2021.

AAV-AQP1 for the Treatment of Grade 2/3 Radiation-Induced Xerostomia:

●	Complete enrollment of the Phase 1 AQUAx trial of AAV-AQP1 in the fourth quarter of 2021.
●	Provide a clinical update of the Phase 1 AQUAx trial of AAV-AQP1 in early December 2021.

AAV-GAD for the Treatment of Parkinson’s Disease:

●	Intend to file an Investigational New Drug (IND) application for AAV-GAD in the fourth quarter of 2021.

Riboswitch Gene Regulation Platform:

●	Present additional data from our riboswitch gene regulation platform at R&D day in December 2021. Data from our proprietary promoter engineering platforms will also be presented.

AAV-RPE65 for the Treatment of RPE65-associated Retinal Dystrophy:

●	Initiate a Phase 3 pivotal trial of AAV-RPE65 in early 2022.

AAV-CNGB3 and AAV-CNGA3 for the Treatment of Achromatopsia (ACHM):

●	Advance, with Janssen, development of AAV-CNGB3 and AAV-CNGA3 for the treatment of ACHM associated with mutations in the CNGB3 and CNGA3 genes to late stage clinical trials in 2022.

Pre-clinical Programs:

●	Continue to progress several pre-clinical programs towards INDs in 2022.

Recent Corporate Development Highlights

Manufacturing and Supply Chain:

●	We continue to make significant progress optimizing our proprietary AAV manufacturing platform process. With our internal plasmid facility now operational, we have expedited bringing the entire manufacturing process and supply chain in-house to more rapidly and cost-effectively bring innovative and potentially curative treatments to patients.

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

Research and development activities are central to our business model. We expect that our research and development expenses will continue to increase substantially for the foreseeable future as we initiate additional preclinical and clinical trials of our existing product candidates, including the planned advancement of botaretigene sparoparvovec, formerly referred to as AAV-RPGR, into the Phase 3 Lumeos clinical trial for the treatment of patients with XLRP and the initiation of a Phase 3 clinical trial of AAV-RPE65 for the treatment of retinal dystrophy associated with mutations in the RPE65 gene, and continue to discover and develop additional product candidates. Certain of these increases in research and development costs will be partially offset by the research funding provided in connection with the Collaboration Agreement we entered into in January 2019.

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

Other non-operating income (expense)

Other non-operating income (expense) includes the following:

Foreign currency (loss) gain

Our condensed consolidated financial statements are presented in U.S. dollars, which is our reporting currency. The financial position and results of operations of our subsidiaries MeiraGTx UK II Limited, MeiraGTx Ireland DAC, MeiraGTx Netherlands B.V., MeiraGTx Belgium and MeiraGTx B.V. are measured using the foreign subsidiaries’ local currency as the functional currency. These entities’ cash accounts holding U.S. dollars and intercompany payables and receivables are remeasured based upon the exchange rate at the date of remeasurement with the resulting gain or loss included in the condensed consolidated statements of operations and comprehensive loss. The Company also has gains and losses on foreign currency exchanges which is also included as part of the foreign currency gains and losses on the condensed consolidated statements of operations and comprehensive loss.

Other comprehensive income (loss)

Other comprehensive income (loss) includes the following:

Foreign currency translation gain (loss)

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

Results of Operations

Comparison of Three Months Ended September 30, 2021 and 2020

	2021	2020	Change

	(in thousands)
License revenue - related party	$6,947	$5,092	$1,855
Operating expenses:
General and administrative	$7,887	$8,896	$(1,009)
Research and development	21,612	4,626	16,986
Total operating expenses	29,499	13,522	15,977
Loss from operations	(22,552)	(8,430)	(14,122)
Other non-operating income (expense)
Foreign currency (loss) gain	(3,366)	1,875	(5,241)
Interest income	32	158	(126)
Interest expense	(59)	(35)	(24)
Net loss	(25,945)	(6,432)	(19,513)
Other comprehensive income (loss):
Foreign currency translation gain (loss)	2,669	(4,121)	6,790
Total comprehensive loss	$(23,276)	$(10,553)	$(12,723)

License Revenue

License revenue was $6.9 million for the three months ended September 30, 2021, compared to $5.1 million for the three months ended September 30, 2020. This increase represents increased amortization of the $100.0 million upfront payment received in connection with the Collaboration Agreement.

General and Administrative Expenses

General and administrative expenses were $7.9 million for the three months ended September 30, 2021, compared to $8.9 million for the three months ended September 30, 2020. The decrease of $1.0 million was primarily due to a decrease of $0.9 million in legal and accounting fees, $0.7 million in rent and facilities costs due to additional allocations to research and development, $0.3 million in insurance costs and $0.2 million in payroll and payroll-related costs. These decreases were partially offset by increases of $0.7 million in share-based compensation, $0.2 million in consulting fees and $0.2 million in other office related costs.

Research and Development Expenses

Research and development expenses for the three months ended September 30, 2021 were $21.6 million, compared to $4.6 million for the three months ended September 30, 2020. The increase of $17.0 million was primarily due to an increase of $7.6 million in costs related to our pre-clinical research and clinical trials, $3.8 million of costs related to the manufacture of material for our clinical trials, $2.5 million in payroll and payroll-related costs due to hiring in connection with the expansion of our clinical trials and manufacturing capabilities, $1.6 million in rent and facilities costs, $1.2 million in depreciation, $0.9 million in share-based compensation, $0.5 million in license fees and $0.1 million in other research and development costs and a $1.9 million reduction in the estimated research and development tax credit refunds. These increases were partially offset by an increase of $3.1 million in research funding provided under our Collaboration Agreement with Janssen.

Foreign Currency (Loss) Gain

Foreign currency loss was $3.3 million for the three months ended September 30, 2021 compared to a gain of $1.9 million for the three months ended September 30, 2020. The change in the amount of $5.2 million was primarily due to a strengthening of the U.S. dollar against the pound sterling and euro during the three months ended September 30, 2021.

Other Comprehensive Income (Loss) – Foreign Currency Translation Gain (Loss)

Foreign currency translation adjustments resulted in a translation gain of $2.7 million for the three months ended September 30, 2021 compared to a translation loss of $4.1 million for the three months ended September 30, 2020. The change in the amount of $6.8 million was primarily due to a strengthening of the U.S. dollar against the pound sterling and euro during the three months ended September 30, 2021.

Comparison of Nine Months Ended September 30, 2021 and 2020

	2021	2020	Change

	(in thousands)
License revenue - related party	$16,658	$11,775	$4,883
Operating expenses:
General and administrative	28,214	32,200	(3,986)
Research and development	53,512	28,911	24,601
Total operating expenses	81,726	61,111	20,615
Loss from operations	(65,068)	(49,336)	(15,732)
Other non-operating income (expense)
Foreign currency (loss) gain	(4,600)	767	(5,367)
Interest income	188	1,141	(953)
Interest expense	(169)	(103)	(66)
Net loss	(69,649)	(47,531)	(22,118)
Other comprehensive income:
Foreign currency translation gain	1,991	342	1,649
Total comprehensive loss	$(67,658)	$(47,189)	$(20,469)

License Revenue

License revenue was $16.7 million for the nine months ended September 30, 2021, compared to $11.8 million for the nine months ended September 30, 2020. This increase represents increased amortization of the $100.0 million upfront payment received in connection with the Collaboration Agreement.

General and Administrative Expenses

General and administrative expenses were $28.2 million for the nine months ended September 30, 2021, compared to $32.2 million for the nine months ended September 30, 2020. The decrease of $4.0 million was primarily due to decreases of $3.8 million in payroll and payroll-related costs and $1.9 million in share-based compensation due to certain restricted ordinary shares issued to certain members of senior management in June 2018 becoming fully vested in June 2020, as well as a decrease in legal and accounting fees of $0.9 million. These decreases were partially offset by increases of $0.8 million in rent and facilities costs, $0.8 million in insurance, $0.2 million in consulting fees, $0.1 million in depreciation and $0.7 million in other office related costs.

Research and Development Expenses

Research and development expenses for the nine months ended September 30, 2021 were $53.5 million, compared to $28.9 million for the nine months ended September 30, 2020. The increase of $24.6 million was primarily due to an increase of $16.3 million in costs related to our pre-clinical research and clinical trials, $7.5 million in payroll and payroll-related costs due to hiring in connection with the expansion of our clinical trials and manufacturing capabilities, $5.3 million of costs related to the manufacture of material for our clinical trials, $3.1 million in depreciation, $2.8 million in share-based compensation, $2.4 million in license fees, $0.9 million in rent and facilities costs and $0.8 million in other research and development costs and a $1.9 million reduction in the estimated research and development tax credit refunds. These increases were partially offset by a decrease of $7.7 million for the non-cash acquisition costs in connection with the acquisition of Emrys in the second quarter of 2020 and an increase of $8.7 million in research funding provided under our Collaboration Agreement with Janssen.

Foreign Currency (Loss) Gain

Foreign currency loss was $4.6 million for the nine months ended September 30, 2021 compared to a gain of $0.8 million for the nine months ended September 30, 2020. The change in the amount of $5.4 million was primarily due to a strengthening of the U.S. dollar against the pound sterling and euro during the nine months ended September 30, 2021.

Other Comprehensive Income – Foreign Currency Translation Gain

Foreign currency translation adjustments resulted in a translation gain of $2.0 million for the nine months ended September 30, 2021 compared to a translation gain of $0.3 million for the nine months ended September 30, 2020. The increase in the gain of $1.7 million was due to a strengthening of the U.S. dollar against the pound sterling and euro during the nine months ended September 30, 2021.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses. For the nine months ended September 30, 2021, we used $29.4 million in cash flows from operations. We did not generate positive cash flows from operations during the quarter and there are no assurances that we will generate positive cash flows in the future. Additionally, there are no assurances that we will be successful in obtaining an adequate level of financing for the development and commercialization of our product candidates. We expect to incur significant expenses and operating losses for the foreseeable future as we advance the preclinical and clinical development of our product candidates. We expect that our research and development and general and administrative costs will increase in connection with conducting preclinical studies and clinical trials for our product candidates, building out internal capacity to have products manufactured to support preclinical studies and clinical trials, expanding our intellectual property portfolio, and providing general and administrative support for our operations. In addition, on August 4, 2020 we entered into agreements to acquire our second cGMP viral vector manufacturing facility and our first cGMP plasmid and DNA production facility in Shannon, Ireland to expand our manufacturing and supply chain capabilities. We closed on the acquisition of the first building in August 2020 and on the second building in January 2021. As a result of these incurred and expected expenses we will need additional capital to fund our operations, which we may obtain from additional equity or debt financings, collaborations, licensing arrangements, or other sources.

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

Based on our current cash and cash equivalents at September 30, 2021 and the research funding we expect to receive under the Collaboration Agreement, we estimate that we will be able to fund our operating expenses and capital expenditure requirements into the second quarter of 2023. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect.

Cash Flows

As of September 30, 2021, we had $143.6 million of cash and cash equivalents.

	For the nine-month periods ended September 30,
	2021	2020

	(in thousands)
Net cash used in operating activities	$(29,358)	$(34,405)
Net cash used in investing activities	(36,348)	(26,786)
Net cash provided by financing activities	413	13,291
Decrease in cash	$(65,293)	$(47,900)

Operating Activities

During the nine months ended September 30, 2021, our cash used in operating activities of $29.4 million was primarily due to a net loss of $69.6 million as we incurred expenses associated with research activities on our clinical programs, manufacturing of our clinical trial materials, preclinical research programs and general and administrative expenses. The net loss included non-cash charges of $26.0 million, which consisted primarily of $15.4 million of share-based compensation, $4.6 million of a foreign currency loss and $5.8 million of depreciation and amortization. Additionally, operating assets, consisting of accounts receivable-related party, prepaid expenses, tax incentive receivable, other current assets, security deposits and other assets, decreased by $29.0 million and operating liabilities, consisting of accounts payable, accrued expenses, deferred revenue – related party and other current liabilities, decreased by $14.8 million.

During the nine months ended September 30, 2020, our cash used in operating activities of $34.4 million was primarily due to our net loss of $47.5 million as we incurred expenses associated with research activities on our clinical programs, manufacturing of our clinical trial materials, preclinical research programs and general and administrative expenses. The net loss included non-cash charges of $24.3 million, which consisted primarily of $7.7 million for acquired research and development, $14.5 million of share-based compensation, and $2.9 million of depreciation and amortization. Additionally, operating assets, consisting of accounts receivable-related party, prepaid expenses, tax incentive receivable, security deposits and other current assets, decreased by $2.7 million and operating liabilities, consisting of accounts payable, accrued expenses, and deferred revenue-related party, decreased by $13.9 million.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2021 of $36.3 million consisted primarily of $8.8 million in payments for the acquisition of the second building and long-term lease for our manufacturing facility in Ireland, $5.5 million in connection with equity method and other investments and $22.0 million for purchases of property and equipment for our manufacturing, laboratory and process development facilities and buildout costs of our new facilities.

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

Financing Activities

Net cash provided by financing activities was $0.4 million for the nine months ended September 30, 2021, which consisted primarily of proceeds from the exercise of share options.

Net cash provided by financing activities was $13.3 million for the nine months ended September 30, 2020, which consisted primarily of net proceeds of $12.6 million from the issuance of ordinary shares in an at-the market offering and $0.7 million from the exercise of share options.

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

We currently operate in the United States, the United Kingdom, the Netherlands, Ireland and Belgium. Our activities in these countries expose us to currency exchange rate fluctuations, including due to the impact of the COVID-19 pandemic, primarily between the U.S. Dollar and the British pound sterling and euro. When the U.S. Dollar strengthens against these currencies, the U.S. Dollar value of non-U.S. Dollar based losses increases. To the extent that our international activities recorded in local currencies increase in the future, our exposure to fluctuations in currency exchange rates will correspondingly increase. As of September 30, 2021, we did not hold any foreign currency forward contracts. With respect to our foreign currency exposures as of September 30, 2021, a 10% unfavorable movement in foreign currency exchange rates would not expose us to a significant increase in net loss.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are not subject to any material legal proceedings.

Item 1A. Risk Factors.

Investing in our ordinary shares involves a high degree of risk. You should consider carefully the risks described below, together with the other information included or incorporated by reference in this Form 10-Q. If any of the following risks occur, our business, financial condition, results of operations and future growth prospects could be materially and adversely affected. In these circumstances, the market price of our ordinary shares could decline. Other events that we do not currently anticipate or that we currently deem immaterial may also affect our business, prospects, financial condition and results of operations, particularly in light of the fast-changing nature of the COVID-19 pandemic, containment measures, vaccine distribution, vaccination rates, new variants and the related impacts to economic and operating conditions.

Risks Related to Our Financial Position and Need for Additional Capital

We have incurred significant losses since inception and anticipate that we will incur continued losses for the foreseeable future, and may never achieve or maintain profitability.

We are a clinical stage company with limited operating history. We were formed and began operations in 2015. We have never been profitable and do not expect to be profitable in the foreseeable future. We have incurred net losses since inception, including net losses of approximately $69.6 million and $47.5 million for the nine months ended September 30, 2021 and 2020, respectively. As of September 30, 2021, we had an accumulated deficit of approximately $330.7 million. Since our inception, we have devoted substantially all of our resources to developing our technology platform, establishing our viral vector manufacturing facilities and plasmid and DNA production facility, developing manufacturing processes, advancing the product candidates in our ophthalmology, salivary gland and neurodegenerative disease programs, building our intellectual property portfolio, organizing and staffing our company, developing our business plans, raising capital, and providing general and administrative support for these operations. We have not yet demonstrated an ability to successfully complete large-scale, pivotal clinical trials, obtain marketing approval, manufacture product at a commercial scale, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Given the length of time typically needed to develop a new drug from the time it enters Phase 1 clinical trials to when it is approved for treating patients, predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing genetic medicine products.

We expect to continue to incur significant expenses and additional operating losses for the foreseeable future as we seek to advance product candidates through preclinical and clinical development, expand our research, development and manufacturing activities, develop new product candidates, build and expand our intellectual product portfolio, complete clinical trials, seek regulatory approval and, if we receive regulatory approval, commercialize our products. Furthermore, the costs of advancing product candidates into each succeeding clinical phase tend to increase substantially over time, including the planned advancement of botaretigene sparoparvovec into the Phase 3 Lumeos clinical trial for the treatment of patients with XLRP and the initiation of a Phase 3 clinical trial of AAV-RPE65 for the treatment of retinal dystrophy associated with mutations in the RPE65 gene, although we believe that certain of these increases will be partially offset by the research funding in connection with the Collaboration Agreement. The total costs to advance any of our product candidates to marketing approval in even a single jurisdiction would be substantial. Because of the numerous risks and uncertainties associated with gene therapy product development, we are unable to accurately predict the timing or amount of increased expenses or whether we will be able to begin generating revenue from the commercialization of products or achieve or maintain profitability. Our expenses have and will continue to increase substantially as a public company and as we continue to add clinical, scientific, operational, financial, manufacturing, compliance and management information systems and personnel, including personnel to support our product development, manufacturing and planned future commercialization efforts.

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

Our operations have consumed significant amounts of cash since inception. As of September 30, 2021, our cash and cash equivalents were $143.6 million. In addition, we expect to receive $16.8 million in receivables which we expect to collect in the fourth quarter of 2021 from Janssen in connection with the Collaboration Agreement. Based on our cash and cash equivalents at September 30, 2021 and the research funding and milestone payments we expect to receive under the Collaboration Agreement, we estimate that such funds will be sufficient to enable us to fund our operating expenses and capital expenditure requirements into the second quarter of 2023. This estimate is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances could cause us to spend more than expected or consume capital significantly faster than we currently anticipate. Because the length of time and activities associated with successful development of our product candidates is uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:

●	the progress, timing, costs and results of our ongoing clinical development for our X-linked retinitis pigmentosa product candidate, botaretigene sparoparvovec, including the planned advancement of botaretigene sparoparvovec into the Phase 3 Lumeos clinical trial for the treatment of patients with

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

Our future success and ability to generate product revenue is substantially dependent on our ability to successfully develop, obtain regulatory approval for and successfully commercialize our product candidates. We currently have no products that are approved for commercial sale and may never be able to develop marketable products. We have invested and expect to continue to invest a meaningful portion of our efforts and expenditures over the next few years in the development of botaretigene sparoparvovec, AAV-GAD, AAV-CNGB3, AAV-CNGA3, AAV-RPE65 and AAV-AQP1 (the “Most Advanced Product Candidates”), which will require additional clinical development, management of clinical and manufacturing activities, regulatory approval in multiple jurisdictions, manufacturing sufficient supply, building of a commercial organization, substantial investment and significant marketing efforts before we can generate any revenues from any commercial sales. While we have entered into a Collaboration Agreement with Janssen with respect to AAV-CNGB3, AAV-CNGA3 and botaretigene sparoparvovec, pursuant to which we received a $100 million upfront payment and will also receive funding for certain research, manufacturing, clinical development and commercialization costs, potential additional milestone payments upon the achievement of such milestones and royalties on future net sales of products, there can be no assurance that these three product candidates will be successfully developed and commercialized by us and Janssen. We cannot be certain that our Most Advanced Product Candidates will be successful in clinical trials, receive regulatory approval or be successfully commercialized even if we receive regulatory approval. Even if we receive approval to market our Most Advanced Product Candidates from the FDA, MHRA, EMA or other regulatory bodies, we cannot be certain that our product candidates will be successfully commercialized by us or our collaborators, widely accepted in the marketplace or more effective than other commercially available alternatives. Additionally, the research, testing, manufacturing, labeling, approval, sale, marketing and distribution of gene therapy products are and will remain subject to extensive and evolving regulation by the FDA, MHRA, EMA and other regulatory authorities. We are not permitted to market our Most Advanced Product Candidates in the United States until they receive approval of a biologics license application, or BLA, from the FDA, we cannot market them in the United Kingdom, or UK, or European Union, or EU, until we receive approval for a Marketing Authorization Application, or MAA, from the MHRA or EMA, respectively, and we cannot market them in other countries until we receive any other required regulatory approval in those countries.

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

The COVID-19 pandemic continues to impact businesses globally and new and more contagious variations of the virus have emerged or may emerge in the future. The extent to which the outbreak may further impact our business, preclinical studies, clinical trials and laboratory and manufacturing activities will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the duration of the pandemic, the timing, distribution and effectiveness of vaccines, vaccination rates, travel restrictions and social distancing in the countries where we do business, business closures or business disruptions, and the effectiveness of actions taken in the countries where we do business to contain and treat the disease, respond to the reduction in global economic activity and resume normal economic and operating conditions. If we or any of the third parties with whom we engage experience prolonged shutdowns or other business disruptions, our ability to conduct our business in the manner and on the timelines presently planned could be materially and negatively impacted. The pandemic and public and private responses to the pandemic may continue to affect economic conditions and may lead to an economic downturn and/or a recession, at a global scale, which could materially affect our performance, financial condition, results of operations, and cash flows, as well as our ability to raise additional capital.

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

To date, we have not completed any clinical development programs required for the approval of any of our product candidates. Although we are currently conducting several ongoing clinical development programs, we may experience delays in conducting any clinical trials and we do not know whether our ongoing and future clinical trials will begin on time, need to be redesigned, recruit and enroll patients on time or be completed on schedule, or at all. Events that may prevent successful or timely completion of clinical development include:

●	inability to generate sufficient preclinical, toxicology, or other in vivo or in vitro data to support the initiation of clinical trials;
●	delays in sufficiently developing, characterizing or controlling a manufacturing process suitable for advanced clinical trials;
●	delays in developing suitable assays for screening patients for eligibility for trials with respect to certain product candidates;
●	delays in reaching agreement with the FDA, MHRA, EMA or other regulatory authorities as to the design or implementation of our clinical trials;
●	obtaining regulatory approval to commence a clinical trial;
●	reaching an agreement on acceptable terms with clinical trial sites or prospective contract research organizations, or CROs, the terms of which can be subject to extensive negotiation and may vary significantly among different clinical trial sites;
●	our ability to recruit and train clinical trial investigators with the appropriate competencies and experience to conduct the clinical trials, administer our product candidates and oversee clinical trial staff;

●	obtaining IRB approval at each site;
●	recruiting suitable patients to participate in a clinical trial;
●	developing and validating the companion diagnostic to be used in a clinical trial, if applicable;
●	delays in sufficiently developing, designing and manufacturing equipment or medical devices used in our clinical trials;
●	having patients complete a clinical trial or return for post-treatment follow-up;
●	clinical sites, CROs, or other third parties deviating from trial protocol or dropping out of a trial;
●	failure to perform in accordance with the FDA’s good clinical practice, or GCP, requirements, or applicable regulatory guidelines in other countries;
●	addressing patient safety concerns that arise during the course of a trial, including occurrence of adverse events associated with the product candidate that are viewed to outweigh its potential benefits;
●	adding a sufficient number of clinical trial sites; or
●	manufacturing sufficient quantities of our product candidates for use in clinical trials.

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

A sponsor may seek approval of its product candidate under programs designed to accelerate the FDA’s review and approval of new drugs and biological products that meet certain criteria. For example, the FDA has a Fast Track program that is intended to expedite or facilitate the process for reviewing new products that meet certain criteria. Specifically, new drugs and biological products are eligible for Fast Track designation if they are intended to treat a serious or life-threatening disease or condition and demonstrate the potential to address unmet medical needs, or if the drug has been designated as a qualified infectious disease product. Fast Track designation applies to the combination of the product and the specific indication for which it is being studied. Under Fast Track, the FDA may consider for review sections of the BLA on a rolling basis before the complete application is submitted if relevant criteria are satisfied, including an agreement with FDA on the proposed schedule for the submission of portions of the BLA, and the payment of applicable user fees before FDA may initiate a review. Even if Fast Track designation is granted, it may be rescinded if the product no longer meets the qualifying criteria. In April 2018, botaretigene sparoparvovec was designated a Fast Track program by the FDA for the treatment of X-linked retinitis pigmentosa owing to defects in RPGR. In August 2018, AAV-CNGB3 was designated a Fast Track program by the FDA for the treatment of achromatopsia caused by CNGB3 mutations. In January 2021, AAV-CNGA3 was designated a Fast Track program by the FDA for the treatment of achromatopsia caused by CNGA3 mutations.

Similarly, the EMA has established the PRIME scheme to expedite the development and review of product candidates that show a potential to address to a significant extent an unmet medical need, based on early clinical data. In February 2018, AAV-CNGB3 in the treatment of achromatopsia associated with defects in CNGB3 was admitted to the PRIME scheme of the EMA. In February 2020, botaretigene sparoparvovec for the treatment of X-linked retinitis pigmentosa owing to defects in RPGR was admitted to the PRIME scheme of the EMA.

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

We have received orphan drug designation from the FDA and EMA for AAV-CNGB3, AAV-CNGA3, AAV-RPE65, botaretigene sparoparvovec, AAV-AIPL1, AAV-RDH12 and from the FDA for AAV-AQP1 and may seek orphan drug designation for additional product candidates in the future, but any orphan drug designations we have received or may receive in the future may not confer marketing exclusivity or other expected benefits.

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

We have obtained orphan drug designation from the FDA and EMA for AAV-CNGB3 for the treatment of achromatopsia caused by mutations in the CNGB3 gene, for AAV-CNGA3 for the treatment of achromatopsia due to autosomal-recessive CNGA3 gene mutations, for AAV-RPE65 for the treatment of Leber congenital amaurosis, for botaretigene sparoparvovec for the treatment of retinitis pigmentosa, for AAV-AIPL1 for the treatment of inherited retinal dystrophy due to defects in AIPL1 gene and for AAV-RDH12 for the treatment of retinol dehydrogenase 12 (RDH12) mutation-associated retinal dystrophy, and we obtained orphan drug designation from the FDA for AAV-AQP1 for the treatment of Grade 2 and Grade 3 late xerostomia from parotid gland hypofunction caused by radiotherapy. We may seek orphan drug designation for other current and future product candidates. Even with orphan drug designation, we may not be the first to obtain marketing approval for any particular orphan indication due to the uncertainties associated with developing pharmaceutical products, which could prevent us from marketing our product candidates if another company is able to obtain orphan drug exclusivity before we do. In addition, exclusive marketing rights in the United States may be unavailable if we seek approval for an indication broader than the orphan-designated indication or may be lost in the United States if the FDA later determines that the request for designation was materially defective or if we are unable to assure sufficient quantities of the drug to meet the needs of patients with the rare disease or condition following approval. Further, even if we obtain orphan drug exclusivity, that exclusivity may not effectively protect our product candidates from competition because different drugs with different active moieties can be approved for the same condition. In addition, the FDA can subsequently approve products with the same principal molecular structural features, in the case of a biologic, for the same condition if the FDA concludes that the later drug is safer, more effective, or makes a major contribution to patient care. Likewise, in the EU and Great Britain, the EMA or MHRA, respectively, can approve a similar drug for the same therapeutic indication, if it concludes that the later drug is safer, more effective or clinically superior. Orphan drug designation neither shortens the development time or regulatory review time of a drug nor gives the drug any advantage in the regulatory review or approval process. In addition, while we intend to seek orphan drug designation for other existing and future product candidates, we may never receive such designations. There have been legal challenges to aspects of the FDA’s regulations and policies concerning the exclusivity provisions of the Orphan Drug Act, and future challenges could lead to changes that affect the protections afforded our product candidates in ways that are difficult to predict. It is uncertain how ongoing and future challenges might affect our business.

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

In addition to our existing manufacturing facility in London, United Kingdom, we may lease, operate, purchase, or construct additional facilities to conduct expanded manufacturing or other related activities in the future. In January 2021, we completed the acquisition of our second cGMP viral vector manufacturing facility and our first cGMP plasmid and DNA production facility in Shannon, Ireland. Expanding our manufacturing capacity to produce the preclinical, clinical and commercial supply of our products and their components will require completing the development and startup of our new facilities in Ireland, substantial additional expenditures, time, and various regulatory approvals and permits, all of which may be impacted by the COVID-19 pandemic. Further, we will need to hire and train significant numbers of employees and managerial personnel to staff our expanding manufacturing and supply chain operations, including in our new facilities in Ireland. Start-up costs can be large and may exceed our expectations, and scale-up entails significant risks related to process development and manufacturing yields. In addition, we may face difficulties or delays in developing or acquiring the necessary production equipment and technology to manufacture sufficient quantities of our product candidates for use in clinical trials and, should they be approved, to supply the commercial market at reasonable costs and in compliance with applicable regulatory requirements. We may not successfully expand or establish sufficient manufacturing capabilities or manufacture our products economically or in compliance with cGMP and other regulatory requirements, and we and our collaborators may not be able to build or procure additional capacity in the required timeframe to meet the requirements of our clinical programs or to meet potential commercial demand for our product candidates. This could also delay or require us to discontinue one or more of our clinical development programs or could interfere with our efforts to successfully commercialize our products. As a result, our business, prospects, operating results, and financial condition could be materially harmed.

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

If unacceptable side effects or deaths arise in the development of our product candidates, we, the FDA, the IRBs at the institutions in which our studies are conducted, DSMB, MHRA, EMA or CAT could suspend or terminate our clinical trials or the FDA, MHRA, EMA or other regulatory authorities could order us to cease clinical trials or deny approval of our product candidates for any or all targeted indications. Undesirable side effects or deaths in clinical trials with our product candidates may cause the FDA or comparable foreign regulatory authorities to place a clinical hold on the associated clinical trials, to require additional studies, or otherwise to delay or deny approval of our product candidates for any or all targeted indications. Treatment-related side effects could also affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. In addition, these side effects may not be appropriately recognized or managed by the treating medical staff. We expect to have to train medical personnel using our product candidates to understand the side effect profiles for our clinical trials and upon any commercialization of any of our product candidates. Inadequate training in recognizing or managing the potential side effects of our product candidates could result in patient injury or death. Any of these occurrences may harm our business, financial condition and prospects significantly.

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

Even if we and / or our collaboration partners, as applicable, obtain FDA, MHRA or EMA approval for AAV-GAD, botaretigene sparoparvovec, AAV-CNGB3, AAV-CNGA3, AAV-RPE65, AAV-AQP1 or our other product candidates in the United States, UK or EU, we may never obtain approval for or commercialize them in any other jurisdiction, which would limit our ability to realize their full market potential.

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

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel, including those with experience relating to novel gene therapy product candidates, and accept the payment of user fees, statutory, regulatory, and policy changes and other events that may otherwise affect the FDA’s ability to perform routine functions. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA and other government or regulatory agencies may also slow the time necessary for new product candidates to be reviewed and/or approved, which would adversely affect our business. For example, over the last several years, including for 35 days beginning on December 22, 2018, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities.  While a U.S. government shutdown was averted in September 2021 through adoption of a short-term spending bill, the bill extended federal funding through early December 2021 and the risk of a U.S. government shutdown remains a possibility.

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

Since its enactment, there have been judicial, Congressional and executive branch challenges to certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Prior to the Supreme Court’s decision, President Biden issued an executive order instructing certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare. It is unclear how healthcare reform measures enacted by Congress or implemented by the Biden administration or other challenges to the ACA, if any, will impact the ACA or our business.

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

In addition, certain state laws govern the privacy and security of health information in certain circumstances, some of which are more stringent than HIPAA and many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. Failure to comply with these laws, where applicable, can result in the imposition of significant civil and/or criminal penalties and private litigation. For example, the California Consumer Privacy Act, or CCPA, which went into effect on January 1, 2020, creates new individual privacy rights for consumers (as that word is broadly defined in the law) and places increased privacy and security obligations on entities handling personal data of consumers or households. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. Further, the California Privacy Rights Act, or the CPRA, was passed in California in November 2020. The CPRA will impose additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It will also create a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. The majority of the provisions will go into effect on January 1, 2023, and additional compliance investment and potential business process changes may be required. The CCPA, the CPRA or other domestic privacy and data protection laws and regulations may increase our compliance costs and potential liability.

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

Our operations, including our development, testing and manufacturing activities, are subject to numerous environmental, health and safety laws and regulations. These laws and regulations govern, among other things, the controlled use, handling, release and disposal of and the maintenance of a registry for, hazardous materials and biological materials, such as chemical solvents, human cells, carcinogenic compounds, mutagenic compounds and compounds that have a toxic effect on reproduction, laboratory procedures and exposure to blood-borne pathogens. If we fail to comply with such laws and regulations, we could be subject to fines or other sanctions.  Additionally, if environmental regulations are enacted that restrict our ability to use one or more of the materials or compounds necessary to manufacture our product candidates, and we are unable to find suitable alternatives or such alternatives require additional testing or will extend the manufacturing timeline, then we may be unable to manufacture our product candidates in a timely manner, or at all.

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

There are a number of large pharmaceutical and biotechnology companies that currently market and sell products or are pursuing the development of products for the treatment of the disease indications for which we have research programs, including inherited retinal diseases and neurodegenerative diseases. Some of these competitive products and therapies are based on scientific approaches that are similar to our approach, and others are based on entirely different approaches.  Differences in the scientific approaches may create confusion or uncertainty among clinical trial investigators or patient populations, which could delay or hinder enrollment or initiation of our clinical trials.

Our platform and products focus on the development of gene therapies and gene regulation technology. In 2017, the FDA approved the first gene treatment for RPE65-associated retinal disease, Luxturna, a commercially available product developed by Spark Therapeutics, Inc., which was purchased by Roche. There are a number of other companies developing ocular gene therapy products, including Applied Genetic Technologies Corporation, Biogen, Inc. and 4D Molecular Therapeutics, Inc. There are a number of companies developing gene therapy products for neurodegenerative diseases, including Voyager Therapeutics, Inc., Brain Neurotherapy Bio, Inc., Axovant Gene Therapies Ltd. and Prevail Therapeutics Inc. (which was purchased by Eli Lilly and Company). In addition to competition from other gene therapies, any products we may develop may also face competition from other types of therapies, such as small molecule, antibody, or protein therapies. Many of our current or potential competitors, either alone or with their collaboration partners, have greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals, and marketing approved products than we do. Mergers and acquisitions in the pharmaceutical, biotechnology, and gene therapy industries may result in even more resources being concentrated among a smaller number of our competitors. These competitors also compete with us in recruiting and retaining qualified scientific, manufacturing and management personnel and establishing clinical trial sites and patient enrollment in clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs. Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient, or are less expensive than any products that we may develop, limiting demand or the price we are able to charge, or that could render any products that we may develop obsolete or non-competitive. Our competitors also may obtain FDA, MHRA, EMA or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. In addition, as a result of the expiration or successful challenge of our patent rights, we could face more litigation with respect to the validity and/or scope of patents relating to our competitors’ products.

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

We do not have any infrastructure for the sales, marketing or distribution of our products, and the cost of establishing and maintaining such an organization may exceed the cost-effectiveness of doing so or we may seek collaborative arrangements or external funding to commercialize our product candidates. For example, Janssen will be solely responsible for the commercialization of botaretigene sparoparvovec, AAV-CNGB3 and AAV-CNGA3 pursuant to our Collaboration Agreement with them. There are significant expenses and risks involved with establishing our own sales, marketing and distribution capabilities, including our ability to hire, retain and appropriately incentivize qualified individuals, generate sufficient sales leads, provide adequate training to sales and marketing personnel, and effectively manage a geographically dispersed sales and marketing team. Any failure or delay in the development of such capabilities could delay any product launch, which would adversely impact the commercialization of our product candidates. Additionally, if any commercial launch is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel.

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

Third-party manufacturers may not be able to comply with cGMP regulations or similar regulatory requirements that might be required by the FDA, MHRA or EMA. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocations, seizures or recalls of product candidates or medicines, operating restrictions, and criminal prosecutions, any of which could adversely affect supplies of our candidates and harm our business, financial condition, results of operations, and prospects.

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

We have entered into collaboration agreements with third parties for the development and commercialization of our product candidates, including our Collaboration Agreement with Janssen for the development and commercialization of AAV-CNGB3, AAV-CNGA3 and botaretigene sparoparvovec. We have also entered into a manufacturing research collaboration agreement with Janssen to further develop processes for manufacturing AAV viral vectors. We may seek additional collaborative relationships in the future. Failure to obtain a collaborative relationship for our product candidates may significantly impair their commercial potential. We also may need to enter into collaborative relationships to provide funding to support our other research and development programs. The process of establishing and maintaining collaborative relationships is difficult, time-consuming and involves significant uncertainty, such as:

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

We expect to rely on CROs, clinical trial sites, and other vendors to ensure our preclinical studies and clinical trials are conducted properly and on time. We may also engage third parties such as clinical data management organizations, medical institutions and clinical investigators to conduct or assist in our clinical trials or other preclinical and clinical research and development work. While we will have agreements governing their activities, we will have limited influence over their actual performance. We will control only certain aspects of our third-party service providers’ activities. Nevertheless, we will be responsible for ensuring that each of our preclinical studies and clinical trials is conducted in accordance with the applicable protocol, legal, quality, regulatory and scientific standards. Our reliance on these third parties does not relieve us of our regulatory responsibilities. For example, we expect to conduct the Phase 3 Lumeos clinical trial of botaretigene sparoparvovec for the treatment of patients with XLRP caused by mutations in the RPGR gene at multiple clinical trial sites in North America and Europe. If any locations terminate the clinical trial, we would be required to find another party to conduct any new trials. We may be unable to find a new party to conduct new trials of our product candidates or obtain clinical supply of our product candidates or AAV vectors for such trials. If we elect to internalize some or all activities related to the conduct of our preclinical studies or clinical trials that are currently performed by our third-party service providers, or if we are required to do so due to a service provider’s termination of our relationship, then we may be required to source additional technology and personnel in order to perform the relevant activities. We may be unsuccessful in our efforts to internalize some or all relevant activities, either on the desired timeline or at all.

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

As of September 30, 2021, we had 271 full-time employees. We expect to continue to significantly expand our organization, including hiring and training significant numbers of employees and managerial personnel to staff our expanding manufacturing and supply chain operations in our new facilities in Ireland. We may have difficulty identifying, hiring and integrating new personnel. Future growth would impose significant additional responsibilities on our management, including the need to identify, recruit, maintain, motivate and integrate additional employees, consultants and contractors. Also, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If our management is unable to effectively manage our expected growth, our expenses may increase more than expected, our potential ability to generate revenue could be reduced and we may not be able to implement our business strategy. Many of the biotechnology companies that we compete against for qualified personnel and consultants have greater financial and other resources, different risk profiles and a longer history in the industry than we do. If we are unable to continue to attract and retain high-quality personnel and consultants, the rate and success at which we can discover and develop product candidates and operate our business will be limited.

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

Following a national referendum and enactment of legislation by the government of the UK, the UK formally withdrew from the EU on January 31, 2020, commonly referred to as “Brexit” and, following the expiry of the Brexit transitional period on December 31, 2020, the UK now operates under a distinct regulatory regime and certain EU laws now only apply to the UK in respect of Northern Ireland (as laid out in the Protocol on Ireland and Northern Ireland, including but not limited to MAs). The MHRA is now the UK’s standalone regulator. Although the UK and EU have reached an agreement on their future trading relationship pursuant to the EU-UK Trade and Cooperation Agreement, or TCA, which has been provisionally applicable from January 1, 2021, the agreement does not cover all regulatory areas regarding supply of medicinal product, which will likely be subject to future bilateral discussions going forward and could further change the relationship between the UK and the EU in this regard.

EU laws which have been transposed into UK law through secondary legislation continue to be applicable as “retained EU law”. However, new legislation such as the EU Clinical Trials Regulation, (“EU CTR”) or in relation to orphan medicines will not be applicable. In addition, as there is no general power to amend the “retained EU law”, the UK government adopted the Medicines and Medical Devices Act 2021 in February 2021 which addresses regulatory gaps through implementing regulations and delegated powers covering, among other things, the fields of human medicines and clinical trials of human medicines.  The new UK legislation may diverge from EU law and require that we comply with separate procedures and standards, which may lead to additional costs and increase our overall risk exposure.

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

●	the success of competitive products or technologies;
●	actual or expected changes in our growth rate relative to our competitors;
●	results of clinical trials of our product candidates or those of our competitors;
●	developments related to our existing or any future collaborations;
●	regulatory or legal developments in the United States and other countries;
●	development of new product candidates that may address our markets and make our product candidates less attractive;
●	changes in physician, hospital or healthcare provider practices that may make our product candidates less useful;
●	announcements by us, our partners or our competitors of significant acquisitions, strategic partnerships, joint ventures, collaborations or capital commitments;
●	developments or disputes concerning patent applications, issued patents or other proprietary rights;
●	the recruitment or departure of key personnel;
●	the level of expenses related to any of our product candidates or clinical development programs;
●	failure to meet or exceed financial estimates and projections of the investment community or that we provide to the public;
●	the results of our efforts to discover, develop, acquire or in-license additional product candidates or products;
●	actual or expected changes in estimates as to financial results, development timelines, recommendations by securities analysts or shifting investor perceptions;
●	variations in our financial results or those of companies that are perceived to be similar to us;
●	changes in the structure of healthcare payment systems;
●	market conditions in the pharmaceutical and biotechnology sectors;
●	general economic, industry and market conditions;
●	changes in accounting principles; and
●	the other factors described in this “Item 1A. Risk Factors” section and elsewhere in this Form 10-Q.

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

As of September 30, 2021, our executive officers, directors and shareholders who owned more than 5% of our outstanding ordinary shares and their respective affiliates, in the aggregate, hold ordinary shares representing approximately 41.9% of our outstanding ordinary shares.

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

MeiraGTx Holdings plc (Registrant)

Date: November 10, 2021	By:	/s/ Alexandria Forbes
Alexandria Forbes
Chief Executive Officer
(principal executive officer and authorized signatory)

Date: November 10, 2021	By:	/s/ Richard Giroux
Richard Giroux
Chief Financial Officer and Chief Operating Officer
(principal financial officer and principal accounting officer)