Form 10-K
period 2021-12-31
MeiraGTx Holdings plc
filed 2022-03-10
CIK 1735438

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

As of June 30, 2021, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the registrant’s ordinary shares held by non-affiliates of the registrant was approximately $458,612,481 (based upon the closing sale price of the registrant’s ordinary shares on that date on the Nasdaq Global Select Market).

As of March 8, 2022, the registrant had 44,677,614 ordinary shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to its 2022 annual shareholder meeting to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2021 are incorporated herein by reference in Part III of this Annual Report on Form 10-K.

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

RISK FACTOR SUMMARY

We are providing the following summary of the principal risk factors contained in this Form 10-K to enhance the readability and accessibility of our risk factor disclosures. We encourage you to carefully review in their entirety the full risk factors set forth in the section of this Form 10-K captioned “Item 1A. Risk Factors” for additional information regarding the material factors that make an investment in our ordinary shares speculative or risky. These risks and uncertainties include, among others, the following:

•	We have incurred significant losses since inception and anticipate that we will incur continued losses for the foreseeable future, and may never achieve or maintain profitability.
•	We will require additional capital to fund our operations, which may not be available on acceptable terms, if at all.
•	We are heavily dependent on the success of our Most Advanced Product Candidates (as defined in “Item 1A. Risk Factors”), which are still in development, and if none of them receive regulatory approval or are successfully commercialized, our business may be harmed.
•	The outbreak of the novel coronavirus disease, COVID-19, or other pandemic, epidemic or outbreak of an infectious disease may materially and adversely impact our business, including our preclinical studies, clinical trials, manufacturing capabilities and regulatory approvals.
•	It is difficult to predict the time and cost of product candidate development on our novel gene therapy platform. Very few gene therapies have been approved in the United States or in Europe.
•	Because gene therapy is novel and the regulatory landscape that governs any product candidates we may develop is uncertain and may change, we cannot predict the time and cost of obtaining regulatory approval, if we receive it at all, for any product candidates we may develop.
•	Clinical trials are expensive, time-consuming, difficult to design and implement, and involve an uncertain outcome. Further, we may encounter substantial delays in our clinical trials.
•	The affected populations for our product candidates may be smaller than we or third parties currently project, which may affect the addressable markets for our product candidates.
•	We and our contract manufacturers for plasmid are subject to significant regulation with respect to manufacturing our products. Our manufacturing facilities and the third-party manufacturing facilities which we rely on may not continue to meet regulatory requirements and have limited capacity.
•	Enacted and future healthcare legislation may increase the difficulty and cost for us to obtain marketing approval of and commercialize our product candidates and may affect the prices we may set.
•	We are subject to government laws, regulations, standards and other legal obligations relating to data privacy and security. Compliance with these requirements is complex and costly and our actual or perceived failures to comply could materially harm our business.
•	We face significant competition in an environment of rapid technological change, and there is a possibility that our competitors may achieve regulatory approval before us or develop therapies that are safer or more advanced or effective than ours, which may harm our financial condition and our ability to successfully market or commercialize any product candidates we may develop.

•	We depend on proprietary technology licensed from others. If we lose our existing licenses or are unable to acquire or license additional proprietary rights from third parties, we may not be able to continue developing our product candidates.
•	If we are unable to obtain and maintain patent protection for our technology and product candidates or if the scope of the patent protection obtained is not sufficiently broad, we may not be able to compete effectively in our markets.
•	We will need to expand our organization, and we may experience difficulties in managing this growth, which could disrupt our operations.
•	Our future success depends on our ability to retain our key personnel and to attract, retain and motivate qualified personnel.

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

PART I

ITEM 1. BUSINESS

Overview

We are a vertically integrated, clinical stage gene therapy company with six programs in clinical development and a broad pipeline of preclinical and research programs. We have core capabilities in viral vector design and optimization and gene therapy manufacturing, as well as a potentially transformative gene regulation technology. Led by an experienced management team, we have taken a portfolio approach by licensing, acquiring and developing technologies that give us depth across both product candidates and indications. The Company’s initial focus is on three distinct areas of unmet medical need: ocular, including inherited retinal diseases and large degenerative ocular diseases, neurodegenerative diseases and severe forms of xerostomia. Though initially focusing on the eye, central nervous system and salivary gland, we intend to expand our focus in the future to develop additional gene therapy treatments for patients suffering from a range of serious diseases.

We own and operate a flexible and scalable viral vector manufacturing facility in London, United Kingdom that we expect can supply our current ophthalmology, neurodegenerative disease and salivary gland clinical and preclinical programs through regulatory approval and, should they be approved, provide sufficient capacity for commercial production. Completed in early 2018 and designed to meet global regulatory requirements, including the current good manufacturing practices, or cGMP, required by the U.S. Food and Drug Administration, or FDA, our 29,000 square foot facility has two cell production suites, three independent viral vector production suites providing multi-product and multi-viral vector manufacturing capabilities and an integrated, flexible fill-and-finish suite. In May 2018, we were granted a license to manufacture gene therapy product candidates in our cGMP compliant manufacturing facility by the United Kingdom’s Medicines and Healthcare products Regulatory Agency, or MHRA. The MHRA re-certified the facility in the second quarter of 2020.

We have expanded our manufacturing capabilities by acquiring the buildings for our second cGMP viral vector manufacturing facility and our first cGMP plasmid and DNA production facility in Shannon, Ireland. We completed the acquisitions in January 2021. The campus encompasses 150,000 square feet and will include a high capacity cGMP manufacturing hub for clinical through commercial supply, clinical supply storage, quality control laboratories for global release, up to twelve viral vector production suites, fully scalable automated fill and finish facilities, an extensive warehouse and a separate cGMP plasmid and DNA manufacturing facility. We believe building our second viral vector manufacturing facility and bringing cGMP plasmid and DNA production in-house will provide greater flexibility and efficiency as we advance our product candidates through development, and should they be approved, commercial production.

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

We are also developing a potentially transformative technology to precisely and specifically control gene therapy expression levels via dose-response to orally delivered small molecules. The aim of this gene regulation platform is to transform gene therapy into a generalizable delivery mechanism for biologic drugs using a small molecule “switch” for temporal control. We believe the capacity for temporal control of gene therapy products has the potential to transform the gene therapy landscape by opening up new treatment possibilities.

Our Pipeline

Our initial focus is on three distinct areas of unmet medical need: ocular diseases, including inherited retinal diseases, or IRDs, as well as large degenerative ocular diseases, severe forms of xerostomia and neurodegenerative diseases. Utilizing our product development platform, we have assembled a pipeline of gene therapies to treat these serious diseases. Our criteria for selecting our initial product candidates included:

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

A summary of our product candidates and the status of such product candidates as of March 1, 2022 is described below. We retain worldwide development and commercialization rights to all of our product candidates, with the exception of AAV-CNGB3, AAV-CNGA3 and botaretigene sparoparvovec, formerly referred to as AAV-RPGR, which are subject to a strategic Collaboration, Option and License Agreement (the “Collaboration Agreement”) that we executed with Janssen Pharmaceuticals, Inc. (“Janssen”), one of the Janssen Pharmaceutical Companies of Johnson & Johnson on January 30, 2019.

In addition to these clinical and preclinical programs, we have preclinical and research programs in other indications and novel molecular technologies that we aim to advance into clinical development, including:

●	geographic atrophy age related macular degeneration, or dry AMD—use of gene therapy technology to introduce light sensitive molecules into rod photoreceptors in order to restore some aspects of vision lost in this disease;
●	other ocular conditions—glaucoma and uveitis;
●	amyotrophic lateral sclerosis, or ALS—targeting dysregulation of neuronal RNA processing, which we believe may lead to the degeneration of motor neurons that occurs in ALS;
●	Alzheimer’s disease—targeting endosomal trafficking, which is a central mechanism that we believe underlies Alzheimer’s disease;
●	central nervous systems/peripheral nervous system diseases—brain-derived neurotrophic factor gene therapy for treatment of genetic obesity disorders, as well as the development of gene therapy product candidates for other central nervous system diseases;
●	gene regulation—use of our proprietary RNA shape regulation cassette to switch gene therapy expression on and off with small molecules, potentially transforming gene therapy technology into a delivery mechanism for a broad array of biologic drugs; and
●	inflammatory/autoimmune diseases—use of gene therapy technology for the local delivery of immunomodulatory therapeutics, including osteoarthritis, gout and certain rare inflammatory disorders.

Our Ophthalmology Programs

Eye diseases are our first area of clinical focus and we aim to provide treatments with durable, long-term clinical benefit that will halt vision loss in patients. We currently have three Phase 1/2 clinical programs targeting IRDs, including AAV-CNGB3 and AAV-CNGA3 for the treatment of achromatopsia, or ACHM, related to mutations in CNGB3 and CNGA3 genes, respectively, and AAV-RPE65 for retinal dystrophy related to mutations in the RPE65 gene, or RPE65 deficiency. We have completed enrollment and dosing in all three of these programs. We also have a Phase 3 clinical program for botaretigene sparoparvovec for the treatment of X-linked retinitis pigmentosa related to mutations in the RPGR gene, or XLRP-RPGR. In addition to these four programs, AAV-AIPL1 was manufactured and released for compassionate use under an MHRA specials license in the United Kingdom, or UK, to treat patients with Leber congenital amaurosis 4, or LCA4, caused by mutations in the AIPL1 gene. In addition to these clinical programs in IRDs, we have preclinical programs that apply novel approaches to both wet and dry AMD, glaucoma and uveitis, as well as several other IRDs including retinol dehydrogenase 12, or RDH12, mutation-associated retinal dystrophy.

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

Botaretigene Sparoparvovec for the Treatment of X-Linked Retinitis Pigmentosa Associated with Mutations in the RPGR Gene

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

Clinical Development of Botaretigene Sparoparvovec

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

 Since XLRP-RPGR is a progressive disease in which the retina gradually degenerates starting in the outer, or peripheral, regions of the retina and initially causing “tunnel vision” with final degeneration of the central retina resulting in the complete loss of visual acuity and blindness that generally occurs by the time patients are 30 to 40 years old, we believe that the central region of the retina, including the macula and fovea, must be preserved to prevent the ultimate degeneration to blindness and to retain visual acuity. To this end, we aim to deliver botaretigene sparoparvovec to this central region of the retina.

We conducted a Phase 1/2 clinical trial of botaretigene sparoparvovec in XLRP patients. Botaretigene sparoparvovec was delivered via subretinal injection of up to 1mL with the potential for the surgeon to use multiple retinotomies targeting the region of the central retina, including the macula and fovea.

In the dose escalation portion of the Phase 1/2 trial, we enrolled 13 patients, including 10 young adults and 3 children. After we completed dosing patients in the dose escalation portion of the study, we enrolled patients in the randomized, controlled, extension portion of the Phase 1/2 trial. We disclosed six-month data from the dose escalation portion of the study as a late-breaker at the American Society of Retina Specialists 2020 Virtual Annual Meeting in July 2020, nine-month data at EURETINA 2020 Virtual Congress in October 2020 and twelve-month data at the American Academy of Ophthalmology 2020 Virtual Annual Meeting in November 2020. Data from each time point revealed that patients treated with low (n=3) and intermediate (n=4) dose botaretigene sparoparvovec experienced statistically significant improvement in retinal sensitivity. Nine-month data also indicated significant improvement in vision-guided mobility, and at 12-months, six of seven patients continued to show improved or stable vision in the treated eye. Each patient was treated with subretinal delivery of botaretigene sparoparvovec in one eye and the patient’s other eye served as an untreated control. The primary endpoint of the trial is safety, with secondary endpoints assessing changes in visual function at pre-specified timepoints post-treatment. Baseline values were determined in triplicate. Additionally, based on the safety and efficacy profile, the low and intermediate doses are being evaluated in the ongoing randomized, controlled, extension portion of the Phase 1/2 study, which completed enrollment in the first half of 2020.

We disclosed additional twelve-month clinical data from the dose escalation portion of the Phase 1/2 trial as part of an oral presentation at the EURETINA 2021 Virtual Congress in September 2021. The retinal function of ten adult males aged 18-30 years with RPGR-associated XLRP was assessed twelve months post-treatment. For the intermediate dose-escalation dose cohort (n=4), intervention with botaretigene sparoparvovec in the poorer-seeing eye altered the course of natural disease progression. At twelve months post-intervention, mean retinal sensitivity (MS) and volumetric analysis of the central 30 degrees of the retinal field (V30) in the treated eye were similar to levels observed twenty-four months pre-intervention, while the untreated eye showed a continued downward trajectory.

We recently initiated our Phase 3 Lumeos clinical trial, a randomized, controlled study of botaretigene sparoparvovec for the treatment of XLRP associated with variants in the RPGR gene. We have begun actively dosing patients and additional patients are being screened and enrolled at multiple sites across North America and Europe.

The FDA has granted Fast Track and orphan drug designations to botaretigene sparoparvovec. Competent authorities in the European Union, or EU, have granted Priority Medicines, or PRIME, advanced therapy medicinal product, or ATMP, and orphan drug designations to botaretigene sparoparvovec.

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

We expect to initiate a Phase 3 clinical trial for AAV-RPE65 in 2022.

The FDA and European Medicines Agency, or EMA, each granted orphan status to AAV-RPE65 for the treatment of LCA caused by mutations in the RPE65 gene. The FDA also granted AAV-RPE65 rare pediatric disease designation for the treatment of inherited retinal dystrophy due to biallelic RPE65 mutations.

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

We have an ongoing natural history study in ACHM including over 90 patients that allows us to collect structural and functional data for up to five years on prospectively defined endpoints, including functional tests, retinal imaging and electrophysiological assessments. We believe access to these ACHM patients has enabled us to efficiently enroll the most appropriate patients into our CNGB3 and CNGA3 Phase 1/2 clinical trials. In addition to giving us access to patients and potentially accelerated enrollment in our treatment studies, we believe the prospective natural history data on each treated patient allow us to gather robust data from our Phase 1/2 clinical trials in a condensed timeframe. We plan to initiate, together with Janssen, later stage clinical studies for AAV-CNGB3 and AAV-CNGA3 for the treatment of ACHM in 2022.

Clinical Development of AAV-CNGB3 for the Treatment of ACHM Caused by Mutations in the CNGB3 Gene

We have developed a product candidate, AAV-CNGB3, to treat ACHM caused by mutations in the CNGB3 gene. Mutations in the CNGB3 gene prevent cone photoreceptors from functioning because CNGB3’s gene product is integral to the formation of a specific membrane channel that enables cones’ electrical response to light. CNGB3 is a gene exclusively expressed in cones and our aim is to replace the absent function of the mutant CNGB3 gene with a normal copy of the gene in cones of IRD patients and thereby restore cone function. In order to drive expression of the functional CNGB3 gene specifically in cones and not in other cells of the retina, we use the cone specific human cone arrestin, or CAR, promoter to drive the expression of a codon optimized CNGB3 cDNA. Codon optimization improves protein expression by increasing translation efficiency. To transfect cone photoreceptors, we use the AAV8 capsid, which enables the efficient delivery of the CNGB3 gene cargo to those photoreceptors. As the vast majority of the cones in the eye are located centrally and concentrated in the macula, we treat this central region of the retina through subretinal injection to deliver the viral vector product candidate to the photoreceptors in which its activity is required.

We have completed enrollment and dosing of the Phase 1/2 clinical trial of AAV-CNGB3 in both adult and pediatric patients.  In this trial, AAV-CNGB3 was delivered via subretinal injection of up to 0.5mL targeting the central region of the retina, including the macula and fovea, where most of the cones are located. One eye is treated in each patient. The primary endpoint of this open-label, dose-escalation clinical trial is safety. Secondary endpoints include the outcomes of a range of functional and structural assessments.

Dosing was completed in this clinical trial in May 2019. In the dose escalation portion of the trial, we treated 11 adults. We also treated 12 children in the pediatric expansion cohorts. Six months following treatment, patients can move onto a long term follow up study in which they are followed for safety and indication of benefit for an additional four and a half years.

Our gene therapy product candidate AAV-CNGB3 was granted orphan drug designation by the FDA and the European Commission for the treatment of achromatopsia caused by mutations in the CNGB3 gene, rare pediatric disease designation by the FDA for the treatment of achromatopsia caused by mutations in the CNGB3 gene, and Fast Track designation by the FDA for the treatment of achromatopsia caused by CNGB3 mutations. We were granted PRIME designation by the EMA in October 2018 based on data from the first adult treatment cohort along with preclinical data.

Clinical Development of AAV-CNGA3 for the Treatment of ACHM Caused by Mutations in the CNGA3 Gene

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

We have completed enrollment and dosing of the open-label, dose-escalation Phase 1/2 clinical trial of AAV-CNGA3 in patients with ACHM due to mutations in the CNGA3 gene.

Our gene therapy product candidate AAV-CNGA3 was granted orphan drug designation by the FDA and EMA, rare pediatric disease designation by the FDA, and in January 2021, was granted Fast Track designation by the FDA for the treatment of ACHM caused by CNGA3 mutations.

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

The FDA and European Commission granted orphan designation to AAV-AIPL1 for treatment of inherited retina dystrophy due to defects in AIPL1 gene.

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

We recently received orphan drug designation from the FDA as well as orphan medicinal product designation from the European Commission for AAV-RDH12 for the treatment of RDH12-associated retinal dystrophy.

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

AAV-hAQP1 for the Treatment of Radiation-Induced Grade 2/3 Xerostomia

Radiation induced xerostomia, or RIX, is a severe and debilitating long-term side effect of radiation treatment for head and neck cancer. Chronic RIX results in severe side effects, including difficulty swallowing, or dysphagia, oral discomfort, malnutrition, oral mucositis, changes in taste, increased oral infections and dental cavities, resulting in a significant negative impact on patient quality of life. Current treatment options for RIX are few and are of limited benefit. The sialogogues pilocarpine (approved for RIX) and cevimeline (used off-label) are minimally effective in patients with grade 2/3 RIX where the gland structure and function have been significantly impaired. No new medications for RIX have been approved in over 20 years.

Worldwide, there are approximately 650,000 new cases of head and neck cancer diagnosed each year, with approximately 54,000 cases in the U.S. alone, making it the fifth most common malignancy. Approximately 85% of patients who receive radiation treatment for head and neck cancer experience reduced saliva production during treatment, and approximately 50% of those patients who remain cancer free for two or more years after treatment continue to suffer from grade 2 or 3 RIX. There are approximately 170,000 such patients in the U.S., with approximately 5,000 to 10,000 new cases each year in the U.S.

Salivary glands are an attractive target organ for gene therapy treatments because they are self-contained, partially immune protected and easily accessible, allowing for non-invasive delivery of small vector doses.

We are developing AAV-hAQP1 to treat RIX by increasing water conduction in the chronically damaged salivary glands by introducing a water conducting channel into the remaining epithelial cells of these damaged glands. Adequate water secretion by surviving epithelial cells has the potential to deliver the protective exocrine proteins produced by remaining gland cells into the mouth.

The key to our approach is that, unlike the water conducting acinar cells, the water impermeable duct cells of the glands appear to be resilient to infrared radiation exposure. As a consequence of this relative resilience to radiation treatment, salivary glands damaged by radiation treatment tend to contain mostly water impermeable ductal epithelial cells. To make these duct cells permeable to water, AAV-hAQP1 introduces the gene for the human aquaporin water channel, or hAQP1. We have demonstrated that this has the potential to convey water permeability and causes ductal cells to generate an osmotic gradient, which causes them to secrete fluid into the lumen of the duct.

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

We are currently conducting a Phase 1 dose escalation clinical trial of AAV-hAQP1 at the NIH in patients with grade 2 or 3 RIX who remain cancer free for at least five years after receiving radiation treatment. In this trial we are using AAV2 to deliver the hAQP1 gene, as we believe AAV2 efficiently transfects the salivary gland cells and does not spread beyond the target cells. The aim of the trial is to determine the safety of inserting hAQP1 locally into the salivary glands of RIX patients, as well as to measure changes in salivary flow resulting from the introduction of this channel. We have completed dosing in the first four cohorts and are enrolling patients into the fifth and final dose escalation cohort. This clinical trial is being conducted in conjunction with the National Institute of Dental and Craniofacial Research at the United States National Institutes of Health, or the NIH, Dental Clinic.

In the third quarter of 2019, we also initiated an open-label, multi-center Phase 1 dose escalation clinical trial of a single administration of our product candidate AAV-hAQP1 to one or both parotid glands in patients with grade 2 or 3 RIX. In December 2021, we announced preliminary data from this Phase 1 clinical trial. The announcement included data from seven patients treated in cohorts 1, 2 and 3 of the unilateral dose escalation phase of the clinical trial. Six of the seven patients who reached 90 days following treatment reported their symptoms of dry mouth as better following treatment pursuant to a validated patient reported assessment of xerostomia symptoms, constituting clinically meaningful improvement. One patient who reported the maximum response evaluable at 12-months had reached the 24-month time point and reported the same level of response. In March 2022, we completed enrollment of the study. A total of 24 patients received either unilateral (n=12) or bilateral (n=12) treatment in one of eight escalating dose cohorts of three patients each. The investigational gene therapy AAV-hAQP1 has been well tolerated with no dose limiting toxicity and no treatment-related serious adverse events reported. All subjects are to be followed for one year post-treatment in the present study and for an additional four years in the long-term follow-up study, per FDA guidelines.

Based on the safety and efficacy profile of AAV-hAQP1 in the Phase 1 clinical trial and regulatory precedent, we intend to initiate a randomized, double-blind, placebo-controlled Phase 2 study evaluating two active doses of AAV-hAQP1 for the treatment of grade 2 or 3 RIX in the second half of 2022.

The FDA granted orphan drug designation to AAV-hAQP1 for the treatment of symptoms of grade 2 and grade 3 late xerostomia from parotid gland hypofunction caused by radiotherapy for cancer of the oral cavity.

AAV-hAQP1 for the Treatment of Sjogren’s Syndrome

The destruction of salivary tissue resulting in chronic xerostomia may also be caused by chronic autoimmune disease. Sjogren’s syndrome is an autoimmune disease in which a patient’s immune system may target the salivary glands. Chronic inflammation of the salivary glands results in long term damage and chronic xerostomia in many Sjogren’s patients. Data from preclinical studies in animal models of Sjogren’s syndrome and data from explants of minor salivary glands of Sjogren’s patients suggest that Sjogren’s syndrome may also be treatable with our AAV-hAQP1 vector. Supported by data from our preclinical studies and our ongoing RIX clinical trials, we are currently conducting IND-enabling studies of AAV-hAQP1 for xerostomia caused by Sjogren’s syndrome.

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

We anticipate filing an Investigational New Drug application (IND) for AAV-GAD during the first half of 2022, with material that has been manufactured with our in-house proprietary manufacturing process at our cGMP manufacturing facility in London.

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

●	Deep Expertise in Gene Therapy Development: We believe our expertise in viral vector design, optimization and process development allows us to efficiently advance gene therapy products candidates from preclinical development to cGMP manufacturing and clinical development through commercialization.
●	Potentially Transformative Gene Regulation Technology Platform: We are developing proprietary technology to enable innovative gene therapy treatments whose expression can be turned on and off with an easily administered small molecule. We believe the capacity for temporal control of gene therapy products has the potential to transform the gene therapy landscape by opening up new treatment possibilities.
●	Manufacturing Capabilities and Capacity: We have a flexible and scalable cGMP manufacturing facility and production process in London, which we expect can supply our current clinical and preclinical programs through regulatory approval and, should they be approved, provide sufficient capacity for their commercial production. We have also expanded our manufacturing capabilities by acquiring the buildings for our second cGMP viral vector manufacturing facility and our first cGMP plasmid and DNA production facility in Shannon, Ireland. The plasmid and DNA production facility is complete and we expect the viral vector manufacturing facility to be completed during 2022.
●	Robust and Diverse Clinical and Preclinical Pipeline: Applying our portfolio approach to gene therapy product development, our initial focus is on treatments for ocular disorders, including IRDs and large degenerative ocular diseases, as well as salivary gland disorders and neurodegenerative diseases. We have six programs in clinical development, one program under a compassionate use specials license and a broad preclinical development pipeline.
●	Relationships with Leading Institutions: Our longstanding relationships with leading institutions and experts provides us with guidance on development strategy and access to potential patients for our clinical trials.
●	Natural History Study Data: We sponsor ongoing prospective long-term natural history studies in IRDs that facilitate our ability to efficiently enroll our treatment studies, potentially reducing clinical trial timelines and providing insight into the appropriate endpoints for regulatory approval.

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

Our Competitive Advantage in IRDs: Vector Engineering, Natural History Studies and Relationships with Leading Institutions

IRDs as a class are the most common cause of blindness in the working age population worldwide and a leading cause of impaired vision in children in developed countries. There are approximately 200,000 people in each of the U.S., EU and UK affected by IRDs. However, IRDs may be caused by mutations in over 300 identified genes, and in many cases each genetically defined IRD may be a small patient population. Meaningful clinical trials for these sorts of rare indications are especially challenging because they require access to sufficient patients and baseline data on each patient in order to secure clear indicators of efficacy as a result of intervention. We seek to address this problem by sponsoring prospectively designed natural history studies in each of the indications that we are treating in our Phase 1/2 trials.

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

Our Gene Regulation Platform

We are developing a potentially transformative technology designed to precisely and specifically control gene therapy expression levels via dose-response to orally delivered small molecules. The aim of this gene regulation platform is to transform gene therapy into a generalizable mechanism for the delivery of biologic drugs. The idea is that the gene encoding a particular biologic drug or a therapeutic antibody would be delivered to target cells in the body, but these genes would only be activated in the presence of a specific, proprietary small molecule. The therapeutic protein would be manufactured by the body only in the presence of the small molecule so that intermittent production of the therapeutic protein would be achieved by dosing with the small molecule drug.

This temporal regulation of gene therapy products by exogenous small molecules has long been a goal of gene therapy researchers. The ability to regulate transgenes by introducing temporal control has the potential to transform the gene therapy landscape and the biologics industry as a whole. Our approach focuses on riboswitches to regulate gene expression rather than on the modulation of transcription factor activity.

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

One of the features of our mammalian riboswitch is its unprecedented dynamic range of greater than 5,000-fold. We believe this technology is viable for a therapeutic product and is also the first instance of a proprietary system for screening randomized aptamers and small molecules within mammalian cells for functional interactions.

Using our proprietary technology, we have demonstrated the ability to regulate multiple genes in vitro and in vivo in multiple tissue types using multiple small molecules.

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

We have more than 185 highly trained multidisciplinary staff on our manufacturing team with backgrounds in a diverse array of manufacturing sciences, technologies, analytics and production working together to expedite delivery of gene therapy products.

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

We have expanded our manufacturing capabilities by acquiring the buildings for our second cGMP viral vector manufacturing facility and our first cGMP plasmid and DNA production facility in Shannon, Ireland. We completed the acquisitions in January 2021. The campus encompasses 150,000 square feet and will include a high capacity cGMP manufacturing hub for clinical through commercial supply, clinical supply storage, quality control laboratories for global release, up to twelve viral vector production suites, fully scalable automated fill and finish facilities, an extensive warehouse and a separate cGMP plasmid and DNA manufacturing facility.

We currently rely on third-party manufacturers for the plasmid used in the production of our product candidates. We believe that building a second viral vector manufacturing facility and bringing cGMP plasmid and DNA production in-house will provide greater flexibility and efficiency as we advance our product candidates through development, and should they be approved, commercial production. The plasmid and DNA production facility has been completed and we expect the viral vector facility to be completed in 2022.

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

As of December 31, 2021, we own, co-own, have an exclusive license, or an exclusive option to license 261 United States and foreign issued or allowed patents and 342 patent applications, pending in the United States and internationally. For any individual patent, the term depends on the applicable law in the country in which the patent is granted. In most countries where we have filed patent applications or in-licensed patents and patent applications, patents have a term of 20 years from the application filing date or earliest claimed non-provisional priority date. In the United States, the patent term is 20 years but may be shortened if a patent is terminally disclaimed over another patent that expires earlier. The term of a U.S. patent may also be lengthened by a patent term adjustment, in order to address administrative delays by the United States Patent and Trademark Office in granting a patent. In the United States, the term of a patent that covers an FDA-approved drug or biologic may be eligible for patent term extension in order to restore the period of a patent term lost during the premarket FDA regulatory review process. The Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch-Waxman Act, permits a patent term extension of up to five years beyond the natural expiration of the patent. The patent term restoration period is generally equal to the regulatory review period for the approved product which period occurs after the date the patent is issued, subject to certain exceptions. Only one patent may be extended for a regulatory review period for any product, and the application for the extension must be submitted prior to the expiration of the patent. In the future, we may decide to apply for restoration of patent term for one of our currently owned or licensed patents to extend its current expiration date, depending on the expected length of the clinical trials and other factors involved in the filing of the relevant Biologics License Application.

Company-Owned Intellectual Property

We own seven patent families relating to gene regulation platform technologies developed by us. The first patent family includes 43 issued patents in the United States, Albania, Austria, Belgium, Bulgaria, China, Croatia, Cyprus, Czech, Denmark, Estonia, Eurasian Patent Organization, Finland, France, Germany, Greece, Hong Kong, Hungary, Iceland, Ireland, Israel, Italy, Japan, Latvia, Lithuania, Luxembourg, Malta, Monaco, Netherlands, North Macedonia, Norway, Poland, Portugal, Romania, San Marino, Serbia, Slovakia, Slovenia, Spain, Sweden, Switzerland/Liechtenstein, Turkey and the United Kingdom and 23 pending patent applications with claims directed to compositions of matter and methods of use in the United States, Europe, African Regional Intellectual Property Organization, Australia, Brazil, Canada, China, Egypt, Eurasian Patent Organization, India, Indonesia, Israel, Japan, Republic of Korea, Malaysia, Mexico, New Zealand (two applications), Philippines (two applications), Singapore, South Africa and Vietnam. Patents issued from this family are expected to expire February 2, 2036, not including any patent term adjustments that may extend the patent term in certain jurisdictions.

The second patent family includes 23 pending patent applications with claims directed to compositions of matter and methods of use in the United States, Europe, African Regional Intellectual Property Organization, Australia, Brazil, Canada, China, Egypt, Eurasian Patent Organization, Hong Kong, India, Indonesia (two applications), Israel, Japan, Republic of Korea, Malaysia, Mexico, New Zealand, Philippines, Singapore, South Africa and Vietnam. Patents issued from this family are expected to expire February 2, 2037, not including any patent term adjustments that may extend the patent term in certain jurisdictions.

The third patent family includes 22 pending patent applications with claims directed to compositions of matter and methods of use in the United States, Europe, African Regional Intellectual Property Organization, Australia, Brazil, Canada, China, Egypt, Eurasian Patent Organization, Hong Kong, India, Indonesia, Israel, Japan, Republic of Korea, Malaysia, Mexico, New Zealand, Philippines, Singapore, South Africa and Vietnam. Patents issued from this family are expected to expire February 2, 2037, not including any patent term adjustments that may extend the patent term in certain jurisdictions.

The fourth patent family includes 22 pending patent applications with claims directed to compositions of matter and methods of use in the United States, Europe, African Regional Industrial Property Organization, Australia, Brazil, Canada, China, Egypt, Eurasian Patent Organization, Hong Kong, India, Indonesia, Israel, Japan, Republic of Korea, Malaysia, Mexico, New Zealand, Philippines, Singapore, South Africa and Vietnam. Patents issued from this family are expected to expire August 3, 2037, not including any patent term adjustments that may extend the patent term in certain jurisdictions.

The fifth patent family includes 22 pending patent applications with claims directed to compositions of matter and methods of use in the United States, Europe, African Regional Industrial Property Organization, Australia, Brazil, Canada, China, Eurasian Patent Organization, Egypt, Hong Kong, Indonesia, Israel, India, Japan, Republic of Korea, Mexico, Malaysia, New Zealand, Philippines, Singapore, South Africa and Vietnam. Patents issued from this family are expected to expire on March 2, 2038, not including any patent term adjustments that may extend the patent term in certain jurisdictions.

The sixth patent family includes 22 pending patent applications with claims directed to compositions of matter and methods of use in the United States, Europe, African Regional Industrial Property Organization, Australia, Brazil, Canada, China, Eurasian Patent Organization, Egypt, Hong Kong, India, Indonesia, Israel, Japan, Republic of Korea, Mexico, Malaysia, New Zealand, Philippines, Singapore, South Africa and Vietnam. Patents issued from this family are expected to expire on February 21, 2038, not including any patent term adjustments that may extend the patent term in certain jurisdictions.

The seventh patent family includes one pending Patent Cooperation Treaty patent application with claims directed to compositions of matter and methods of use. Patents issued from this family are expected to expire on March 24, 2041, not including any patent term adjustments that may extend the patent term in certain jurisdictions.

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

The first patent family, with claims directed to compositions of matter and methods of use relating to our RPE65 program, and the AAV-RPE65 product candidate includes 43 issued patents in the United States, Albania, Austria, Belgium, Bulgaria, Croatia, Cyprus, Czechia, Denmark, Estonia, Finland, France, Germany, Greece, Hong Kong, Hungary, Iceland, India, Ireland, Italy, Japan, Latvia, Lithuania, Luxembourg, Malta, Mexico, Monaco, Netherlands, North Macedonia, Norway, Poland, Portugal, Romania, San Moreno, Serbia, Singapore, Slovakia, Slovenia, Spain, Sweden, Switzerland/Liechtenstein, Turkey and the United Kingdom and 17 pending patent applications in the United States, Europe, Australia, Brazil, Canada, China, Egypt, Hong Kong, Israel (two applications), Malaysia, Mexico, New Zealand (two applications), Nigeria, Philippines and Thailand. Patents issued from this family are expected to expire February 8, 2036, not including any patent term extensions or adjustments that may extend the patent term in certain jurisdictions.

The second patent family includes 22 pending patent applications with claims directed to compositions of matter and methods of use relating to our achromatopsia program and the AAV-CNGA3 product candidate in the United States, Europe, African Regional Intellectual Property Organization, Australia, Brazil, Canada, China, Egypt, Eurasian

Patent Convention, Hong Kong, India, Indonesia, Israel, Japan, Republic of Korea, Malaysia, Mexico, New Zealand, Philippines, Singapore, South Africa and Vietnam. Patents issued from this family are expected to expire January 14, 2039, not including any patent term extensions or adjustments that may extend the patent term in certain jurisdictions.

The third patent family, with claims directed to compositions of matter and methods of use relating to our retinitis pigmentosa program and the botaretigene sparoparvovec product candidate, includes 41 issued patents in the United States (two patents), Albania, Austria, Belgium, Bulgaria, Croatia, Cyprus, Czechia, Denmark, Estonia, Finland, France, Germany, Greece, Hungary, Iceland, Ireland, Italy, Japan (two patents), Latvia, Lithuania, Luxembourg, Malta, Monaco, Netherlands, North Macedonia, Norway, Poland, Portugal, Romania, San Moreno, Serbia, Slovakia, Slovenia, Spain, Sweden, Switzerland/Liechtenstein, Turkey and the United Kingdom and five pending applications in Europe, Canada, China, Hong Kong and Japan. Patents issued from this family are expected to expire July 17, 2035, not including any patent term extensions or adjustments that may extend the patent term in certain jurisdictions.

The fourth patent family which we have optioned, with claims directed to compositions of matter and methods of use relating to our dry AMD gene therapy program, includes five issued patents in Japan, Singapore, Malaysia, Republic of Korea and South Africa and 21 pending applications in the United States, Europe, African Regional Intellectual Property Organization, Australia, Brazil, Canada, China, Egypt, Eurasian Patent Organization, Hong Kong (two applications), India, Indonesia, Israel, Mexico, New Zealand, Nigeria, Philippines, Singapore, Thailand and Vietnam. Patents issued from this family are expected to expire February 19, 2036, not including any patent term extensions or adjustments that may extend the patent term in certain jurisdictions.

Brandeis

The licensed Brandeis portfolio includes one patent family with claims directed to compositions of matter and methods of use relating to our ALS gene therapy program and the AAV-UPF1 product candidate.

This patent family includes 16 issued patents in the United States, Austria, Australia, Belgium, Denmark, France, Germany, Hong Kong, Ireland, Italy, Netherlands, Norway, Spain, Sweden, Switzerland/Liechtenstein and the United Kingdom and four pending patent applications in the United States, Europe, Canada and Hong Kong. Patents issued from this family are expected to expire October 8, 2033, not including any patent term extensions or adjustments that may extend the patent term in certain jurisdictions.

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

Trademarks

Our trademark MeiraGTx has been registered in the U.S. and EU.

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

FDA Approval Process

We expect our product candidates to be regulated as biologics. Biological products, including gene therapy products, are subject to extensive regulation by the FDA under the Federal Food, Drug, and Cosmetic Act, or FDCA, and the Public Health Service Act, or PHSA, and other federal, state, local and foreign statutes and regulations. Both the FDCA and the PHSA and their corresponding regulations govern, among other things, the research, development, safety, testing, packaging, manufacture, storage, recordkeeping, approval, labeling, promotion and marketing, distribution, post-approval monitoring and reporting, sampling, and import and export of biological products.

U.S. Biological Products Development Process

Our products must be approved by the FDA through the Biologics License Application, or BLA, process before they may be legally marketed in the United States. The process required by the FDA before a biologic may be marketed in the United States generally involves the following:

●	completion of extensive nonclinical studies, sometimes referred to as preclinical laboratory tests, and preclinical studies and applicable requirements for the humane use of laboratory animals and formulation studies in accordance with applicable regulations, including good laboratory practices, or GLPs;
●	submission to the FDA of an IND which must become effective before clinical trials may begin;
●	approval by an independent Institutional Review Board, or IRB, or ethics committee at each clinical site before the trial is commenced;
●	performance of adequate and well controlled human clinical trials according to the FDA’s regulations commonly referred to as good clinical practices, or GCPs, and any additional requirements for the protection of human research subjects and their health information, to establish the safety and efficacy of the proposed biological product for its intended use;
●	submission to the FDA of a BLA for marketing approval that includes substantive evidence of safety, purity, potency and efficacy from results of nonclinical testing and clinical trials;
●	satisfactory completion of an FDA inspection of the manufacturing facility or facilities where the biological product is produced to assess compliance with cGMP to assure that the facilities, methods and controls are adequate to preserve the biological product’s identity, strength, quality and purity;
●	potential FDA audit of the nonclinical and clinical study sites that generated the data in support of the BLA; and
●	FDA review and approval, or licensure, of the BLA.

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

A sponsor who is planning to submit a marketing application for a drug or biological product that includes a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration must submit an initial Pediatric Study Plan, or PSP, within sixty days after an end-of-Phase 2 meeting or as may be agreed between the sponsor and FDA. The initial PSP must include, among other things, an outline of the pediatric study or studies that the sponsor plans to conduct, including to the extent practicable study objectives and design, age groups, relevant endpoints and statistical approach, or a justification for not including such detailed information, and any request for a deferral of pediatric assessments or a full or partial waiver of the requirement to provide data from pediatric studies along with supporting information, along with any other information specified in FDA regulations. The FDA and the sponsor must reach agreement on the PSP. A sponsor can submit amendments to an agreed-upon initial PSP at any time if changes to the pediatric plan need to be considered based on data collected from nonclinical studies, early phase clinical trials, and/or other clinical development programs. The FDA may grant deferrals for submission of data or full or partial waivers. Unless otherwise required by regulation, PREA does not apply to any biological product for an indication for which orphan designation has been granted.

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

In the United States, orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and BLA user-fee waivers. In addition, if a product receives the first FDA approval for the indication for which it has orphan designation, the product is entitled to orphan drug exclusivity, which means the FDA may not approve any other application, including a full BLA, to market the same drug or biologic for the same disease or condition for a period of seven years, except in limited circumstances, such as a showing of clinical superiority over the product with orphan exclusivity or where the manufacturer with orphan exclusivity is unable to assure sufficient quantities of the approved orphan-designated product. Competitors, however, may receive approval of different products for the indication for which the orphan product has exclusivity or obtain approval for the same product but for a different indication for which the orphan product has exclusivity. Orphan product exclusivity also could block the approval of one of our products for seven years if a competitor obtains approval of the same biological product as defined by the FDA or if our product candidate is determined to be contained within the competitor’s product for the same indication or disease. If a drug or biological product designated as an orphan product receives marketing approval for an indication broader than what is designated, it may not be entitled to orphan product exclusivity. In addition, exclusive marketing rights in the United States may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition.

Expedited Development and Review Programs

The FDA has a Fast Track program that is intended to expedite or facilitate the process for reviewing new biological products that meet certain criteria. Specifically, new biological products are eligible for Fast Track designation if they are intended to treat a serious or life-threatening disease or condition and demonstrate the potential to address unmet medical needs for the disease or condition. Fast Track designation applies to the combination of the product and the specific indication for which it is being studied. The sponsor of a new biologic may request that the FDA designate the biologic as a Fast Track product at any time during clinical development of the product. The FDA must determine if the biologic product candidate qualifies for Fast Track designation within 60 days of receipt of the sponsor’s request. Unique to a Fast Track product, the FDA may consider for review sections of the marketing application on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the application, the FDA agrees to accept sections of the application and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the application. In addition, a Fast Track designated product is eligible for more frequent meetings with the FDA to discuss the biologic product's development plan and ensure collection of appropriate data needed to support approval, and may result in more frequent written communication from the FDA about such things as the design of the proposed clinical trials and use of biomarkers.

In addition, the FDA established a Breakthrough Therapy designation which is intended to expedite the development and review of products that are intended to treat serious or life-threatening diseases or conditions. A Breakthrough Therapy-designated product candidate is defined as a drug or biologic that is intended, alone or in combination with one or more other drugs or biologics, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the product may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. The designation includes all of the features of Fast Track designation, as well as more intensive FDA interaction and guidance.

Any product submitted to the FDA for marketing, including a product that has received a Fast Track or Breakthrough Therapy designation, may be eligible for other types of FDA programs intended to expedite development and review, such as priority review and accelerated approval. An application seeking marketing approval for a biologic product is eligible for priority review if the biologic has the potential to provide safe and effective therapy where no satisfactory alternative therapy exists or there is potential for a significant improvement in the treatment, diagnosis or prevention of a disease compared to marketed products. The FDA will attempt to direct additional resources to the evaluation of an application for a new biological product designated for priority review in an effort to facilitate the review. Priority review means the FDA’s goal is to take action on an application within six months (compared to 10 months under standard review).

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

Fast Track designation, priority review, accelerated approval, Breakthrough Therapy designation and RMAT designation do not change the standards for approval but may expedite the development or approval process. Even if these designations are received, the FDA may later decide that a product candidate no longer meets the conditions for qualification.

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

Other Healthcare Laws and Compliance Requirements

Pharmaceutical companies are subject to additional healthcare regulation and enforcement by the federal government and by authorities in the states and foreign jurisdictions in which they conduct their business, which may constrain the financial arrangements and relationships through which we conduct our research, as well as, sell, market and distribute any products for which we obtain marketing approval. Such laws include, without limitation, federal and state anti-kickback, fraud and abuse, false claims and transparency laws and regulations regarding drug pricing and payments or other transfers of value made to physicians and other licensed healthcare professionals. If their operations are found to be in violation of any of such laws or any other governmental regulations that apply, they may be subject to penalties, including, without limitation, administrative, civil and criminal penalties, damages, fines, disgorgement, the curtailment or restructuring of operations, exclusion from participation in federal and state healthcare programs, integrity oversight and reporting obligations to resolve allegations of non-compliance and imprisonment.

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

In March 2010, the Patient Protection and Affordable Care Act, or the ACA, was signed into law, which substantially changed the way healthcare is financed by both governmental and private insurers in the United States, and significantly affected the pharmaceutical industry. The ACA contained a number of provisions of particular import to the pharmaceutical and biotechnology industries, including, but not limited to, those governing enrollment in federal healthcare programs, a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected, and annual fees based on pharmaceutical companies’ share of sales to federal health care programs.

Since its enactment, there have been judicial, Congressional and executive branch challenges to certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Prior to the Supreme Court’s decision, President Biden issued an executive order to initiate a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace from February 15, 2021 through August 15, 2021. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA.

Other legislative changes have been proposed and adopted since the ACA was enacted, including aggregate reductions of Medicare payments to providers of 2% per fiscal year, which was temporarily suspended from May 1, 2020 through March 31, 2022, and reduced payments to several types of Medicare providers.  Moreover, there has recently been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

U.S. Data Privacy and Security Laws

In the United States, numerous federal and state laws and regulations, including data breach notification laws, health information privacy and security laws, including the Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, and regulations promulgated thereunder, or collectively, HIPAA, and federal and state consumer protection laws and regulations (e.g., Section 5 of the Federal Trade Commission Act), that govern the collection, use, disclosure, and protection of health-related and other personal information could apply to our operations or the operations of our partners. In addition, certain state laws, such as the California Consumer Privacy Act, or CCPA, the California Privacy Rights Act, or CPRA, govern the privacy and security of personal information, including health-related information in certain circumstances, some of which are more stringent than HIPAA and many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. Failure to comply with these laws, where applicable, can result in the imposition of significant civil and/or criminal penalties and private litigation. Privacy and security laws, regulations, and other obligations are constantly evolving, may conflict with each other to make compliance efforts more challenging, and can result in investigations, proceedings, or actions that lead to significant penalties and restrictions on data processing.

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

Government Regulation Outside of the United States

In addition to regulations in the United States, we may be subject to a variety of regulations in other jurisdictions, for instance in the UK or EU, governing, among other things, clinical trials, marketing authorizations, post-marketing authorization requirements and any commercial sales and distribution of our products. Because biologically sourced raw materials are subject to unique contamination risks, their use may be restricted in some countries. In addition, ethical, social and legal concerns about gene therapy, genetic testing, genetic research and gene-editing technology, could result in additional regulations restricting or prohibiting the processes we may use.

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

Non-Clinical Studies and Clinical Trials

Similar to the United States, the various phases of non-clinical and clinical research abroad are subject to significant regulatory controls.

Non-clinical studies are performed to demonstrate the health or environmental safety of new chemical or biological substances. Non-clinical studies must be conducted in compliance with the principles of GLP, as set forth in EU Directive 2004/10/EC. In particular, non-clinical studies, both in vitro and in vivo, must be planned, performed, monitored, recorded, reported and archived in accordance with the GLP principles, which define a set of rules and criteria for a quality system for the organizational process and the conditions for non-clinical studies. These GLP standards reflect the Organization for Economic Co-operation and Development requirements.

Clinical trials of medicinal products in the EU must be conducted in accordance with EU and national regulations and the International Conference on Harmonization, or ICH, guidelines on GCPs, as well as the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki. Additional GCP guidelines from the European Commission, focusing in particular on traceability, apply to clinical trials of ATMPs. If the sponsor of the clinical trial is not established within the EU, it must appoint an entity within the EU to act as its legal representative. The sponsor must take out a clinical trial insurance policy, and in most EU member states, the sponsor is liable to provide ‘no fault’ compensation to any study subject injured in the clinical trial.

The regulatory landscape related to clinical trials in the EU has been subject to recent changes. The EU Clinical Trials Regulation, or CTR, which was adopted in April 2014 and repeals the EU Clinical Trials Directive, became applicable on January 31, 2022. Unlike directives, the CTR is directly applicable in all EU member states without the need for member states to further implement it into national law. The CTR notably harmonizes the assessment and supervision processes for clinical trials throughout the EU via a Clinical Trials Information System, which contains a centralized EU portal and database.

While the Clinical Trials Directive required a separate clinical trial application, or CTA, to be submitted in each member state, to both the competent national health authority and an independent ethics committee, much like the FDA and IRB respectively, the CTR introduces a centralized process and only requires the submission of a single application to all member states concerned. The CTR allows sponsors to make a single submission to both the competent authority and an ethics committee in each member state, leading to a single decision per member state. The CTA must include, among other things, a copy of the trial protocol and an investigational medicinal product dossier containing information about the manufacture and quality of the medicinal product under investigation. The assessment procedure of the CTA has been harmonized as well, including a joint assessment by all member states concerned, and a separate assessment by each member state with respect to specific requirements related to its own territory, including ethics rules. Each member state’s decision is communicated to the sponsor via the centralized EU portal. Once the CTA is approved, clinical study development may proceed.

The CTR foresees a three-year transition period. The extent to which ongoing and new clinical trials will be governed by the CTR varies. For clinical trials whose CTA was made under the Clinical Trials Directive before January 31, 2022, the Clinical Trials Directive will continue to apply on a transitional basis for three years. Additionally, sponsors may still choose to submit a CTA under either the Clinical Trials Directive or the CTR until January 31, 2023 and, if authorized, those will be governed by the Clinical Trials Directive until January 31, 2025. By that date, all ongoing trials will become subject to the provisions of the CTR.

Medicines used in clinical trials must be manufactured in accordance with good manufacturing practices, or GMP. Other national and EU-wide regulatory requirements may also apply.

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

Marketing Authorizations

In the EU, medicinal products can only be placed on the market after obtaining a marketing authorization, or MA. To obtain regulatory approval of an investigational chemical or biological product in the EU, we must submit a marketing authorization application, or MAA. The process for doing this depends, among other things, on the nature of the medicinal product.

“Centralized MAs” issued by the European Commission, based on the opinion of the EMA, are valid across the entire territory of the EU. The centralized procedure is compulsory for certain types of product candidates, such as: (i) medicinal products derived from biotechnology processes, such as genetic engineering, (ii) medicinal products containing a new active substance indicated for the treatment of certain diseases, such as HIV/AIDS, cancer, diabetes, neurodegenerative diseases, autoimmune and other immune dysfunctions and viral diseases, (iii) designated orphan medicines and (iv) ATMPs, such as gene therapy, somatic cell therapy or tissue-engineered medicines. The centralized procedure is optional for product candidates containing a new active substance not yet authorized in the EU, or for product candidates that constitute a significant therapeutic, scientific or technical innovation or which are in the interest of public health in the EU.

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

“National MAs” are issued by the competent authorities of the EU member states, only cover their respective territory, and are available for product candidates not falling within the mandatory scope of the centralized procedure. Where a product has already been authorized for marketing in an EU member state, this national MA can be recognized in another member state through the mutual recognition procedure. If the product has not received a national MA in any member state at the time of application, it can be approved simultaneously in various member states through the decentralized procedure. Under the decentralized procedure an identical dossier is submitted to the competent authorities of each of the member states in which the MA is sought, one of which is selected by the applicant as the reference member state.

MAs have an initial duration of five years. After these five years, the authorization may be renewed on the basis of a reevaluation of the risk-benefit balance. Once renewed, the MA is valid for an unlimited period unless the European Commission or the national competent authority decides, on justified grounds relating to pharmacovigilance, to proceed with one additional five-year renewal

In exceptional cases, the CHMP might perform an accelerated review of an MAA in no more than 150 days (not including clock stops). Innovative products that target an unmet medical need and are expected to be of major public health interest may be eligible for a number of expedited development and review programs, such as the PRIME scheme, which provides incentives similar to the Breakthrough Therapy designation in the U.S. PRIME is a voluntary scheme aimed at enhancing the EMA’s support for the development of medicines that target unmet medical needs. It is based on increased interaction and early dialogue with companies developing promising medicines, to optimize their product development plans and speed up their evaluation to help them reach patients earlier. Product developers that benefit from PRIME designation can expect to be eligible for accelerated assessment but this is not guaranteed. Many benefits accrue to sponsors of product candidates with PRIME designation, including but not limited to, early and proactive regulatory dialogue with the EMA, frequent discussions on clinical trial designs and other development program elements, and accelerated MAA assessment once a dossier has been submitted. Importantly, a dedicated contact and rapporteur from the CHMP is appointed early in the PRIME scheme facilitating increased understanding of the product at EMA’s committee level. An initial meeting initiates these relationships and includes a team of multidisciplinary experts at the EMA to provide guidance on the overall development and regulatory strategies.

Moreover, in the EU, the European Commission may grant a so-called “conditional MA” prior to obtaining the comprehensive clinical data required for an application for a full MA. Such conditional MAs may be granted for product candidates (including medicines designated as orphan medicinal products), if (i) the risk-benefit balance of the product candidate is positive, (ii) it is likely that the applicant will be in a position to provide the required comprehensive clinical trial data, (iii) the product fulfills an unmet medical need and (iv) the benefit to public health of the immediate availability on the market of the medicinal product concerned outweighs the risk inherent in the fact that additional data are still required. A conditional MA may contain specific obligations to be fulfilled by the MA holder, including obligations with respect to the completion of ongoing or new studies, and with respect to the collection of pharmacovigilance data. Conditional MAs are valid for one year, and may be renewed annually, if the risk-benefit balance remains positive, and after an assessment of the need for additional or modified conditions and/or specific obligations. The MA can be converted into a standard MA once the MA holder fulfils the obligations that were imposed and the complete data confirm that the medicine's benefits continue to outweigh its risks. The timelines for the centralized procedure described above also apply with respect to the review by the CHMP of applications for a conditional MA.

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

An MA under exceptional circumstances is subject to annual review to reassess the risk-benefit balance in an annual reassessment procedure. Continuation of the authorization is linked to the annual reassessment and a negative assessment could potentially result in the MA being suspended or revoked. The renewal of an MA of a medicinal product under exceptional circumstances, however, follows the same rules as a “normal” MA. Thus, an MA under exceptional circumstances is granted for an initial five years, after which the authorization will become valid indefinitely, unless the EMA decides that safety grounds merit one additional five-year renewal. An MA under exceptional circumstances should not be granted when a conditional MA is more appropriate.

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

Data and Marketing Exclusivity

The EU also provides opportunities for market exclusivity. Upon receiving MA, reference products generally receive eight years of data exclusivity and an additional two years of market exclusivity. If granted, data exclusivity prevents generic or biosimilar applicants from relying on the preclinical and clinical trial data contained in the dossier of the reference product when applying for a generic or biosimilar MA in the EU during a period of eight years from the date on which the reference product was first authorized in the EU. The market exclusivity period prevents a successful generic or biosimilar applicant from commercializing its product in the EU until ten years have elapsed from the initial MA of the reference product in the EU. The overall ten-year market exclusivity period may be extended to a maximum of eleven years if during the first eight years of those ten years, the MA holder obtains an authorization for one or more new therapeutic indications with significant clinical benefit over existing therapies. However, there is no guarantee that a product will be considered by the EU regulatory authorities to be a new chemical or biological entity, and products may not qualify for data exclusivity.

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

Orphan drug designation entitles a party to incentives such as reduction of fees or fee waivers, protocol assistance, and access to the centralized procedure. The application for orphan drug designation must be submitted before the MAA. The applicant will receive a fee reduction for the MAA if the orphan drug designation has been granted, but not if the designation is still pending at the time the MA is submitted. Upon grant of a MA, orphan medicinal products are entitled to a ten-year period of market exclusivity for the approved therapeutic indication, which means that regulatory authorities cannot accept another MA or grant an MA or accept an application to extend an existing MA in respect of a similar medicinal product for the same indication for a period of ten years. The period of market exclusivity is extended by two years for orphan medicinal products that have also complied with an agreed pediatric investigation plan, or PIP. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.

The ten-year market exclusivity may be reduced to six years if, at the end of the fifth year, it is established that the product no longer meets the criteria for orphan designation, for example, if the product is sufficiently profitable not to justify maintenance of market exclusivity or where the prevalence of the condition has increased above the threshold. Additionally, an MA may be granted to a similar product for the same indication at any time if (1) the second applicant can establish that its product, although similar, is safer, more effective or otherwise clinically superior, (2) the applicant consents to a second orphan medicinal product application; or (3) the applicant cannot supply enough orphan medicinal product.

Pediatric Development

In the EU, MAAs for new medicinal products have to include the results of trials conducted in the pediatric population, in compliance with a PIP agreed with the EMA’s Pediatric Committee, or PDCO. The PIP sets out the timing and measures proposed to generate data to support a pediatric indication of the drug for which an MA is being sought. The PDCO can grant a deferral of the obligation to implement some or all of the measures of the PIP until there are sufficient data to demonstrate the efficacy and safety of the product in adults. Further, the obligation to provide pediatric clinical trial data can be waived by the PDCO when these data are not needed or appropriate because the product is likely to be ineffective or unsafe in children, the disease or condition for which the product is intended occurs only in adult populations, or when the product does not represent a significant therapeutic benefit over existing treatments for pediatric patients. Once the MA is obtained in all EU member states and study results are included in the product information, even when negative, the product is eligible for a six-months supplementary protection certificate extension (if any is in effect at the time of approval) or, in the case of orphan medicinal products, a two year extension of the orphan market exclusivity is granted.

Post-Approval Requirements

Similar to the United States, both MA holders and manufacturers of medicinal products are subject to comprehensive regulatory oversight by the EMA, the European Commission and/or the competent regulatory authorities of the member states. The holder of an MA must establish and maintain a pharmacovigilance system and appoint an individual qualified person for pharmacovigilance who is responsible for oversight of that system. Key obligations include expedited reporting of suspected serious adverse reactions and submission of periodic safety update reports, or PSURs.

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

Pricing and Reimbursement

Even if a medicinal product obtains an MA in the EU, there can be no assurance that reimbursement for such product will be secured on a timely basis or at all. Governments influence the price of medicinal products through their pricing and reimbursement rules and control of national healthcare systems that fund a large part of the cost of those products to consumers. Member states are free to restrict the range of pharmaceutical products for which their national health insurance systems provide reimbursement, and to control the prices and reimbursement levels of pharmaceutical products for human use. Some jurisdictions operate positive and negative list systems under which products may only be marketed once a reimbursement price has been agreed to by the government. Member states may approve a specific price or level of reimbursement for the pharmaceutical product, or alternatively adopt a system of direct or indirect controls on the profitability of the company responsible for placing the pharmaceutical product on the market, including volume-based arrangements, caps and reference pricing mechanisms. To obtain reimbursement or pricing approval, some of these countries may require the completion of clinical trials that compare the cost-effectiveness of a particular product candidate to currently available therapies. Other EU member states allow companies to fix their own prices for medicines, but monitor and control company profits. The downward pressure on healthcare costs in general, particularly prescription medicines, has become very intense. As a result, increasingly high barriers are being erected to the entry of new products. In addition, in some countries, cross border imports from low-priced markets exert a commercial pressure on pricing within a country.

Brexit and the Regulatory Framework in the United Kingdom

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

Since January 1, 2021, EU laws which have been transposed into UK law through secondary legislation continue to be applicable as “retained EU law”. However, new legislation such as the EU CTR will not be applicable. The UK government adopted the Medicines and Medical Devices Act 2021, which introduces delegated powers in favor of the Secretary of State or an ‘appropriate authority’ to amend or supplement existing regulations in the area of medicinal products and medical devices. This allows new rules to be introduced in the future by way of secondary legislation, which aims to allow flexibility in addressing regulatory gaps and future changes in the fields of human medicines and clinical trials.

The UK and EU have reached an agreement on their future trading relationship pursuant to the EU-UK Trade and Cooperation Agreement, or TCA, which includes certain provisions affecting pharmaceutical companies such as customs and tariffs in relation to healthcare products and provides for the mutual recognition of GMP, inspections of manufacturing facilities for medicinal products and GMP documents issued. It is important to note that significant regulatory gaps still exist and the TCA does not contain wholesale mutual recognition of UK and EU pharmaceutical regulations and product standards.

UK Clinical Trials

It is currently unclear to what extent the UK will seek to align its regulations with the EU. The UK regulatory framework in relation to clinical trials is derived from existing EU legislation (as implemented into UK law, through secondary legislation), and after Brexit, EU laws on clinical trials (including the EU CTR) are no longer directly applicable in Great Britain (i.e., the UK excluding Northern Ireland). On January 17, 2022, the MHRA launched an eight-week consultation on reframing the UK legislation for clinical trials. The consultation closes on March 14, 2022 and aims to streamline clinical trials approvals, enable innovation, enhance clinical trials transparency, enable greater risk proportionality, and promote patient and public involvement in clinical trials. The outcome of the consultation will be closely watched and will determine whether the UK chooses to align with the regulation or diverge from it to maintain regulatory flexibility.

UK Marketing Authorizations

The MHRA is now the UK’s standalone regulator for MAAs. All existing centralized procedure MAs were automatically converted into UK MAs effective in Great Britain and issued with a UK MA number on January 1, 2021 (unless MA holders opted out of this scheme by January 21, 2021). As a result of the implementation of the Protocol on Ireland and Northern Ireland, centralized procedure MAs remain valid for marketing products in Northern Ireland. Pending applications which were submitted to EMA prior to the end of the transition period will either be determined in parallel by the MHRA, or will be put “on hold” until the CHMP issues a positive decision which can be relied upon by MHRA. Converted EU MAs will be treated as if they were granted on the date the corresponding centralized procedure MA was granted and the renewal date will stay the same. If renewals were submitted and no decision was rendered before January 1, 2021, the MHRA will ensure the renewal process is concluded and processed appropriately, and there will be no need to resubmit the application. From January 1, 2021 the requirements for renewal submissions remain the same as required by the EMA and the MA holders should continue to submit renewal applications to the MHRA nine months before they expire (or six months in relation to conditional MAs).

Following January 1, 2021, an applicant for a centralized procedure MA must be established in the EU. After this date, companies established in the UK can no longer use the centralized procedure and instead must follow one of the UK national authorization procedures or one of the remaining post-Brexit international cooperation procedures (such as the Access Consortium) to obtain an MA to market products in the UK. In addition, for a two-year period from January 1, 2021, MHRA may rely on a decision taken by the European Commission on the approval of a new centralized procedure MA when determining an application for a Great Britain MA; or use the MHRA’s decentralized or mutual recognition procedures which enable MAs approved in EU member states (or Iceland, Liechtenstein, Norway) to be granted in Great Britain. Additionally, the ‘Unfettered Access Procedure’ enables MA holders in Northern Ireland to seek recognition in Great Britain. Post Brexit, the MHRA has updated various aspects of the regulatory regime for medicines in the UK, including: introducing the Innovative Licensing and Access Procedure to accelerate the time to market and facilitate patient access for innovative medicines; updates to the UK national approval procedure, introducing a 150-day objective for assessing applications for MAs in the UK, Great Britain and Northern Ireland and a rolling review process for MA applications (rather than a consolidated full dossier submission).

UK Orphan Designation

The UK regulatory framework in relation to orphan drug designation is derived from existing EU legislation (as implemented into UK law, through secondary legislation). The European Commission is currently evaluating new legislation in relation to orphan medicines, and after Brexit, these laws will no longer be directly applicable in Great Britain. Since January 1, 2021, there has been no route to obtain pre-MA orphan designation in Great Britain, however, as a result of the implementation of the Protocol on Ireland and Northern Ireland, EU orphan drug designation and time periods of market exclusivity still remain valid for marketing products in Northern Ireland. Instead, the MHRA now reviews applications for Great Britain orphan designation in parallel with the corresponding MA application. The criteria are essentially the same as under the EU regime, but have been tailored for the Great Britain market, i.e. the prevalence of the condition in Great Britain (rather than the EU) must not be more than 5 in 10,000. For medicinal products that have received orphan status on or after January 1, 2021, a period of 10 years orphan market exclusivity is awarded from the date of MA by the MHRA. An additional two years of exclusivity may be added where pediatric data requirements have been met. Products with an orphan designation in the EU may be considered for a Great Britain orphan marketing authorization. However, where centrally authorized MAs that have been converted into Great Britain MAs have an existing EU orphan designation, these shall continue in effect with the remaining period of orphan market exclusivity.

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

Privacy and Data Protection Laws

We are also subject to laws and regulations in non-U.S. countries in which we are established or in which we run clinical trials, as well as countries in which we may sell, market and distribute products for which we obtain marketing approval. These laws and regulations cover data privacy and the protection of health-related and other personal data. Laws and regulations in the EU and other jurisdictions apply broadly to the collection, use, storage, disclosure, processing and security of personal data, and have generally become more stringent over time.

For example, the General Data Protection Regulation, or GDPR, imposes strict requirements for processing the personal data of individuals within the EEA. The GDPR allows EU member states to make additional laws and regulations further regulating the processing of genetic, biometric or health data. Failure to comply with the requirements of GDPR and the applicable national data protection laws of the EU member states may result in fines of up to €20 million or up to 4% of the total worldwide annual turnover of the preceding financial year, whichever is higher, and other administrative penalties and may expose us to compensation claims from affected individuals.

Further, from January 1, 2021, we are subject to the GDPR and also the UK GDPR, which, together with the amended UK Data Protection Act 2018, retains the GDPR in UK national law. The UK GDPR mirrors the fines under the GDPR, e.g. fines up to the greater of £17.5 million or 4% of the total worldwide annual turnover of the preceding financial year. The European Commission has adopted an adequacy decision in favor of the UK, enabling data transfers from EU member states to the UK without additional safeguards. However, the UK adequacy decision will automatically expire in June 2025 unless the European Commission re-assesses and renews/extends that decision, and it continues to remain under review by the Commission during this period.

Employees

As of December 31, 2021, we had 296 employees, 287 of which are full-time employees. None of our employees is subject to a collective bargaining agreement or represented by a trade or labor union. We consider our relationship with our employees to be good.

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

We are a clinical stage company with limited operating history. We were formed and began operations in 2015. We have never been profitable and do not expect to be profitable in the foreseeable future. We have incurred net losses since inception, including net losses of approximately $79.6 million and $58.0 million for the twelve months ended December 31, 2021 and 2020, respectively. As of December 31, 2021, we had an accumulated deficit of approximately $340.6 million. Since our inception, we have devoted substantially all of our resources to developing our technology platform, establishing our viral vector manufacturing facilities and plasmid and DNA production facility, developing manufacturing processes, advancing the product candidates in our ophthalmology, salivary gland and neurodegenerative disease programs, research and development activities, building our intellectual property portfolio, organizing and staffing our company, developing our business plans, raising capital, and providing general and administrative support for these operations. We have not yet demonstrated an ability to successfully complete large-scale, pivotal clinical trials, obtain marketing approval, manufacture product at a commercial scale, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Given the length of time typically needed to develop a new drug from the time it enters Phase 1 clinical trials to when it is approved for treating patients, predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing genetic medicine products.

We expect to continue to incur significant expenses and additional operating losses for the foreseeable future as we seek to advance product candidates through preclinical and clinical development, expand our research, development and manufacturing activities, develop new product candidates, build and expand our intellectual product portfolio, complete clinical trials, seek regulatory approval and, if we receive regulatory approval, commercialize our products. Furthermore, the costs of advancing product candidates into each succeeding clinical phase tend to increase substantially over time, including the ongoing Phase 3 Lumeos clinical trial of botaretigene sparoparvovec for the treatment of patients with XLRP and the initiation of a Phase 3 clinical trial of AAV-RPE65 for the treatment of retinal dystrophy associated with mutations in the RPE65 gene, although we believe that certain of these increases will be partially offset by the research funding in connection with the Collaboration Agreement. The total costs to advance any of our product candidates to marketing approval in even a single jurisdiction would be substantial. Because of the numerous risks and uncertainties associated with gene therapy product development, we are unable to accurately predict the timing or amount of increased expenses or whether we will be able to begin generating revenue from the commercialization of products or achieve or maintain profitability. Our expenses have and will continue to increase substantially as a public company and as we continue to add clinical, scientific, operational, financial, manufacturing, compliance and management information systems and personnel, including personnel to support our product development, manufacturing and planned future commercialization efforts.

Before we generate any revenue from product sales, each of our programs and product candidates will require additional preclinical and/or clinical development, potential regulatory approval in multiple jurisdictions, manufacturing, building of a commercial organization, substantial investment and significant marketing efforts. Our expenses could increase beyond expectations if we are required by the FDA, MHRA, EMA, or other regulatory authorities to perform preclinical studies and clinical trials in addition to those that we currently anticipate. These risks are further described under “—Risks Related to Discovery, Development, Clinical Testing, Manufacturing and Regulatory Approval” and “—Risks Related to Commercialization.” As a result, we expect to continue to incur net losses for the foreseeable future. These net losses have had, and will continue to have, an adverse effect on our shareholders’ equity and working capital.

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

We expect to spend substantial amounts to complete the development of, seek regulatory approvals for and commercialize our product candidates, as well as continue to expand our manufacturing and supply chain capabilities. This will require additional capital, which we may raise through equity offerings, debt financings, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements or other sources. Our ability to raise additional capital when needed may be adversely affected by external factors beyond our control, including changes in the political climate, geopolitical actions, changes in market interest rates, potential reforms and changes to government regulations, the effect of healthcare reform legislation, including those that may limit pricing of pharmaceutical products and drugs, market prices and conditions, prospects for favorable or unfavorable clinical trial results, new product initiatives, the manufacturing and distribution of new products, product safety and efficacy issues, new collaborations, strategic alliances and licensing arrangements, and the COVID-19 outbreak and mitigation measures. Furthermore, we expect to continue to incur costs associated with operating as a public company. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative effect on our financial condition and our ability to pursue our business strategy. In addition, attempting to secure additional financing may divert the time and attention of our management from day-to-day activities and harm our product candidate development efforts. If we are unable to raise capital when needed or on acceptable terms, we would be forced to delay, reduce or eliminate certain of our research and development programs.

Our operations have consumed significant amounts of cash since inception. As of December 31, 2021, our cash and cash equivalents were $137.7 million. In addition, we expect to receive $22.4 million in receivables which we expect to collect in the first quarter of 2022 from Janssen in connection with the Collaboration Agreement. Based on our cash and cash equivalents at December 31, 2021 and the research funding and milestone payments we expect to receive under the Collaboration Agreement, we estimate that such funds will be sufficient to enable us to fund our operating expenses and capital expenditure requirements through the second quarter of 2023. This estimate is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances could cause us to spend more than expected or consume capital significantly faster than we currently anticipate, such as inflation or other factors that may significantly increase our business costs. Because the length of time and activities associated with successful development of our product candidates is uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:

●	the progress, timing, costs and results of our ongoing clinical development for our X-linked retinitis pigmentosa product candidate, botaretigene sparoparvovec, including the ongoing Phase 3 Lumeos clinical trial of botaretigene sparoparvovec for the treatment of patients with XLRP, for our CNGB3 achromatopsia gene therapy product candidate, AAV-CNGB3, for our CNGA3 achromatopsia gene therapy product candidate, AAV-CNGA3, for our RPE65-associated retinal dystrophy product candidate, AAV-RPE65, including the initiation of a Phase 3 clinical trial of AAV-RPE65 for the treatment of retinal dystrophy associated with mutations in the RPE65 gene, for our radiation induced xerostomia product candidate, AAV-hAQP1, and to continue to conduct our ongoing natural history studies for inherited retinal diseases, or IRDs;
●	the progress, timing, costs and results of our clinical development program for our product candidate for the treatment of Parkinson’s disease, AAV-GAD;
●	the development of our product candidate for the treatment of ALS, AAV-UPF1, for our product candidate for the treatment of xerostomia associated with Sjogren’s syndrome, AAV-hAQP1, and our product candidate for the treatment of neovascular age related macular degeneration, or wet AMD;
●	the development of potentially transformative gene regulation technology designed to precisely and specifically control gene therapy expression levels via dose-response to orally delivered small molecules;
●	continuing our current research programs and our preclinical development of product candidates from our current research programs;
●	seeking to identify, assess, acquire and/or develop additional research programs and additional product candidates;
●	the preclinical testing and clinical trials for any product candidates we identify and develop;
●	the outcome, timing and cost of meeting regulatory requirements established by the FDA, MHRA, EMA and other regulatory authorities;
●	the cost of expanding and protecting our intellectual property portfolio, including filing, prosecuting, defending and enforcing our patent claims and other intellectual property rights;
●	the cost of defending potential intellectual property disputes, including patent infringement actions brought by third parties against us or any of our product candidates;
●	the effect of competing technological and market developments;
●	the cost of further developing and scaling our manufacturing facilities and processes;
●	the cost and timing of completion of commercial-scale manufacturing facilities and activities;
●	the cost of making royalty, milestone or other payments under current and any future in-license agreements;
●	our ability to establish and maintain strategic collaborations, licensing or other agreements and the financial terms of such agreements;

●	the extent to which we in-license or acquire rights to other products, product candidates and technologies;
●	the cost of establishing sales, marketing and distribution capabilities for our product candidates in regions where we choose to commercialize our products; and
●	the initiation, progress, timing and results of our commercialization of our product candidates, if approved for commercial sale.

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

Our future success and ability to generate product revenue is substantially dependent on our ability to successfully develop, obtain regulatory approval for and successfully commercialize our product candidates. We currently have no products that are approved for commercial sale and may never be able to develop marketable products. We have invested and expect to continue to invest a meaningful portion of our efforts and expenditures over the next few years in the development of botaretigene sparoparvovec, AAV-GAD, AAV-CNGB3, AAV-CNGA3, AAV-RPE65 and AAV-hAQP1 (the “Most Advanced Product Candidates”), which will require additional clinical development, management of clinical and manufacturing activities, regulatory approval in multiple jurisdictions, manufacturing sufficient supply, building of a commercial organization, substantial investment and significant marketing efforts before we can generate any revenues from any commercial sales. While we have entered into a Collaboration Agreement with Janssen with respect to AAV-CNGB3, AAV-CNGA3 and botaretigene sparoparvovec, pursuant to which we received a $100 million upfront payment and will also receive funding for certain research, manufacturing, clinical development and commercialization costs, potential additional milestone payments upon the achievement of such milestones and royalties on future net sales of products, there can be no assurance that these three product candidates will be successfully developed and commercialized by us and Janssen. We cannot be certain that our Most Advanced Product Candidates will be successful in clinical trials, receive regulatory approval or be successfully commercialized even if we receive regulatory approval. Even if we receive approval to market our Most Advanced Product Candidates from the FDA, MHRA or other regulatory bodies, we cannot be certain that our product candidates will be successfully commercialized by us or our collaborators, widely accepted in the marketplace or more effective than other commercially available alternatives. Additionally, the research, testing, manufacturing, labeling, approval, sale, marketing and distribution of gene therapy products are and will remain subject to extensive and evolving regulation by the FDA, MHRA and other regulatory authorities. We are not permitted to market our Most Advanced Product Candidates in the United States until they receive approval of a biologics license application, or BLA, from the FDA, we cannot market them in the UK or EU until we receive approval for an MA from the MHRA or European Commission, respectively, and we cannot market them in other countries until we receive any other required regulatory approval in those countries.

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

The COVID-19 pandemic continues to impact businesses globally and new and more contagious variations of the virus have emerged or may emerge in the future. The extent to which the outbreak may further impact our business, preclinical studies, clinical trials and laboratory and manufacturing activities will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the duration of the pandemic, the timing, distribution and effectiveness of vaccines, vaccination rates, travel restrictions and physical distancing requirements in the countries where we do business, business closures or business disruptions, and the effectiveness of actions taken in the countries where we do business to contain and treat the disease, respond to the reduction in global economic activity and resume normal economic and operating conditions. If we or any of the third parties with whom we engage experience prolonged shutdowns or other business disruptions, our ability to conduct our business in the manner and on the timelines presently planned could be materially and negatively impacted. The pandemic and public and private responses to the pandemic may continue to affect economic conditions and may lead to an economic downturn, significant inflation and/or a recession, at a global scale, which could materially affect our performance, financial condition, results of operations, and cash flows, as well as our ability to raise additional capital.

In addition, we expect the COVID-19 pandemic will continue to affect our employees, our vendors and their employees or the employees of companies with which we do business, which may ultimately disrupt our business operations. We have and will continue to adhere to applicable guidelines and safety measures including work-from-home policies and restricting onsite activities to manufacturing functions, laboratory research and certain support activities as necessary. Employees who are working in our offices are required to quarantine if they are diagnosed with, show symptoms of, or are exposed to someone with, the coronavirus. We may also have to reinstitute a broader work-from-home policy for an undetermined amount of time if COVID-19 cases increase in the jurisdictions where we have offices. An extended period of remote working, whether by our employees, our vendors and their employees or the employees of companies with which we do business may negatively impact productivity, or disrupt, delay, or otherwise adversely impact our business. In addition, this could increase our cyber security risk due to increases in malware campaigns and phishing attacks exploiting remote workers and preying on the uncertainties surrounding COVID-19, create data accessibility concerns, and make us more susceptible to communication disruptions, any of which could adversely impact our business operations or delay necessary interactions with regulators, laboratory and manufacturing sites, research or clinical trial sites and other important agencies and contractors.

It is difficult to predict the time and cost of product candidate development on our novel gene therapy platform. Very few gene therapies have been approved in the United States or in Europe.

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

The regulatory requirements that will govern any novel gene therapy product candidates we develop are not entirely clear and may change. Within the broader genetic medicine field, very few therapeutic products have received marketing authorization from the FDA, MHRA and European Commission. Even with respect to more established products that fit into the categories of gene therapies or cell therapies, the regulatory landscape is still developing. Regulatory requirements governing gene therapy products and cell therapy products have changed frequently and will likely continue to change in the future. Moreover, there is substantial, and sometimes uncoordinated, overlap in those responsible for regulation of existing gene therapy products and cell therapy products, which could impact the timing and cost of any regulatory approval. For example, in the United States, the FDA has established the Office of Tissues and Advanced Therapies within its Center for Biologics Evaluation and Research, or CBER, to consolidate the review of gene therapy and related products, and the Cellular, Tissue and Gene Therapies Advisory Committee to advise CBER on its review. Gene therapy clinical trials are also subject to review and oversight by an institutional biosafety committee, or IBC, and/or an institutional review board, or IRB, which are local institutional committees or boards, as applicable, that review, approve and oversee basic and clinical research conducted at the institution participating in the clinical trial.

In the EU, the EMA’s Committee for Advanced Therapies, or CAT, is responsible for assessing the quality, safety, and efficacy of ATMPs. ATMPs include gene therapy medicines, somatic-cell therapy medicines and tissue-engineered medicines. The role of the CAT is to prepare a draft opinion on an application for marketing authorization for a gene therapy medicinal candidate that is submitted to the EMA. In the EU, the development and evaluation of a gene therapy product must be considered in the context of the relevant EU guidelines. The EMA may issue new guidelines concerning the development and marketing authorization for gene therapy products and require that we comply with these new guidelines. As a result, the procedures and standards applied to gene therapy products and cell therapy products may be applied to any gene therapy product candidate we may develop, but that remains uncertain at this point.

Post Brexit, MAAs for ATMPs in Great Britain are regulated nationally and assessed in accordance with the general provisions in place for the licensing of medicines, taking the specific requirements for this group of medicines into account. In Northern Ireland, ATMPs will continue to be authorized according to the EU’s centralized procedure. Definitions for individual classes of ATMPs remain unchanged and classification of ATMPs are undertaken by the MHRA in accordance with EU legislation and current guidance from CAT. Data, traceability, exemptions from licensing, packaging and post-authorization requirements remain in line with EU requirements transposed into UK law. However, if the EMA issues new guidance on ATMPs going forward, there is a risk of regulatory divergence with the MHRA and separate procedures and standards with which we may need to comply.

Adverse developments in preclinical studies or clinical trials conducted by others in the field of gene therapy and gene regulation products may cause the FDA, MHRA and other regulatory bodies to revise the requirements for approval of any product candidates we may develop or limit the use of products utilizing gene regulation technologies, either of which could harm our business. In addition, the clinical trial requirements of the FDA, MHRA and other regulatory authorities and the criteria these regulators use to determine the safety and efficacy of a product candidate vary substantially according to the type, complexity, novelty, and intended use and market of the potential products. The regulatory approval process for product candidates such as ours can be more expensive and take longer than for other, better known, or more extensively studied pharmaceutical or other product candidates. Further, as we are developing novel treatments for diseases in which there is little clinical experience with new endpoints and methodologies, there is heightened risk that the FDA, MHRA, EMA or other regulatory bodies may not consider the clinical trial endpoints to provide clinically meaningful results, and the resulting clinical data and results may be more difficult to analyze. The prospectively designed natural history studies with the same endpoints as our corresponding clinical trials may not be accepted by the FDA, MHRA, EMA or other regulatory authorities. Regulatory agencies administering existing or future regulations or legislation may not allow production and marketing of products utilizing gene regulation technology in a timely manner or under technically or commercially feasible conditions. In addition, regulatory action or private litigation could result in expenses, delays, or other impediments to our research programs or the commercialization of resulting products.

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

In addition, even if such trials are successfully completed, we cannot guarantee that the FDA, MHRA, EMA or other regulatory authorities will interpret the results as we do, and more trials could be required before we submit our product candidates for approval. To the extent that the results of the trials are not satisfactory to the FDA, MHRA, EMA or other regulatory authorities for support of an MAA, we may be required to expend significant resources, which may not be available to us, to conduct additional trials in support of potential approval of our product candidates.

To date, we have not completed any clinical development programs required for the approval of any of our product candidates. Although we are currently conducting several clinical development programs, we may experience delays in conducting any clinical trials and we do not know whether our ongoing and future clinical trials will begin on time, need to be redesigned, be able to recruit and enroll patients on time or be completed on schedule, or at all. Events that may prevent successful or timely completion of clinical development include:

●	inability to generate sufficient preclinical, toxicology, or other in vivo or in vitro data to support the initiation of clinical trials;
●	delays in sufficiently developing, characterizing or controlling a manufacturing process suitable for advanced clinical trials;
●	delays in developing suitable assays for screening patients for eligibility for trials with respect to certain product candidates;

●	delays in reaching agreement with the FDA, MHRA, EMA or other regulatory authorities as to the design or implementation of our clinical trials and obtaining regulatory approval to commence a clinical trial;
●	inability to reach an agreement on acceptable terms with clinical trial sites or prospective contract research organizations, or CROs, the terms of which can be subject to extensive negotiation and may vary significantly among different clinical trial sites;
●	our inability to recruit and train clinical trial investigators with the appropriate competencies and experience to conduct the clinical trials, administer our product candidates and oversee clinical trial staff;
●	delays in obtaining IRB or ethics committee approval at each site;
●	inability to recruit suitable patients to participate in a clinical trial;
●	inability to develop and validate the companion diagnostic to be used in a clinical trial, if applicable;
●	delays in sufficiently developing, designing and manufacturing equipment or medical devices used in our clinical trials;
●	patients not completing a clinical trial or returning for post-treatment follow-up;
●	clinical sites, CROs, or other third parties deviating from trial protocol or dropping out of a trial;
●	failure to perform in accordance with the FDA’s good clinical practice, or GCP, requirements, or applicable regulatory guidelines in other countries;
●	addressing patient safety concerns that arise during the course of a trial, including occurrence of adverse events associated with the product candidate that are viewed to outweigh its potential benefits;
●	having an insufficient number of clinical trial sites; or
●	inability to manufacture sufficient quantities of our product candidates for use in clinical trials.

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

In addition, the FDA’s and other regulatory authorities’ policies with respect to clinical trials may change and additional government regulations may be enacted. For instance, the regulatory landscape related to clinical trials in the EU recently evolved. The EU CTR adopted in April 2014 became applicable on January 31, 2022 and repeals the EU Clinical Trials Directive. While the Clinical Trials Directive required a separate CTA to be submitted in each member state, to both the competent national health authority and an independent ethics committee, the CTR introduces a centralized process and only requires the submission of a single application to all member states concerned. The CTR allows sponsors to make a single submission to both the competent authority and an ethics committee in each member state, leading to a single decision per member state. The assessment procedure of the CTA has been harmonized as well, including a joint assessment by all member states concerned, and a separate assessment by each member state with respect to specific requirements related to its own territory, including ethics rules. Each member state’s decision is communicated to the sponsor via the centralized EU portal. Once the CTA is approved, clinical study development may proceed. The CTR foresees a three-year transition period. The extent to which ongoing and new clinical trials will be governed by the CTR varies. For clinical trials whose CTA was made under the Clinical Trials Directive before January 31, 2022, the Clinical Trials Directive will continue to apply on a transitional basis for three years. Additionally, sponsors may still choose to submit a CTA under either the Clinical Trials Directive or the CTR until January 31, 2023 and, if authorized, those will be governed by the Clinical Trials Directive until January 31, 2025. By that date, all ongoing trials will become subject to the provisions of the CTR. Compliance with the CTR requirements by us and our third-party service providers, such as CRO, may impact our development plans.

It is currently unclear to what extent the UK will seek to align its regulations with the EU. The UK regulatory framework in relation to clinical trials is derived from existing EU legislation (as implemented into UK law, through secondary legislation). On January 17, 2022, the MHRA launched an eight-week consultation on reframing the UK legislation for clinical trials. The consultation closes on March 14, 2022 and aims to streamline clinical trials approvals, enable innovation, enhance clinical trials transparency, enable greater risk proportionality, and promote patient and public involvement in clinical trials. The outcome of the consultation will be closely watched and will determine whether the UK chooses to align with the regulation or diverge from it to maintain regulatory flexibility. A decision by the UK not to closely align its regulations with the new approach that will be adopted in the EU may have an effect on the cost of conducting clinical trials in the UK as opposed to other countries and/or make it harder to seek an MA in the EU for our product candidates on the basis of clinical trials conducted in the UK.

If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies governing clinical trials, our development plans may also be impacted.

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

We may fail to maintain the benefits of certain regulatory designations that we have obtained for our product candidates, and may in the future seek and fail to obtain such designations for other of our current or potential future product candidates. Even if such designations are obtained, they may not lead to faster development or regulatory review or approval, and they do not increase the likelihood that our product candidates will receive marketing approval.

A sponsor may seek approval of its product candidate under programs designed to accelerate the FDA’s review and approval of new drugs and biological products that meet certain criteria. For example, the FDA has a Fast Track designation program that is intended to expedite or facilitate the process for reviewing new products that meet certain criteria. Specifically, new drugs and biological products are eligible for Fast Track designation if they are intended to treat a serious or life-threatening disease or condition and demonstrate the potential to address unmet medical needs. Fast Track designation applies to the combination of the product and the specific indication for which it is being studied. For product candidates with Fast Track designation, sponsors may be eligible for more frequent meetings with the FDA to discuss the candidate’s development plan and more frequent written communication from the FDA about such things as the design of the proposed clinical trials and use of biomarkers.  In addition, the FDA may consider for review sections of the BLA on a rolling basis before the complete application is submitted if relevant criteria are satisfied, including an agreement with FDA on the proposed schedule for the submission of portions of the BLA, and the payment of applicable user fees before FDA may initiate a review. Even if Fast Track designation is granted, it may be rescinded if the product no longer meets the qualifying criteria. In April 2018, botaretigene sparoparvovec was issued Fast Track designation by the FDA for the treatment of X-linked retinitis pigmentosa owing to defects in RPGR. In August 2018, AAV-CNGB3 was issued Fast Track designation by the FDA for the treatment of achromatopsia caused by CNGB3 mutations. In January 2021, AAV-CNGA3 was issued Fast Track designation by the FDA for the treatment of achromatopsia caused by CNGA3 mutations.

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

A sponsor may also seek an RMAT designation for its product candidates. In 2017, the FDA established the RMAT designation as part of its implementation of the 21st Century Cures Act. A biological product is eligible for RMAT designation if it qualifies as an RMAT, which is defined as a cell therapy, therapeutic tissue engineering product, human cell and tissue product, or any combination product using such therapies or products, with limited exceptions, and is intended to treat, modify, reverse, or cure a serious or life-threatening disease or condition and for which preliminary clinical evidence indicates that the biological product has the potential to address unmet medical needs for such a disease or condition. In a February 2019 guidance, the FDA also stated that certain gene therapies that lead to a sustained effect on cells or tissues may meet the definition of a regenerative medicine therapy. RMAT designation provides potential benefits that include more frequent meetings with FDA to discuss the development plan for the product candidate, and eligibility for rolling review and priority review. Products granted RMAT designation may also be eligible for accelerated approval on the basis of a surrogate or intermediate endpoint reasonably likely to predict long-term clinical benefit, or reliance upon data obtained from a meaningful number of sites, including through expansion to additional sites. RMAT-designated products that receive accelerated approval may, as appropriate, fulfill their post-approval requirements through the submission of clinical evidence, clinical trials, patient registries, or other sources of real world evidence (such as electronic health records); through the collection of larger confirmatory data sets; or via post-approval monitoring of all patients treated with such therapy prior to approval of the therapy.

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

We have received orphan drug designation from the FDA and European Commission for AAV-CNGB3, AAV-CNGA3, AAV-RPE65, botaretigene sparoparvovec, AAV-AIPL1, AAV-RDH12 and from the FDA for AAV-hAQP1, and we may seek orphan drug designation for additional product candidates in the future, but any orphan drug designations we have received or may receive in the future may not confer marketing exclusivity or other expected benefits.

Under the Orphan Drug Act, the FDA may designate a product as an orphan drug if it is intended to treat a rare disease or condition, defined as one occurring in a patient population of fewer than 200,000 in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. In the EU, the European Commission grants orphan drug designation on the basis of the EMA’s Committee for Orphan Medicinal Products opinion.  A medicinal product may be designated as orphan if (1) it is intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition; (2) either (a) such condition affects no more than five in 10,000 persons in the EU when the application is made, or (b) the product, without the benefits derived from orphan status, would not generate sufficient return in the EU to justify investment; and (3) there exists no satisfactory method of diagnosis, prevention or treatment, of such condition authorized for marketing in the EU, or if such a method exists, the  product will be of significant benefit to those affected by the condition.

In the United States, orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax credits for qualified clinical testing, and user-fee waivers. In addition, if a product receives the first FDA approval of that drug for the indication for which it has orphan designation, the product is entitled to orphan drug exclusivity, which means the FDA may not approve any other application to market the same drug for the same disease or condition for a period of seven years, except in limited circumstances, such as a showing of clinical superiority over the product with orphan exclusivity or where the manufacturer is unable to assure the availability of sufficient quantities of the orphan drug to meet the needs of patients with the rare disease or condition. Under the FDA’s regulations, the FDA will deny orphan drug exclusivity to a designated drug upon approval if the FDA has already approved another drug with the same principal molecular structural features, in the case of a biologic, for the same indication, unless the drug is demonstrated to be clinically superior to the previously approved drug. In the EU, orphan drug designation entitles a party to financial incentives such as reduction of fees or fee waivers and ten years of market exclusivity following approval for the approved therapeutic indication. This period may be reduced to six years if, at the end of the fifth year, the orphan drug designation criteria are no longer met, including where it is shown that the drug is sufficiently profitable not to justify maintenance of market exclusivity. In the EU, an MA for an orphan designated product will not be granted if a similar drug has been approved in the EU for the same therapeutic indication, unless the applicant can establish that its product is safer, more effective or otherwise clinically superior. A similar drug is a product containing a similar active substance or substances as those contained in an already authorized product. Similar active substance is defined as an identical active substance, or an active substance with the same principal molecular structural features (but not necessarily all of the same molecular features) and which acts via the same mechanism.

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

We have obtained orphan drug designation from the FDA and European Commission for AAV-CNGB3 for the treatment of achromatopsia caused by mutations in the CNGB3 gene, for AAV-CNGA3 for the treatment of achromatopsia due to autosomal-recessive CNGA3 gene mutations, for AAV-RPE65 for the treatment of Leber congenital amaurosis, for botaretigene sparoparvovec for the treatment of X-linked retinitis pigmentosa, for AAV-AIPL1 for the treatment of inherited retinal dystrophy due to defects in AIPL1 gene and for AAV-RDH12 for the treatment of retinol dehydrogenase 12 (RDH12) mutation-associated retinal dystrophy, and we obtained orphan drug designation from the FDA for AAV-hAQP1 for the treatment of grade 2 and grade 3 late xerostomia from parotid gland hypofunction caused by radiotherapy. We may seek orphan drug designation for other current and future product candidates. Even with orphan drug designation, we may not be the first to obtain marketing approval for any particular orphan indication due to the uncertainties associated with developing pharmaceutical products, which could prevent us from marketing our product candidates if another company is able to obtain orphan drug exclusivity before we do. In addition, exclusive marketing rights in the United States and the EU may be unavailable if we seek approval for an indication broader than the orphan-designated indication or may be lost in the United States or EU if the FDA or foreign authorities later determine that the request for designation was materially defective or if we are unable to assure sufficient quantities of the drug to meet the needs of patients with the rare disease or condition following approval. Further, even if we obtain orphan drug exclusivity, that exclusivity may not effectively protect our product candidates from competition because different biologics with different active principal molecular structural features can be approved for the same condition. In addition, the FDA can subsequently approve products with the same principal molecular structural features, in the case of a biologic, for the same condition if the FDA concludes that the later product is safer, more effective, or makes a major contribution to patient care. Likewise, in the EU and Great Britain, the European Commission or MHRA, respectively, can approve a similar product for the same therapeutic indication, if it concludes that the later product is safer, more effective or clinically superior. Orphan drug designation neither shortens the development time or regulatory review time of a drug nor gives the drug any advantage in the regulatory review or approval process. In addition, while we intend to seek orphan drug designation for other existing and future product candidates, we may never receive such designations. There have been legal challenges to aspects of the FDA’s regulations and policies concerning the exclusivity provisions of the Orphan Drug Act, and future challenges could lead to changes that affect the protections afforded our product candidates in ways that are difficult to predict. It is uncertain how ongoing and future challenges might affect our business.

We and our contract manufacturers for plasmid are subject to significant regulation with respect to manufacturing our products. Our manufacturing facilities and the third-party manufacturing facilities which we rely on may not continue to meet regulatory requirements and have limited capacity.

We currently have relationships with a limited number of suppliers for the manufacturing of plasmid, a component of our viral vectors and product candidates. We completed the fit-out of our first cGMP manufacturing facility in early 2018 and we completed the acquisition of the buildings for our second cGMP viral vector manufacturing facility and our first cGMP plasmid and DNA production facility in Shannon, Ireland in January 2021 to expand our manufacturing and supply chain capabilities. However, if we experience slowdowns or problems with our completed facility or the development and startup of our new facilities and are unable to establish or scale our internal manufacturing capabilities, we will need to continue to contract with manufacturers that can produce the preclinical, clinical and commercial supply of our products. Each supplier may require licenses to manufacture such components if such processes are not owned by the supplier or in the public domain and we may be unable to transfer or sublicense the intellectual property rights we may have with respect to such activities.

All entities involved in the preparation of therapeutics for clinical trials or commercial sale, including our existing contract manufacturers for components of our product candidates, are subject to extensive regulation. Components of a finished therapeutic product approved for commercial sale or used in late-stage clinical trials must be manufactured in accordance with cGMP. These regulations govern manufacturing processes and procedures (including record keeping) and the implementation and operation of quality systems to control and assure the quality of investigational products and products approved for sale. Poor control of production processes can lead to the introduction of adventitious agents or other contaminants, or to inadvertent changes in the properties or stability of our product candidates that may not be detectable in final product testing. We or our contract manufacturers must supply all necessary documentation in support of a BLA or MAA on a timely basis. Our facilities and quality systems and the facilities and quality systems of some or all of our third-party contractors must pass a pre-approval inspection for compliance with the applicable regulations as a condition of regulatory approval of our product candidates or any of our other potential products. In addition, the regulatory authorities may, at any time, audit or inspect a manufacturing facility involved with the preparation of our product candidates or our other potential products or the associated quality systems for compliance with the regulations applicable to the activities being conducted. If these facilities do not pass a pre-approval plant inspection, FDA, MHRA or other regulatory approval of the products will not be granted.

If any such inspection or audit identifies a failure to comply with applicable regulations or if a violation of our product specifications or applicable regulations occurs independent of such an inspection or audit, we or the relevant regulatory authority may require remedial measures that may be costly and/or time-consuming for us or a third party to implement and that may include the temporary or permanent suspension of a clinical trial or commercial sales or the temporary or permanent closure of a facility. Any such remedial measures imposed upon us or third parties with whom we contract could harm our business. If we or any of our third-party manufacturers fail to maintain regulatory compliance, the FDA, MHRA or other regulatory authorities can impose regulatory sanctions including, among other things, refusal to approve a pending application for a new drug product or biologic product, or revocation of a pre-existing approval. As a result, our business, financial condition and results of operations may be harmed. Additionally, if supply from one approved manufacturer is interrupted, there could be a significant disruption in commercial supply. An alternative manufacturer would need to be qualified through a BLA and/or MAA supplement which could result in further delay. The regulatory agencies may also require additional studies if a new manufacturer is relied upon for commercial production. Switching manufacturers may involve substantial costs and is likely to result in a delay in our desired clinical and commercial timelines.

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

In addition to our existing manufacturing facility in London, United Kingdom, we may lease, operate, purchase, or construct additional facilities to conduct expanded manufacturing or other related activities in the future. In January 2021, we completed the acquisition of the buildings for our second cGMP viral vector manufacturing facility and our first cGMP plasmid and DNA production facility in Shannon, Ireland. Expanding our manufacturing capacity to produce the preclinical, clinical and commercial supply of our products and their components will require completing the development and startup of our new facilities in Ireland, substantial additional expenditures, time, and various regulatory approvals and permits, all of which may be impacted by the COVID-19 pandemic. Further, we will need to hire and train significant numbers of employees and managerial personnel to staff our expanding manufacturing and supply chain operations, including in our new facilities in Ireland. Start-up costs can be large and may exceed our expectations, and scale-up entails significant risks related to process development and manufacturing yields. In addition, we may face difficulties or delays in developing or acquiring the necessary production equipment and technology to manufacture sufficient quantities of our product candidates for use in clinical trials and, should they be approved, to supply the commercial market at reasonable costs and in compliance with applicable regulatory requirements. We may not successfully expand or establish sufficient manufacturing capabilities or manufacture our products economically or in compliance with cGMP and other regulatory requirements, and we and our collaborators may not be able to build or procure additional capacity in the required timeframe to meet the requirements of our clinical programs or to meet potential commercial demand for our product candidates. This could also delay or require us to discontinue one or more of our clinical development programs or could interfere with our efforts to successfully commercialize our products. As a result, our business, prospects, operating results, and financial condition could be materially harmed.

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

Serious adverse events or undesirable side effects caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA, MHRA or other authorities. Results of our clinical trials could reveal a high and unacceptable severity and prevalence of side effects, toxicities or unexpected characteristics, including death. A risk in any gene therapy product based on viral vectors is the risk of insertional mutagenesis.

If unacceptable side effects or deaths arise in the development of our product candidates, we, the FDA, the IRBs at the institutions in which our studies are conducted, DSMB, or other regulatory bodies could suspend or terminate our clinical trials or the FDA, MHRA or other regulatory authorities could order us to cease clinical trials or deny approval of our product candidates for any or all targeted indications. Undesirable side effects or deaths in clinical trials with our product candidates may cause the FDA or comparable foreign regulatory authorities to place a clinical hold on the associated clinical trials, to require additional studies, or otherwise to delay or deny approval of our product candidates for any or all targeted indications. Treatment-related side effects could also affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. In addition, these side effects may not be appropriately recognized or managed by the treating medical staff. We expect to have to train medical personnel using our product candidates to understand the side effect profiles for our clinical trials and upon any commercialization of any of our product candidates. Inadequate training in recognizing or managing the potential side effects of our product candidates could result in patient injury or death. Any of these occurrences may harm our business, financial condition and prospects significantly.

If any of our product candidates receives marketing approval, and we or others later identify undesirable side effects caused by any such product, including during any long-term follow-up observation period recommended or required for patients who receive treatment using our products, a number of potentially significant negative consequences could result, including:

●	regulatory authorities may withdraw approvals of such product;

●	we may be required to recall a product or change the way such product is administered to patients;

●	additional restrictions may be imposed on the marketing of the particular product or the manufacturing processes for the product;

●	regulatory authorities may require additional warnings on the label, such as a “black box” warning or contraindication;

●	we may be required to implement a Risk Evaluation and Mitigation Strategy, or REMS, or create a medication guide outlining the risks of such side effects for distribution to patients or similar risk management measures;

●	the product could become less competitive;

●	we could be sued and held liable for harm caused to patients; and

●	our reputation may suffer.

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

The regulatory approval processes of the FDA, MHRA, competent authorities in the EU and other regulatory authorities are lengthy, time consuming and inherently unpredictable, and if we are ultimately unable to obtain regulatory approval for our product candidates, our business will be substantially harmed.

The time required to obtain approval by the FDA, MHRA, European Commission and other regulatory authorities is unpredictable but typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions. For instance, the EU pharmaceutical legislation is currently undergoing a complete review process, in the context of the Pharmaceutical Strategy for Europe initiative, launched by the European Commission in November 2020. A proposal for revision of several legislative instruments related to medicinal products (potentially revising the duration of regulatory exclusivity, eligibility for expedited pathways, etc.) is expected to be adopted by the European Commission by the end of 2022. The proposed revisions, once they are agreed and adopted by the European Parliament and European Council (not expected before the end of 2024) may have a significant impact on the pharmaceutical industry in the long term.

We have not obtained regulatory approval for any product candidate and it is possible that none of our product candidates in clinical programs or any other product candidates we may seek to develop in the future will ever obtain regulatory approval. Neither we nor any future collaborator is permitted to market any of our product candidates in the United States, the UK or the EU until we receive regulatory approval of a BLA from the FDA or an MAA from the MHRA or European Commission, respectively. It is possible that the FDA may refuse to accept for substantive review any BLAs, or the MHRA or EMA any of our MAAs, that we submit for our product candidates or may conclude after review of our data that our application is insufficient to obtain marketing approval of our product candidates.

Prior to obtaining approval to commercialize a product candidate in the United States, the UK, the EU or elsewhere, we or our collaborators must demonstrate with substantial evidence from well-controlled clinical trials, and to the satisfaction of the FDA, MHRA, EMA or foreign regulatory agencies, that such product candidates are safe and effective for their intended uses. Results from nonclinical studies and clinical trials can be interpreted in different ways. Even if we believe the nonclinical or clinical data for our product candidates are promising, such data may not be sufficient to support approval by the FDA, MHRA, European Commission or other regulatory authorities. The FDA, MHRA or EMA may also require us to conduct additional preclinical studies or clinical trials for our product candidates either prior to or post-approval, or it may object to elements of our clinical development program. Depending on the extent of these or any other FDA, MHRA or EMA required studies, approval of any regulatory approval applications that we submit may be delayed by several years, or may require us to expend significantly more resources than we have available.

Of the large number of potential products in development, only a small percentage successfully complete the FDA, MHRA, or other foreign regulatory approval processes and are commercialized. The lengthy approval process as well as the unpredictability of future clinical trial results may result in our failing to obtain regulatory approval to market our product candidates, which would significantly harm our business, results of operations and prospects.

Even if we and / or our collaboration partners, as applicable, obtain FDA, MHRA or European Commission approval for AAV-GAD, botaretigene sparoparvovec, AAV-CNGB3, AAV-CNGA3, AAV-RPE65, AAV-hAQP1 or our other product candidates in the United States, UK or EU, we may never obtain approval for or commercialize them in any other jurisdiction, which would limit our ability to realize their full market potential.

In order to market any products in any particular jurisdiction, we must establish and comply with numerous and varying regulatory requirements on a country-by-country basis regarding safety and efficacy. Approval by the FDA in the United States, the MHRA in the UK or the competent authorities in the EU does not ensure approval by regulatory authorities in other countries or jurisdictions. However, the failure to obtain approval in one jurisdiction may negatively impact our ability to obtain approval elsewhere. In addition, clinical trials conducted in one country may not be accepted by regulatory authorities in other countries, and regulatory approval in one country does not guarantee regulatory approval in any other country.

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

Any product candidate for which we obtain marketing approval, along with the manufacturing processes, post-approval clinical data, labeling, packaging, distribution, adverse event reporting, storage, recordkeeping, export, import, advertising and promotional activities for such product, among other things, will be subject to extensive and ongoing requirements of and review by the FDA, MHRA and other regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, establishment registration and drug listing requirements, continued compliance with cGMP and similar requirements relating to manufacturing, quality control, quality assurance and corresponding maintenance of records and documents, requirements regarding the distribution of samples to physicians and recordkeeping and GCP requirements for any clinical trials that we conduct post-approval.

The FDA, MHRA and other regulatory authorities closely regulate the post-approval marketing and promotion of genetic therapy medicines to ensure they are marketed only for the approved indications and in accordance with the provisions of the approved labeling. The FDA, MHRA and other regulatory authorities impose stringent restrictions on manufacturers’ communications regarding off-label use and if we market our products for uses beyond their approved indications, we may be subject to enforcement action for off-label marketing. Violations of the U.S. federal Food, Drug, and Cosmetic Act, or FDCA, relating to the promotion of prescription drugs may lead to FDA enforcement actions and investigations alleging violations of federal and state health care fraud and abuse laws, as well as state consumer protection laws. Similar risks apply in foreign jurisdictions.

In addition, later discovery of previously unknown adverse events or other problems with our products, manufacturers or manufacturing processes, including adverse events of unanticipated severity or frequency, or with our manufacturing processes or third-party manufacturers, or failure to comply with regulatory requirements, may yield various results, including:

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

The FDA’s and foreign regulatory authorities’ policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. We also cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or in other countries. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained which would adversely affect our business, prospects and ability to achieve or sustain profitability.

Interim, “topline” and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.

From time to time, we may publicly disclose preliminary or topline data from our clinical trials, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the topline or preliminary results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Topline and preliminary data also remain subject to audit and verification procedures that may result in the final data being materially different from the topline or preliminary data we previously published. As a result, topline and preliminary data should be viewed with caution until the final data are available.

From time to time, we may also disclose interim data from our clinical trials. Interim data from these trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as subject enrollment continues and more data become available. Adverse differences between interim data and topline, preliminary, or final data could significantly harm our business prospects. Further, disclosure of interim data by us or by our competitors could result in volatility in the price of our common stock.

Further, others, including regulatory agencies, may not accept or agree with our assumptions, estimates, calculations, conclusions or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular program, the approvability or commercialization of the particular product candidate or product and our company in general. In addition, the information we choose to publicly disclose regarding a particular clinical trial is based on what is typically extensive information, and you or others may not agree with what we determine is material or otherwise appropriate information to include in our disclosure. If the interim, topline, or preliminary data that we report differ from actual results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for, and commercialize, our product candidates may be harmed, which could harm our business, operating results, prospects or financial condition.

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

The ability of the FDA and foreign regulatory authorities to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel, including those with experience relating to novel gene therapy product candidates, acceptance of the payment of user fees, statutory, regulatory, and policy changes and other events that may otherwise affect the FDA’s or foreign regulatory authorities’ ability to perform routine functions. Average review times at the FDA and foreign regulatory authorities have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA and other government or regulatory agencies such as the EMA, following its relocation to Amsterdam and related reorganization (including staff changes), may also slow the time necessary for new product candidates to be reviewed and/or approved, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities. While Congress is currently negotiating a spending bill to extend federal funding through September 30, 2022, the risk of a U.S. government shutdown remains a probability if Congress cannot reach an agreement before the current short-term spending bill expires.

Separately, in response to the COVID-19 pandemic, in March 2020 the FDA announced its intention to postpone most inspections of foreign manufacturing facilities and products and also temporarily postponed routine surveillance inspections of domestic manufacturing facilities. Subsequently, in July 2020, the FDA resumed certain on-site inspections of domestic manufacturing facilities subject to a risk-based prioritization system. The FDA utilized this risk-based assessment system to assist in determining when and where it is safest to conduct prioritized domestic inspections. Additionally, on April 15, 2021, the FDA issued a guidance document in which the FDA described its plans to conduct voluntary remote interactive evaluations of certain drug manufacturing facilities and clinical research sites, among other facilities. According to the guidance, the FDA may request such remote interactive evaluations where the FDA determines that remote evaluation would be appropriate based on mission needs and travel limitations.  In May 2021, the FDA outlined a detailed plan to move toward a more consistent state of inspectional operations, and in July 2021, the FDA resumed standard inspectional operations of domestic facilities and was continuing to maintain this level of operation as of September 2021. More recently, the FDA has continued to monitor and implement changes to its inspectional activities to ensure the safety of its employees and those of the firms it regulates as it adapts to the evolving COVID-19 pandemic. Regulatory authorities outside the U.S. have adopted similar restrictions or other policy measures in response to the COVID-19 pandemic and may experience delays in their regulatory activities. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting business as usual or conducting inspections, reviews or other regulatory activities, it could significantly impact the ability of such regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

Since its enactment, there have been judicial, Congressional and executive branch challenges to certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Prior to the Supreme Court’s decision, President Biden issued an executive order to initiate a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace from February 15, 2021 through August 15, 2021.  The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA.

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

Our business operations and current and future arrangements with investigators, healthcare professionals, consultants, third-party payors, patient organizations and customers, may expose us to broadly applicable fraud and abuse laws and other healthcare laws and regulations. These laws may constrain the business or financial arrangements and relationships through which we conduct our operations, including how we research, market, sell and distribute our product candidates, if approved. Such laws include:

●	the U.S. federal Anti-Kickback Statute, which prohibits, among other things, persons or entities from knowingly and willfully soliciting, offering, receiving or providing any remuneration (including any kickback, bribe, or certain rebate), directly or indirectly, overtly or covertly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, lease, order or recommendation of, any good, facility, item or service, for which payment may be made, in whole or in part, under U.S. federal and state healthcare programs such as Medicare and Medicaid. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;

●	the U.S. federal civil and criminal false claims and civil monetary penalties laws, including the civil False Claims Act, which, among other things, impose criminal and civil penalties, including through civil whistleblower or qui tam actions, against individuals or entities for knowingly presenting, or causing to be presented, to the U.S. federal government, claims for payment or approval that are false or fraudulent, knowingly making, using or causing to be made or used, a false record or statement material to a false or fraudulent claim, or from knowingly making a false statement to avoid, decrease or conceal an obligation to pay money to the U.S. federal government. In addition, the government may assert that a claim including items and services resulting from a violation of the U.S. federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act;

●	the U.S. federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which created additional federal criminal statutes which prohibit, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, or knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement, in connection with the delivery of, or payment for, healthcare benefits, items or services. Similar to the U.S. federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;

●	the FDCA, which prohibits, among other things, the adulteration or misbranding of drugs, biologics and medical devices;

●	the U.S. Public Health Service Act, which prohibits, among other things, the introduction into interstate commerce of a biological product unless a biologics license is in effect for that product;

●	federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers;

●	the U.S. Physician Payments Sunshine Act and its implementing regulations, which requires certain manufacturers of drugs, devices, biologics and medical supplies that are reimbursable under Medicare, Medicaid, or the Children’s Health Insurance Program, with specific exceptions, to report annually to the government information related to certain payments and other transfers of value to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain non-physician practitioners (physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, anesthesiologist assistants and certified nurse midwives), and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members;

●	analogous U.S. state laws and regulations, including: state anti-kickback and false claims laws, which may apply to our business practices, including but not limited to, research, distribution, sales and marketing arrangements and claims involving healthcare items or services reimbursed by any third-party payor, including private insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the U.S. federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws and regulations that require drug manufacturers to file reports relating to pricing and marketing information, which requires tracking gifts and other remuneration and items of value provided to healthcare professionals and entities; and state and local laws that require the registration of pharmaceutical sales representatives; and

●	similar healthcare laws and regulations in the UK, EU and other jurisdictions, including reporting requirements detailing interactions with and payments to healthcare providers.

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

We are subject to government laws, regulations, standards and other legal obligations relating to data privacy and security. Compliance with these requirements is complex and costly and our actual or perceived failures to comply could materially harm our business.

The global data protection landscape is rapidly evolving, and we are or may become subject to numerous state, federal and foreign laws, requirements and regulations governing the collection, use, disclosure, retention and security of personal information.

In the U.S., HIPAA imposes privacy, security and breach reporting obligations with respect to individually identifiable health information upon “covered entities” (health plans, health care clearinghouses and certain health care providers), and their respective business associates, individuals or entities that create, receive, maintain or transmit protected health information in connection with providing a service for or on behalf of a covered entity, as well as their covered subcontractors. Most healthcare providers, including research institutions and other vendors from which we may obtain patient health information, are subject to privacy and security regulations promulgated under HIPAA.  We do not believe that we are currently acting as a covered entity or business associate under HIPAA and thus are not directly subject to its requirements or penalties.  However, depending on the facts and circumstances, we could face substantial criminal penalties if we knowingly receive individually identifiable health information from a HIPAA-covered healthcare provider or research institution that has not satisfied HIPAA’s requirements for disclosure of individually identifiable health information.

In addition, certain state laws govern the privacy and security of health information in certain circumstances, some of which are more stringent than HIPAA and many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. Failure to comply with these laws, where applicable, can result in the imposition of significant civil and/or criminal penalties and private litigation. Further, we may also be subject to other state laws governing the privacy, processing and protection of personal information.  For example, the California Consumer Privacy Act, or CCPA, confers individual privacy rights for California consumers (as such term is defined in the law) and places increased privacy and security obligations on entities handling personal information of consumers or households. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. Further, the California Privacy Rights Act, or the CPRA, was passed in California in November 2020. The CPRA significantly amends the CCPA and will impose additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It will also create a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. The majority of the provisions will go into effect on January 1, 2023, and additional compliance investment and potential business process changes may be required. The CCPA, the CPRA and other domestic privacy and data protection laws and regulations may increase our compliance costs and potential liability.

Our operations abroad may also be subject to increased scrutiny or attention from data protection authorities.  For example, the GDPR imposes stringent requirements for processing the personal data of individuals within the European Economic Area, or EEA, which consists of the 27 EU member states plus Norway, Lichtenstein and Iceland.  Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for noncompliance of up to €20 million or up to 4% of the total worldwide annual turnover of the preceding financial year, whichever is higher, and other administrative penalties.

Among other requirements, the GDPR regulates transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the U.S. In July 2020, the Court of Justice of the European Union, or CJEU, limited how organizations could lawfully transfer personal data from the EEA to the U.S. by invalidating the Privacy Shield for purposes of international transfers and imposing further restrictions on the use of standard contractual clauses (a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism, and potential alternative to the Privacy Shield), or SCCs.  The European Commission issued revised SCCs on June 4, 2021 to account for the decision of the CJEU and recommendations made by the European Data Protection Board.  The revised SCCs must be used for relevant new data transfers from September 27, 2021. Arrangements using the existing standard contractual clauses must be migrated to the revised clauses by December 27, 2022.The new SCCs apply only to the transfer of personal data outside of the EEA and not the UK; the UK’s Information Commission’s Office launched a public consultation on its draft revised data transfer mechanisms in August 2021 and laid its proposal before the UK Parliament, with the UK SCC’s expected to come into force in March 2022, with a two-year grace period. There is some uncertainty around whether the revised clauses can be used for all types of data transfers, particularly whether they can be relied on for data transfers to non-EEA entities subject to the GDPR.  As supervisory authorities issue further guidance on personal data export mechanisms, including circumstances where the SCCs cannot be used, and/or start taking enforcement action, we could suffer additional costs, complaints and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results.

Further, since the beginning of 2021, after the end of the transition period following the UK’s departure from the EU, we are also subject to the UK data protection regime, which imposes separate but similar obligations to those under the GDPR and comparable penalties, including fines of up to £17.5 million or 4% of a noncompliant company’s global annual revenue for the preceding financial year, whichever is greater. As we continue to expand into other foreign countries and jurisdictions, we may be subject to additional laws and regulations that may affect how we conduct business.

Although we work to comply with applicable laws, regulations and standards, as well as our contractual obligations and other legal obligations, relating to data privacy and security, these requirements are evolving and may be modified, interpreted and applied in an inconsistent manner from one jurisdiction to another, and may conflict with one another or other legal obligations with which we must comply. Any failure or perceived failure by us or our employees, representatives, contractors, consultants, collaborators, or other third parties to comply with such requirements or adequately address privacy and security concerns, even if unfounded, could result in additional cost and liability to us, damage our reputation, and adversely affect our business and results of operations.

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

We may be subject to environmental liability inherent in our current and historical activities, including liability relating to releases of or exposure to hazardous or biological materials. Environmental, health and safety laws and regulations are becoming more stringent. We may be required to incur substantial expenses in connection with future environmental compliance or remediation activities, in which case, our production efforts or those of our third-party manufacturers may be interrupted or delayed.

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

Our platform and products focus on the development of gene therapies and gene regulation technology. In 2017, the FDA approved the first gene treatment for RPE65-associated retinal disease, Luxturna, a commercially available product developed by Spark Therapeutics, Inc., which was purchased by Roche. There are a number of other companies developing ocular gene therapy products, including Applied Genetic Technologies Corporation, Biogen, Inc. and 4D Molecular Therapeutics, Inc. There are a number of companies developing gene therapy products for neurodegenerative diseases, including Voyager Therapeutics, Inc., Brain Neurotherapy Bio, Inc., Axovant Gene Therapies Ltd. and Prevail

Therapeutics Inc. (which was purchased by Eli Lilly and Company). In addition to competition from other gene therapies, any products we may develop may also face competition from other types of therapies, such as small molecule, antibody, or protein therapies. Many of our current or potential competitors, either alone or with their collaboration partners, have greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals, and marketing approved products than we do. Mergers and acquisitions in the pharmaceutical, biotechnology, and gene therapy industries may result in even more resources being concentrated among a smaller number of our competitors. These competitors also compete with us in recruiting and retaining qualified scientific, manufacturing and management personnel and establishing clinical trial sites and patient enrollment in clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs. Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient, or are less expensive than any products that we may develop, limiting demand or the price we are able to charge, or that could render any products that we may develop obsolete or non-competitive. Our competitors also may obtain FDA, MHRA or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. In addition, as a result of the expiration or successful challenge of our patent rights, we could face more litigation with respect to the validity and/or scope of patents relating to our competitors’ products.

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

We may not have the resources in the foreseeable future to allocate to the sales and marketing of our product candidates in certain markets. Therefore, our future sales in these markets will largely depend on our ability to enter into and maintain collaborative relationships for such capabilities, the collaborator’s strategic interest in the product and such collaborator’s ability to successfully market and sell the product. We may pursue collaborative arrangements regarding the sale and marketing of AAV-GAD, AAV-RPE65, AAV-hAQP1 or other future gene therapy programs, if approved, for the United States and/or certain markets overseas; however, there can be no assurance that we will be able to establish or maintain such collaborative arrangements, or if able to do so, that they will have effective sales forces.

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

We believe that any of our product candidates approved as a biological product under a BLA should qualify for the 12-year period of exclusivity. However, there is a risk that any of our product candidates approved as a biological product under a BLA would not qualify for the 12-year period of exclusivity or that this exclusivity could be shortened due to Congressional action or otherwise, or that the FDA will not consider our product candidates to be reference products for competing products, potentially creating the opportunity for generic competition sooner than anticipated. Other aspects of the BPCIA, some of which may impact the BPCIA exclusivity provisions, have also been the subject of recent litigation. Jurisdictions outside the United States have established abbreviated pathways for regulatory approval of biological products that are biosimilar to earlier approved reference products. For example, the EU has had an established regulatory pathway for biosimilars since 2006. Moreover, the extent to which a biosimilar, once licensed, will be substituted for any one of our reference products in a way that is similar to traditional generic substitution for non-biological products is not yet clear, and will depend on a number of marketplace and regulatory factors that are still developing.

If competitors are able to obtain marketing approval for biosimilars referencing our products, our products may become subject to competition from such biosimilars, with the attendant competitive pressure and consequences.

Risks Related to Our Dependence on Third Parties

If our cGMP and GMP manufacturing facilities are unable to supply our product candidates for all of our current preclinical, clinical and potential commercial needs, we will be forced to seek out third-party manufacturers. We currently contract with third parties for the manufacture of plasmid used in producing our product candidates. Relying on third parties increases the risk that we will not have sufficient quantities of such materials, product candidates, or any medicines that we may develop and commercialize, or that such supply will not be available to us at an acceptable cost, which could delay, prevent, or impair our development or commercialization efforts.

We produce our product candidates in our cGMP viral vector manufacturing facility completed in early 2018 and we completed the acquisition of the buildings for our second cGMP viral vector manufacturing facility and our first cGMP plasmid and DNA production facility in Shannon, Ireland in January 2021 to expand our manufacturing and supply chain capabilities. However, if our current facility is damaged, suffers any form of delay or regulatory challenges, we experience slowdowns or problems with the development and startup of our new facilities or we are unable to scale our internal manufacturing capabilities to meet demand for our product candidates, we will need to contract with third-party manufacturers to produce our product candidates. While we now have our own plasmid manufacturing capabilities in our Shannon, Ireland facilities, we may also rely on third-party manufacturers from time to time for the manufacture of plasmid used in the production of some of our product candidates. We do not have a long-term supply agreement with any of the third-party manufacturers, and we purchase our required supply on a purchase order basis.

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

We and our third-party manufacturers may not be able to comply with cGMP regulations or similar regulatory requirements that might be required by the FDA, MHRA or EMA. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocations, seizures or recalls of product candidates or medicines, operating restrictions, and criminal prosecutions, any of which could adversely affect supplies of our candidates and harm our business, financial condition, results of operations, and prospects.

Any therapies that we may develop may compete with other product candidates and products for access to manufacturing facilities. There are a limited number of manufacturers that operate under cGMP or similar regulations and that might be capable of manufacturing for us. Any performance failure on the part of our existing or future manufacturers could delay clinical development or marketing approval.

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

We expect to rely on CROs, clinical trial sites, and other vendors to ensure our preclinical studies and clinical trials are conducted properly and on time. We may also engage third parties such as clinical data management organizations, medical institutions and clinical investigators to conduct or assist in our clinical trials or other preclinical and clinical research and development work. While we will have agreements governing their activities, we will have limited influence over their actual performance. We will control only certain aspects of our third-party service providers’ activities. Nevertheless, we will be responsible for ensuring that each of our preclinical studies and clinical trials is conducted in accordance with the applicable protocol, legal, quality, regulatory and scientific standards. Our reliance on these third parties does not relieve us of our regulatory responsibilities. For example, we are conducting the Phase 3 Lumeos clinical trial of botaretigene sparoparvovec for the treatment of patients with XLRP caused by mutations in the RPGR gene at multiple clinical trial sites in North America and Europe. If any locations terminate the clinical trial, we would be required to find another party to conduct any new trials. We may be unable to find a new party to conduct new trials of our product candidates or obtain clinical supply of our product candidates or AAV vectors for such trials. If we elect to internalize some or all activities related to the conduct of our preclinical studies or clinical trials that are currently performed by our third-party service providers, or if we are required to do so due to a service provider’s termination of our relationship, then we may be required to source additional technology and personnel in order to perform the relevant activities. We may be unsuccessful in our efforts to internalize some or all relevant activities, either on the desired timeline or at all.

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

As of December 31, 2021, we had 296 employees. We expect to continue to significantly expand our organization, including hiring and training significant numbers of employees and managerial personnel to staff our expanding manufacturing and supply chain operations in our new facilities in Ireland. We may have difficulty identifying, hiring and integrating new personnel. Future growth would impose significant additional responsibilities on our management, including the need to identify, recruit, maintain, motivate and integrate additional employees, consultants and contractors. Also, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If our management is unable to effectively manage our expected growth, our expenses may increase more than expected, our potential ability to generate revenue could be reduced and we may not be able to implement our business strategy. Many of the biotechnology companies that we compete against for qualified personnel and consultants have greater financial and other resources, different risk profiles and a longer history in the industry than we do. If we are unable to continue to attract and retain high-quality personnel and consultants, the rate and success at which we can discover and develop product candidates and operate our business will be limited.

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

We do not carry insurance for all categories of risk that our business may encounter. Some of the policies we currently maintain include general liability, clinical trial liability, employment practices liability, property, auto, workers’ compensation, umbrella, cyber and directors’ and officers’ insurance. Any additional product liability insurance coverage we acquire in the future, may not be sufficient to reimburse us for any expenses or losses we may suffer. Moreover, insurance coverage is becoming increasingly expensive and restrictive, and in the future we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to liability. If we obtain marketing approval for our product candidates, we intend to acquire insurance coverage to include the sale of commercial products; however, we may be unable to obtain product liability insurance on commercially reasonable terms or in adequate amounts. A successful product liability claim or series of claims brought against us could cause our share price to decline and, if judgments exceed our insurance coverage, could adversely affect our results of operations and business, including preventing or limiting the commercialization of any product candidates we develop. We do not carry specific biological or hazardous waste insurance coverage, and our property, casualty and general liability insurance policies specifically exclude coverage for damages and fines arising from biological or hazardous waste exposure or contamination. Accordingly, in the event of contamination or injury, we could be held liable for damages or be penalized with fines in an amount exceeding our resources, and our clinical trials or regulatory approvals could be suspended.

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

Our business and operations may suffer in the event of system failures and our systems and those of our business partners and service providers may be vulnerable to cybersecurity risks.

Our information technology systems, including manufacturing systems, as well as those of our business partners and service providers, are vulnerable to damage from computer viruses, unauthorized access, hardware and software failures, natural disasters, terrorism, war and telecommunication and electrical failures. If such an event were to occur, it could result in a material disruption of our product candidate development programs or manufacturing operations. For example, the loss of preclinical study or clinical trial data from completed, ongoing or planned trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. A significant interruption to our manufacturing operations could delay the completion of clinical trials and increase the costs of those trials. To the extent that any disruption or security breach were to result in a loss of or damage to our data or applications, or inappropriate disclosure of personal, confidential or proprietary information, we could incur liability and the further development of our product candidates could be delayed.

In the ordinary course of our business, we, our business partners and our service providers collect, process and store sensitive data, including intellectual property, clinical trial data, proprietary business information, personal data and personally identifiable information of our clinical trial subjects and employees. The secure processing, maintenance and transmission of this information is critical to our operations. Increased cybersecurity threats pose a risk to this information, in addition to our and our business partners’ and service providers’ systems and networks. Attacks upon information technology systems are increasing in their frequency, levels of persistence, sophistication and intensity, and are being conducted by sophisticated and organized groups, governments and individuals with a wide range of motives and expertise. As a result of the COVID-19 pandemic, we may also face increased cybersecurity risks due to our reliance on internet technology and the number of our employees who are working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. Furthermore, because the techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We may also experience security breaches that may remain undetected for an extended period. Even if identified, we may be unable to adequately investigate or remediate incidents or breaches due to attackers increasingly using tools and techniques that are designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence.

Despite our security measures, our information technology and infrastructure may be vulnerable to cyber-attacks by hackers or internal bad actors, or breached due to employee error, a technical vulnerability, malfeasance or other disruptions that could have a negative impact, including loss or destruction of data (including confidential or critical business information). Although, to our knowledge, we have not experienced any such material security breach to date, we may experience cybersecurity incidents such as malware infections, ransomware, phishing attempts, thefts of personal, confidential, proprietary or other critical business information and other attempts at compromising our information technology that are typical for a company of our size in our market. Any security breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, significant regulatory penalties, and such an event could disrupt our operations, damage our reputation, result in significant expenses in implementing future security measures and cause a loss of confidence in us and our ability to conduct clinical trials, which could adversely affect our reputation and financial results, and delay clinical development of our product candidates.

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

EU laws which have been transposed into UK law through secondary legislation continue to be applicable as “retained EU law”. However, new legislation such as the EU Clinical Trials Regulation, (“EU CTR”) or in relation to orphan medicines will not be applicable. In addition, as there is no general power to amend the “retained EU law”, the UK government adopted the Medicines and Medical Devices Act 2021 in February 2021 which introduces delegated powers in favor of the Secretary of State or an “appropriate authority” to amend or supplement existing regulations in the area of medicinal products.  This allows new rules to be introduced in the future by way of secondary legislation, which aims to allow flexibility in addressing regulatory gaps and future changes in the fields of human medicines and clinical trials of human medicines. The new UK legislation may diverge from EU law and require that we comply with separate procedures and standards, which may lead to additional costs and increase our overall risk exposure.

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

For MAs, an applicant for a centralized procedure MA must be established in the EU. After Brexit, companies established in the UK can no longer use the centralized procedure and instead must follow one of the UK national authorization procedures or one of the remaining post-Brexit international cooperation procedures (such as the Access Consortium) to obtain an MA to market products in the UK. The MHRA may rely on a decision taken by the European Commission on the approval of a new (centralized procedure) MA when determining an application for a Great Britain MA; or use the MHRA’s decentralized or mutual recognition procedures which enable MAs approved in EU member states (or Iceland, Liechtenstein, Norway) to be granted in Great Britain. Additionally, the ‘Unfettered Access Procedure’ enables a marketing authorization holder in Northern Ireland to seek recognition in Great Britain.

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

Our share price is likely to be volatile. The stock market in general and the market for smaller biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. Additionally, the trading prices for our ordinary shares and the shares of other smaller biopharmaceutical companies have been and continue to be highly volatile as a result of the COVID-

19 pandemic. As a result of this volatility, you may not be able to sell your ordinary shares at or above your purchase price. The market price for our ordinary shares may be influenced by many factors, including:

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

As of December 31, 2021, our executive officers, directors and shareholders who owned more than 5% of our outstanding ordinary shares and their respective affiliates, in the aggregate, hold ordinary shares representing approximately 41.1% of our outstanding ordinary shares.

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

Our corporate affairs and the rights of holders of ordinary shares are governed by Cayman Islands law, including the provisions of the Cayman Islands Companies Law (as amended), or the Companies Law, the common law of the Cayman Islands and by our memorandum and articles of association. We are also subject to the federal securities laws of the United States. The rights of shareholders to take action against the directors, actions by minority shareholders and the fiduciary responsibilities of our directors to us under Cayman Islands law are to a large extent governed by the common law of the Cayman Islands. The common law of the Cayman Islands is derived in part from comparatively limited judicial precedent in the Cayman Islands as well as from English common law, the decisions of whose courts are of persuasive authority, but are not binding on a court in the Cayman Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are different from what they would be under statutes or judicial precedent in some jurisdictions in the United States. In particular, the Cayman Islands has a different body of securities laws as compared to the United States, and certain states, such as Delaware, may have more fully developed and judicially interpreted bodies of corporate law. In addition, Cayman Islands companies may not have standing to initiate a shareholders derivative action in a Federal court of the United States.

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

Based on the current and anticipated value of our assets, including goodwill, and the current and anticipated composition of our income, assets and operations, we do not believe we were a PFIC for the taxable year ended on December 31, 2021, and do not expect to be a PFIC for the current taxable year. However, the application of the PFIC rules is subject to uncertainty in several respects, and we cannot assure you that the U.S. Internal Revenue Service, or the IRS, will not take a contrary position. Furthermore, a separate determination must be made after the close of each taxable year as to whether we are a PFIC for that year. Accordingly, we cannot assure you that we were not a PFIC for our taxable year ended on December 31, 2021 or that we will not be a PFIC for our current taxable year or any future taxable year. A non-U.S. company will be considered a PFIC for any taxable year if (i) at least 75% of its gross income is passive income (including interest income), or (ii) at least 50% of the value of its assets (based on an average of the quarterly values of the assets during a taxable year) is attributable to assets that produce or are held for the production of passive income. The value of our assets generally is determined by reference to the market price of our ordinary shares, which may fluctuate considerably. In addition, the composition of our income and assets is affected by how, and how quickly, we spend any cash we raise. If we were to be classified as a PFIC for any taxable year during which a U.S. holder holds our ordinary shares, certain materially adverse U.S. federal income tax consequences could apply to such U.S. holder.

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

We have significant U.S. federal and state net operating losses, or NOLs, and UK carryforward tax losses which we may not be able to realize or which may be restricted under applicable law. We also benefit from certain tax incentive regimes, such as research and development tax credits. Any adverse change to these regimes, the application thereof or challenges to the tax position we have adopted under these rules could adversely affect our results of operations and financial condition.

As of December 31, 2021, we had federal and state NOL carryforwards in the United States of $73.6 million and $73.3 million, respectively, and cumulative carryforward tax losses in the UK of $164.3 million, which we expect to be available to reduce future taxable income subject to any relevant restrictions (including those in the U.S. and UK that limit the percentage of taxable income that can be reduced by NOLs and carried forward losses). The U.S. federal and state NOLs incurred prior to January 1, 2018 in the amount of approximately $6.8 million and $6.7 million, respectively, will begin to expire in 2036. U.S. federal NOLs generated after December 31, 2017 are not subject to expiration but such NOLs may only offset 80% of taxable income for taxable years beginning after December 31, 2020. As of December 31, 2021, we also had orphan drug and research and development credits in the U.S. in the amount of $6.7 million and research and development credits in the UK of $1.5 million. The UK carryforward tax losses will continue indefinitely, subject to relevant restrictions, under current UK legislation.

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

Owing to the international scope of our operations, fluctuations in exchange rates may adversely affect us, particularly between the U.S. dollar on the one hand, and the pound sterling and euro on the other hand. As a result, our business and the market price of our securities may be affected by such fluctuations, which may have a significant impact on our results of operations and cash flows from period to period. Currently, we do not have any exchange rate hedging arrangements in place

Our management team has broad discretion as to the use of the net proceeds from public and private equity or debt financings and the investment of these proceeds may not yield a favorable return. We may invest the proceeds in ways with which our shareholders disagree.

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

There is an increasing focus from the SEC, stock exchanges, certain investors and other stakeholders concerning corporate responsibility, specifically related to environmental, social and governance factors. The SEC is considering new disclosure requirements relating to environmental, social and governance factors, and the SEC recently approved new Nasdaq listing and disclosure requirements relating to board diversity that are applicable to us. Some investors may use these factors to guide their investment strategies and, in some cases, may choose not to invest in us if they believe our policies and disclosures relating to corporate responsibility are inadequate. Third-party providers of corporate responsibility ratings and reports on companies have varied and in some cases inconsistent standards. In addition, the criteria by which companies’ corporate responsibility practices are assessed are evolving, which could result in greater expectations of us and cause us to undertake costly initiatives to satisfy such new criteria. Alternatively, if we elect not to or are unable to satisfy such new criteria or do not meet the criteria of a specific third-party provider, some investors may conclude that our policies with respect to corporate responsibility are insufficient. We may face reputational damage in the event that our corporate responsibility procedures or standards do not meet the standards set by various constituencies. Furthermore, if our competitors’ corporate responsibility performance is perceived to be greater than ours, potential or current investors may elect to invest with our competitors instead. In addition, in the event that we communicate or disclose certain initiatives and goals regarding environmental, social and governance matters, we could fail, or be perceived to fail, in our achievement of such initiatives or goals, or we could be criticized for the scope of such initiatives or goals or be subject to litigation for such failures. If we fail to satisfy the expectations of investors and other stakeholders or our initiatives are not executed as planned, our reputation and financial results could be adversely affected.

Because we do not anticipate paying any cash dividends on our ordinary shares in the foreseeable future, capital appreciation, if any, would be your sole source of gain.

Under Cayman Islands law, we may only make distributions by way of dividend out of profits, or out of our share premium account (provided that immediately following the date that the dividend is proposed to be paid we are able to pay our debts as they fall due in the ordinary course of business). We have never declared or paid any cash dividends on our ordinary shares. We currently anticipate that we will retain future earnings for the development, operation and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future. As a result, capital appreciation, if any, of our ordinary shares would be your sole source of gain on an investment in our ordinary shares for the foreseeable future. See the “Dividend Policy” section of this Form 10-K for the year ended December 31, 2021 for additional information.

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

Additionally, we lease an 11,306 square foot office facility located at 34-38 Provost Street, London, United Kingdom and 6,679 square feet of laboratory facilities at 15 Ebenezer Street, London, United Kingdom. The office space lease terminates on September 8, 2029 and the laboratory leases terminate on May 24, 2027. We also lease 10,126 square feet of office, laboratory and storage facilities at Paalbergweg 2-4, Amsterdam, Netherlands. The lease terminates on March 30, 2031.

In January 2021, we completed the acquisition of the buildings for our second cGMP viral vector manufacturing facility and our first cGMP plasmid and DNA production facility located in Buildings 2 and 3, Block K, Airport Avenue, Shannon Free Zone, Shannon, Ireland. The campus encompasses an aggregate of 150,000 square feet.  We also entered into a lease for each property providing for a long leasehold interest of approximately 191 years.

ITEM 3.LEGAL PROCEEDINGS

We are not subject to any material legal proceedings.

ITEM 4.MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our ordinary shares trade on the Nasdaq Global Select Market under the symbol “MGTX.”

Holders of Record

As of March 8, 2022, there were 64 holders of record. The actual number of shareholders of our ordinary shares is greater than this number of record holders and includes shareholders who are beneficial owners but whose ordinary shares are held in street name by brokers and other nominees. This number of holders of record also does not include shareholders whose ordinary shares may be held in trust by other entities.

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

Recent Sales of Unregistered Securities

On October 4, 2021 (the “Bullseye Closing Date”), we acquired Bullseye Therapeutics, Inc. (“Bullseye”), a company engaged in developing mechanisms to deliver retinal drugs and gene therapies to the eye. We entered into an agreement to acquire Bullseye pursuant to an Agreement and Plan of Merger (the “Bullseye Merger Agreement”) by and among the Company, Bullseye, BT Acquisition Sub, Inc., a wholly-owned subsidiary of the Company (“Merger Sub 1”), BT Acquisition Sub 2, Inc., a wholly-owned subsidiary of the Company (“Merger Sub 2”), the Bullseye stockholders named therein and the Bullseye stockholder representative, pursuant to which Merger Sub 1 was merged with and into Bullseye, with Bullseye being the surviving corporation (“Merger 1”) and, immediately following Merger 1, Bullseye was merged with and into Merger Sub 2, with Merger Sub 2 being the surviving corporation (together with Merger 1, the “Bullseye Merger”). As a result of the Bullseye Merger, Bullseye is a wholly-owned subsidiary of the Company.

In connection with the acquisition of Bullseye, the consideration to Bullseye’s selling stockholders consisted of an aggregate of 80,276 of the Company’s ordinary shares of which (i) 12,040 ordinary shares were issued on the Bullseye Closing Date, (ii) 28,097 restricted ordinary shares were issued on the Bullseye Closing Date, with 50% of such restricted ordinary shares scheduled to vest on each of the first and second anniversaries of the Bullseye Closing Date, and (iii) 40,139 ordinary shares will be issued 18 months following the Bullseye Closing Date, provided that the shares described in clauses (ii) and (iii) are subject to certain indemnification claims under the Bullseye Merger Agreement. The Company also assumed $0.5 million of Bullseye’s liabilities (“Assumed Liabilities”). Total consideration of $1.5 million was based on the closing price of the Company’s ordinary shares of $13.31 per share on October 1, 2021, plus the Assumed Liabilities.

Additionally, on October 9, 2021, we issued 58,000 ordinary shares to certain stockholders of Emrys Bio Inc. (“Emrys”) in accordance with the terms of the Agreement and Plan of Merger, dated as of April 9, 2020, by and among the Company, Emrys, and EB Acquisition, Inc., a wholly-owned subsidiary of the Company, the Emrys stockholders and the Emrys stockholder representative.

The ordinary shares have not been registered under the Securities Act of 1933, as amended (the “Securities Act”) or any state securities laws and were issued and will be issued, as applicable, in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder.

ITEM 6.RESERVED

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

Overview

We are a vertically integrated, clinical stage gene therapy company with six programs in clinical development and a broad pipeline of preclinical and research programs. We have core capabilities in viral vector design and optimization and gene therapy manufacturing, as well as a potentially transformative gene regulation technology. Led by an experienced management team, we have taken a portfolio approach by licensing, acquiring and developing technologies that give us depth across both product candidates and indications. Our initial focus is on three distinct areas of unmet medical need: ocular, including inherited retinal diseases and large degenerative ocular diseases, neurodegenerative diseases, and severe forms of xerostomia. Though initially focusing on the eye, central nervous system and salivary gland, we intend to expand our focus in the future to develop additional gene therapy treatments for patients suffering from a range of serious diseases.

We are an exempted company incorporated under the laws of the Cayman Islands in 2018, and prior to that, we commenced operations as MeiraGTx Limited, a private limited company incorporated under the laws of England and Wales in 2015. Our discussion of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). Since our formation, we have devoted substantially all of our resources to developing our technology platform, establishing our viral vector manufacturing facilities and our cGMP plasmid and DNA production facility and developing manufacturing processes, advancing the product candidates in our ophthalmology, salivary gland and neurodegenerative disease programs, building our intellectual property portfolio, organizing and staffing our company, developing our business plan, raising capital, and providing general and administrative support for these operations. To date, we have financed our operations primarily with cash on hand and proceeds from the sales of our Series A ordinary shares, Convertible Preferred C Shares and ordinary shares. Through December 31, 2021, we received gross proceeds of approximately $446.0 million from sales of our ordinary shares, Series A ordinary shares and convertible preferred C shares and $130.0 million from the collaboration, option and license agreement with Janssen Pharmaceuticals, Inc. (“Janssen”), one of the Janssen Pharmaceuticals Companies of Johnson & Johnson (the “Collaboration Agreement”). As of December 31, 2021, we had cash and cash equivalents of $137.7 million, as well as $22.4 million in receivables due from Janssen in the first quarter of 2022 in connection with the Collaboration Agreement.

We are a clinical stage company and have not generated any product revenues to date. We have six clinical programs and a pipeline of preclinical programs. Since inception, we have incurred significant operating losses. Our net losses for the years ended December 31, 2021 and 2020 were $79.6 million and $58.0 million, respectively. As of December 31, 2021, we had an accumulated deficit of $340.6 million. We do not expect to generate revenue from sales of any products for several years, if at all. Under the Collaboration Agreement, we received an upfront payment in the amount of $100.0 million in March 2019 and a milestone payment in the amount of $30.0 million in December 2021. Additionally, pursuant to the Collaboration Agreement, we are eligible to receive research and development funding and additional potential milestone payments and royalties.

Our total operating expenses were $110.9 million and $78.1 million for the years ended December 31, 2021 and 2020, respectively. While we expect our operating expenses to continue to increase in connection with our ongoing development activities related to our product candidates, including the ongoing Phase 3 Lumeos clinical trial of botaretigene sparoparvovec for the treatment of patients with XLRP and the initiation of a Phase 3 clinical trial of AAV-RPE65 for the treatment of retinal dystrophy associated with mutations in the RPE65 gene, we believe that certain of these increases will be partially offset by the research funding in connection with the Collaboration Agreement. In addition, we expect to continue incurring increasing costs associated with our clinical activities for AAV-hAQP1 for the treatment of radiation-induced xerostomia and xerostomia associated with Sjogren’s syndrome. We expect to file an IND application for AAV-GAD in the first half of 2022. We also incurred expenses during the year ended December 31, 2021 and expect to continue to incur expenses related to research activities in additional therapeutic areas to expand our pipeline, developing our potentially transformative gene regulation technology, hiring additional personnel in manufacturing, research, clinical operations, quality and other functional areas, and associated cash and share-based compensation expense, as well as the further development of internal manufacturing capabilities and capacity and other associated costs including the management of our intellectual property portfolio.

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

Based on our cash and cash equivalents at December 31, 2021 and the research funding and milestone payments we expect to receive under the Collaboration Agreement, we estimate that such funds will be sufficient to enable us to fund our operating expenses and capital expenditure requirements through the second quarter of 2023. We have based these estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. See “Liquidity and Capital Resources.” Because of the numerous risks and uncertainties associated with the development of our product candidates, any future product candidates, our platform and technology and because the extent to which we may enter into collaborations with third parties for development of any of our product candidates is unknown, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidates.

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

Highlights and Recent Developments

Recent Clinical Development Highlights and Anticipated 2022 Milestones

Botaretigene Sparoparvovec (AAV-RPGR) for the Treatment of XLRP:

●	MeiraGTx, in collaboration with Janssen, is dosing and enrolling patients in the Phase 3 Lumeos clinical trial of botaretigene sparoparvovec.
●	We received a $30 million payment from Janssen for a clinical milestone in the Phase 3 Lumeos trial of botaretigene sparoparvovec.

AAV-hAQP1 for the Treatment of Grade 2/3 Radiation-Induced Xerostomia:

●	We reported positive preliminary data from the Phase 1 AQUAx clinical trial in December 2021.
o	Clinically meaningful improvements in xerostomia symptoms and disease burden in two validated Patient-Reported Outcome (PRO) measures were demonstrated.
o	6 of the 7 participants through 90-day assessments following treatment achieved clinically meaningful improvement in symptoms using both the McMaster Global Rate of Change PRO and the Xerostomia Questionnaire.
o	One participant with the maximum response evaluable at 12 months has now reached 24 months and the same level of response/xerostomia symptom improvement was maintained.
o	AAV-hAQP1 appears safe and well-tolerated at each dose tested.
●	We completed treatment of patients in all four cohorts of the unilateral dose escalation (n=12) Phase 1 AQUAx trial in the fourth quarter of 2021.
●	Four cohorts of dose escalating bilateral treatment (n=12) were added to the protocol to further assess potential efficacy. Treatment of all bilateral patients was completed in the first quarter of 2022.
●	Based on the safety and efficacy profile of AAV-hAQP1 in the AQUAx Phase 1 study and regulatory precedent, we intend to initiate a randomized, double-blind, placebo-controlled Phase 2 study evaluating two active doses of AAV-hAQP1 by the end of 2022.

Riboswitch Gene Regulation Platform:

●	We presented data from our proprietary riboswitch gene regulation platform in December 2021 demonstrating regulation of multiple therapeutic genes in multiple tissues in vitro and in vivo, as well as in vivo models showing dose responsive physiological effects indicative of potential therapeutic activity.
●	Transformative riboswitch technology platform has unprecedented dynamic range of greater than 5,000-fold.
●	Proprietary technology platform allows precise and specific control of gene therapy expression levels via dose-response to orally delivered small molecules.
●	We have developed a library of novel small molecules that tightly regulate aptamer driven cassettes with drug properties designed specifically for the regulation of different genes in different tissues.
●	This technology is applicable to the control of any gene in the context of any vector, including both gene editing and RNA editing.

AAV-GAD for the Treatment of Parkinson’s Disease:

●	We anticipate filing an IND in the coming weeks, with material that has been manufactured with our proprietary manufacturing process at our cGMP manufacturing facility in London.

AAV-CNGB3 and AAV-CNGA3 for the Treatment of ACHM:

●	With partner Janssen, we expect to initiate later stage clinical studies in 2022 for both AAV-CNGB3 and AAV-CNGA3 for the treatment of ACHM associated with mutations in the CNGB3 and CNGA3 genes.

Manufacturing and Process Development:

●	We successfully manufactured cGMP material for six different clinical programs, including three for Janssen-partnered programs, highlighting the breadth and expertise of our manufacturing and quality infrastructure.

Components of Our Results of Operations

License Revenue

Our license revenue consisted of the amortization of the upfront and milestone payments we received in connection with the Collaboration Agreement.

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

Research and development activities are central to our business model. We expect that our research and development expenses will continue to increase substantially for the foreseeable future as we initiate additional preclinical and clinical trials of our existing product candidates, including the ongoing Phase 3 Lumeos trial of botaretigene sparoparvovec for the treatment of patients with XLRP and the initiation of a Phase 3 clinical trial of AAV-RPE65 for the treatment of retinal dystrophy associated with mutations in the RPE65 gene, and continue to discover and develop additional product candidates. Certain of these increases in research and development costs will be partially offset by the research funding provided in connection with the Collaboration Agreement we entered into in January 2019. In addition, we expect to continue incurring increasing research and development costs associated with our clinical activities for AAV-hAQP1 for the treatment of radiation-induced xerostomia and xerostomia associated with Sjogren’s syndrome.

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

Other non-operating income (expense)

Other non-operating income (expense) includes the following:

Foreign currency (loss) gain

Our consolidated financial statements are presented in U.S. dollars, which is our reporting currency. The financial position and results of operations of our subsidiaries MeiraGTx UK II Limited, MeiraGTx Ireland DAC, MeiraGTx Netherlands B.V., MeiraGTx B.V. and MeiraGTx Belgium are measured using the foreign subsidiaries’ local currency as the functional currency. These entities’ cash accounts holding U.S. dollars and intercompany payables and receivables are remeasured based upon the exchange rate at the date of remeasurement with the resulting gain or loss included in the consolidated statement of operations and comprehensive loss. Expenses of such subsidiaries have been translated into U.S. dollars at average exchange rates prevailing during the period. Assets and liabilities have been translated at the rates of exchange on the consolidated balance sheet date. The resulting translation gain and loss adjustments are recorded directly as a separate component of shareholders’ equity and as other comprehensive loss on the consolidated statement of operations and comprehensive loss.

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

Income Taxes

Since we have recurring losses and a valuation allowance against deferred tax assets, there was no tax expense (benefit) for the years ended December 31, 2021 and 2020.

As of December 31, 2021, we had federal and state net operating losses (“NOLs”) in the United States of approximately $73.6 million and $73.3 million, respectively, and carryforward tax losses in the UK of approximately $164.3 million which are available to reduce future taxable income. The U.S. federal and state NOLs incurred prior to January 1, 2018 in the amount of approximately $6.8 million and $6.7 million, respectively, will begin to expire in 2036. The U.S. NOLs incurred after December 31, 2017 and the UK carryforward tax losses will be indefinitely carried forward.  As of December 31, 2021, we also had orphan drug and research and development credits in the U.S. in the amount of $6.7 million, which will begin to expire in 2036 and research and development credits in the UK in the amount of $1.5 million, which can be carried forward indefinitely.

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

Restricted Share Units

The Company grants restricted share units (“RSUs”) to employees, non-employee members of our board of directors and non-employee consultants as compensation for services performed. Awards of RSUs are accounted for in accordance with ASC 718, Compensation - Stock Compensation, or ASC 718. ASC 718 requires all share-based payments to employees and non-employee directors, including grants of RSUs, to be recognized in the consolidated statement of operations and comprehensive loss based on their grant date fair values. The grant date fair value of RSUs is determined using the closing market price of the Company’s ordinary shares on the date of grant.

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

Results of Operations

Comparison of the Years Ended December 31, 2021 and 2020

	2021	2020	Change

	(in thousands)
License revenue - related party	$37,701	$15,563	$22,138
Operating expenses:
General and administrative	43,765	44,207	(442)
Research and development	67,128	33,910	33,218
Total operating expenses	110,893	78,117	32,776
Loss from operations	(73,192)	(62,554)	(10,638)
Other non-operating income (expense)
Foreign currency (loss) gain	(6,293)	3,426	(9,719)
Interest income	212	1,275	(1,063)
Interest expense	(288)	(139)	(149)
Net loss	(79,561)	(57,992)	(21,569)
Other comprehensive income (loss):
Foreign currency translation gain (loss)	2,226	(3,103)	5,329
Total comprehensive loss	$(77,335)	$(61,095)	$(16,240)

License Revenue

License revenue was $37.7 million for the year ended December 31, 2021, compared to $15.6 million for the year ended December 31, 2020. This increase represents the increased amortization of the $100.0 million upfront payment as well as amortization of the $30.0 million milestone payment received in connection with the Collaboration Agreement.

General and Administrative Expenses

General and administrative expenses were $43.8 million for the year ended December 31, 2021, compared to $44.2 million for the year ended December 31, 2020. The decrease of $0.4 million was primarily due to a decrease in share-based compensation of $1.3 million and payroll and payroll related costs of $0.8 million, which was partially offset by increases in insurance of $0.3 million, facility costs of $0.9 million, professional fees of $0.2 million and $0.3 of other general and administrative expenses.

Research and Development Expenses

Research and development expenses for the years ended December 31, 2021 and 2020 were as follows (in millions):

	2021	2020	Change
Gross research and development expenses	$141.5	$96.6	$44.9
Janssen reimbursements	(69.0)	(57.4)	(11.6)
Tax incentive reimbursement	(5.4)	(5.3)	(0.1)
Research and development expenses	$67.1	$33.9	$33.2

Gross research and development expenses for the year ended December 31, 2021 increased $44.9 million as compared to the prior year primarily due to an increase of $21.8 million in research and clinical trial costs related to our ophthalmology, neurology, gene regulation and salivary gland programs, $7.6 million in manufacturing of our clinical trial materials, $10.3 million in payroll and payroll related costs, $3.6 million in depreciation, $1.8 million in rent and facility costs, $3.7 million in share-based compensation and $2.2 million in other research costs, which was partially offset by a decrease of $6.2 million in acquired research and development costs.

Reimbursements under the Collaboration Agreement for the year ended December 31, 2021 increased $11.6 million as compared to the prior year primarily due to an increase in activity in the programs licensed under the Collaboration Agreement.

Tax incentive reimbursement for the year ended December 31, 2021 increased $0.1 million as compared to the prior year primarily due to the increase in allowable research and development costs.

Foreign Currency (Loss) Gain

Foreign currency loss was $6.3 million for the year ended December 31, 2021 compared to a gain of $3.4 million for the year ended December 31, 2020. The change of $9.7 million was primarily due to a weakening of the pound sterling and euro against the U.S. dollar and an increase in the amounts due from foreign subsidiaries in 2021.

Interest Income

Interest income was $0.2 million for the year ended December 31, 2021 compared to $1.3 million for the year ended December 31, 2020. The decrease was due to a lower average cash balance and lower interest rates during 2021.

Other Comprehensive Income (Loss) – Foreign Currency Translation Gain (Loss)

Foreign currency translation adjustments resulted in a translation gain of $2.2 million for the year ended December 31, 2021 compared to a translation loss of $3.1 million for the year ended December 31, 2020. The change in the amount of $5.3 million was primarily due to a strengthening of the U.S. dollar against the pound sterling and euro during the year ended December 31, 2021.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses. For the year ended December 31, 2021, we used $10.5 million in cash flows from operations. We did not generate positive cash flows from operations during the year and there are no assurances that we will generate positive cash flows in the future. Additionally, there are no assurances that we will be successful in obtaining an adequate level of financing for the development and

119

commercialization of our product candidates. We expect to incur significant expenses and operating losses for the foreseeable future as we advance the preclinical and clinical development of our product candidates. We expect that our research and development and general and administrative costs will increase in connection with conducting preclinical studies and clinical trials for our product candidates, building out internal capacity to have products manufactured to support preclinical studies and clinical trials, expanding our intellectual property portfolio, and providing general and administrative support for our operations. In addition, on August 4, 2020 we entered into agreements to acquire the buildings for our second cGMP viral vector manufacturing facility and our first cGMP plasmid and DNA production facility in Shannon, Ireland to expand our manufacturing and supply chain capabilities. We closed on the acquisition of the first building in August 2020 and closed on the second building in January 2021. As a result of these incurred and expected expenses we will need additional capital to fund our operations, which we may obtain from additional equity or debt financings, collaborations, licensing arrangements, or other sources.

We do not currently have any approved products and have never generated any revenue from product sales. We have historically financed our operations primarily through cash on hand and proceeds from the sale of our ordinary shares, series A ordinary shares and convertible preferred C shares. In March 2019 and December 2021, we received a $100.0 million upfront payment and a $30.0 million milestone payment, respectively, in connection with the Collaboration Agreement, which also provides us with research funding, and we are eligible to receive additional potential milestone payments and royalties.

Based on our current cash, cash equivalents and accounts receivable – related party at December 31, 2021 and the research funding and milestone payments we expect to receive under the Collaboration Agreement, we estimate that we will be able to fund our operating expenses and capital expenditure requirements through the second quarter of 2023. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect.

Cash Flows

We had $137.7 million and $209.5 million of cash and cash equivalents as of December 31, 2021 and 2020, respectively.

The following table summarizes our sources and uses of cash for the period presented:

	For the Years Ended December 31,
	2021	2020

	(in thousands)
Net cash used in operating activities	$(10,530)	$(63,967)
Net cash used in investing activities	(61,717)	(37,020)
Net cash provided by financing activities	1,708	82,728
Decrease in cash	$(70,539)	$(18,259)

Operating Activities

During the year ended December 31, 2021, our cash used in operating activities of $10.5 million was primarily due to our net loss of $79.6 million as we incurred expenses associated with research activities on our clinical programs, manufacturing of our clinical trial materials, preclinical research programs and general and administrative expenses. The net loss included non-cash charges of $37.8 million, which consisted of $20.8 million of share-based compensation, $6.3 million of a foreign currency loss, $7.9 million of depreciation and amortization, $1.0 million of shares issued in connection with a license agreement, $1.0 million of shares issued in connection with an asset acquisition, $0.4 million of a fair value adjustment, $0.2 million of net change in right-of-use assets and liabilities, $0.1 million of amortization of interest on asset retirement obligations and $0.1 million of loss on disposal of equipment, furniture and fixtures. Additionally, operating assets, consisting of accounts receivable-related party, prepaid expenses, tax incentive

120

receivable, other current assets and other assets, decreased by $17.3 million and operating liabilities, consisting of accounts payable, accrued expenses, and deferred revenue-related party, increased by $14.0 million.

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

Investing Activities

Net cash used in investing activities for the year ended December 31, 2021 of $61.7 million consisted primarily of $8.9 million in payments for the acquisition of the second building and long-term lease of our manufacturing facility in Ireland, $6.5 million in connection with equity method and other investments and $46.3 million for purchases of property and equipment for our manufacturing, laboratory and process development facilities and buildout costs of our new facilities in Ireland.

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

Financing Activities

Net cash provided by financing activities was $1.7 million for the year ended December 31, 2021, which is primarily from the exercise of share options.

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

121

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are exposed to market risks in the ordinary course of our business. These risks primarily include foreign currency exchange rate sensitivities and interest rate risk.

We currently operate in the United States, the United Kingdom, and the European Union. Our activities in these jurisdictions expose us to currency exchange rate fluctuations primarily between the U.S. Dollar and the British Pound Sterling and Euro. When the U.S. Dollar strengthens against these currencies, the U.S. Dollar value of non-U.S. Dollar based losses increases. To the extent that our international activities recorded in local currencies increase in the future, our exposure to fluctuations in currency exchange rates will correspondingly increase. With respect to our foreign currency exposures as of December 31, 2021, a 10% unfavorable movement in foreign currency exchange rates would not expose us to a significant increase in net loss. We have not engaged in derivative financial instruments as a means of hedging this financial statement risk.

We had cash and cash equivalents of $137.7 million as of December 31, 2021, which consist of non-interest-bearing and interest-bearing bank deposits. Other than accounts payable and accrued expenses incurred in the ordinary course of business, we had no other debt outstanding as of December 31, 2021. We had cash and cash equivalents of $209.5 million as of December 31, 2020, which consisted of non-interest-bearing and interest-bearing bank deposits. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations in interest income have not been significant for us.

122

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of MeiraGTx Holdings plc and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of MeiraGTx Holdings plc and Subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive loss, shareholders' equity and cash flows for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Jericho, New York

March 10, 2022

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31,	December 31,
	2021	2020

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$137,703	$209,520
Accounts receivable - related party	22,384	38,479
Prepaid expenses	8,102	7,082
Tax incentive receivable	12,634	12,930
Other current assets	2,420	4,565
Total Current Assets	183,243	272,576

Property, plant and equipment, net	75,860	44,042
Intangible assets, net	1,791	2,119
In-process research and development	783	852
Other assets	1,404	1,026
Equity method and other investments	6,656	—
Right-of-use assets - operating leases, net	22,782	21,486
Right-of-use assets - finance leases, net	27,645	21,596
TOTAL ASSETS	$320,164	$363,697

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$15,348	$7,134
Accrued expenses	27,586	20,861
Lease obligations, current	3,374	2,583
Deferred revenue - related party, current	21,820	23,545
Other current liabilities	—	24
Total Current Liabilities	68,128	54,147

Deferred revenue - related party	43,046	49,297
Lease obligations	20,359	19,666
Asset retirement obligations	2,081	1,814
Deferred income tax liability	196	214
Other long-term liabilities	953	—
TOTAL LIABILITIES	134,763	125,138

COMMITMENTS (Note 14)

SHAREHOLDERS' EQUITY:
Ordinary Shares, $0.00003881 par value, 1,288,327,750 authorized, 44,548,925 and 44,189,150 shares issued and outstanding at December 31, 2021 and 2020, respectively	2	2
Capital in excess of par value	528,659	504,482
Accumulated other comprehensive loss	(2,671)	(4,897)
Accumulated deficit	(340,589)	(261,028)
Total Shareholders' Equity	185,401	238,559
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$320,164	$363,697

See Notes to Consolidated Financial Statements

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share amounts)

	For the Years Ended December 31,
	2021	2020

License revenue - related party	$37,701	$15,563

Operating expenses:
General and administrative	43,765	44,207
Research and development	67,128	33,910
Total operating expenses	110,893	78,117
Loss from operations	(73,192)	(62,554)
Other non-operating income (expense):
Foreign currency (loss) gain	(6,293)	3,426
Interest income	212	1,275
Interest expense	(288)	(139)
Net loss	(79,561)	(57,992)
Other comprehensive income (loss):
Foreign currency translation gain (loss)	2,226	(3,103)
Total comprehensive loss	$(77,335)	$(61,095)

Net loss	$(79,561)	$(57,992)
Basic and diluted net loss per ordinary share	$(1.80)	$(1.54)
Weighted-average number of ordinary shares outstanding	44,139,655	37,724,189

See Notes to Consolidated Financial Statements

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

(in thousands, except share amounts)

				Accumulated Other		Total
	Ordinary		Capital in Excess	Comprehensive	Accumulated	Shareholders'
	Shares	Amount	of Par Value	Loss	Deficit	Equity

Balance at January 1, 2020	36,791,906	$1	$395,630	$(1,794)	$(203,036)	$190,801
Issuance of shares in connection with asset acquisition	544,500	—	7,685	—	—	7,685
Issuance of shares in at-the-market offering, net of issuance costs of $506	993,448	—	12,657	—	—	12,657
Issuance of shares in connection with public placement, net of issuance costs of $4,635	5,750,000	1	69,252	—	—	69,253
Exercise of share options	109,296	—	841	—	—	841
Share-based compensation	—	—	18,417	—	—	18,417
Other comprehensive loss	—	—	—	(3,103)	—	(3,103)
Net loss	—	—	—	—	(57,992)	(57,992)
Balance at December 31, 2020	44,189,150	2	504,482	(4,897)	(261,028)	238,559
Issuance of shares in connection with equity method and other investments	75,000	—	1,165	—	—	1,165
Issuance of shares in connection with asset acquisitions	98,137	—	519	—	—	519
Exercise of share options	186,638	—	1,709	—	—	1,709
Share-based compensation	—	—	20,784	—	—	20,784
Other comprehensive income	—	—	—	2,226	—	2,226
Net loss	—	—	—	—	(79,561)	(79,561)
Balance at December 31, 2021	44,548,925	$2	$528,659	$(2,671)	$(340,589)	$185,401

See Notes to Consolidated Financial Statements

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Years Ended December 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(79,561)	$(57,992)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	20,784	18,417
Foreign currency loss (gain)	6,293	(3,426)
Depreciation and amortization	7,873	4,172
Net change in right-of-use assets and liabilities	161	(387)
Loss on disposal of equipment, furniture and fixtures	56	213
Gain on termination of lease liability	—	(144)
Loss on equity method investment	9	—
Amortization of interest on asset retirement obligations	148	136
Issuance of shares in connection with license agreement	976	—
Issuance of shares in connection with asset acquisition	1,020	7,685
Fair value adjustment	434	—
(Increase) decrease in operating assets:
Accounts receivable - related party	16,391	(15,402)
Prepaid expenses	(1,083)	(2,366)
Tax incentive receivable	310	(715)
Other current assets	2,161	(2,520)
Other assets	(457)	164
Increase (decrease) in operating liabilities:
Accounts payable	13,347	1,566
Accrued expenses	8,118	2,171
Other current liabilities	(23)	24
Deferred revenue - related party	(7,487)	(15,563)
Net cash used in operating activities	(10,530)	(63,967)

Cash flows from investing activities:
Purchase of property, plant and equipment	(46,351)	(20,924)
Payment for right-of-use asset	(8,866)	(13,968)
Purchase of intangible asset	—	(2,128)
Equity method and other investments	(6,500)	—
Net cash used in investing activities	(61,717)	(37,020)

Cash flows from financing activities:
Payments on lease obligations - financing leases	(1)	(23)
Exercise of share options	1,709	841
Proceeds from the issuance of ordinary shares	—	87,051
Issuance costs in connection with ordinary shares	—	(5,141)
Net cash provided by financing activities	1,708	82,728

Net decrease in cash and cash equivalents	(70,539)	(18,259)
Effect of exchange rate changes on cash	(1,278)	422
Cash and cash equivalents at beginning of year	209,520	227,357
Cash and cash equivalents at end of year	$137,703	$209,520

Supplemental disclosure of non-cash transactions:
Issuance of shares in connection with equity method and other investments	$1,165	$—
Fixed asset acquisition included in accounts payable and accrued expenses at end of year	$7,178	$1,615
Right-of-use assets obtained in exchange for lease liabilities	$4,424	$1,889
Asset retirement obligations in connection with leases	$120	$—
Issuance of shares in connection with asset acquisition	$519	$7,685
Supplemental disclosure of cash flow information:
Cash paid for interest	$139	$3

See Notes to Consolidated Financial Statements

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Principal Business Activity

The Company

MeiraGTx Holdings plc and subsidiaries (the “Company” or “Meira Holdings”), an exempted company incorporated under the laws of the Cayman Islands, is a vertically integrated, clinical stage gene therapy company with six programs in clinical development and a broad pipeline of preclinical and research programs. The Company has core capabilities in viral vector design and optimization and gene therapy manufacturing, as well as a potentially transformative gene regulation technology. Led by an experienced management team, the Company has taken a portfolio approach by licensing, acquiring and developing technologies that give depth across both product candidates and indications. The Company’s initial focus is on three distinct areas of unmet medical need: ocular diseases, including inherited retinal diseases as well as large degenerative ocular diseases, neurodegenerative diseases and severe forms of xerostomia. Though initially focusing on the eye, central nervous system and salivary gland, the Company intends to expand its focus in the future to develop additional gene therapy treatments for patients suffering from a range of serious diseases. The Company also owns and operates a current good manufacturing practices, or cGMP, multi-product, multi-viral vector manufacturing facility in London, United Kingdom (“UK”), which includes fill and finish capabilities and can supply the Company’s clinical and potential commercial material. Additionally, on August 4, 2020, the Company entered into agreements to acquire the buildings for its second cGMP viral vector manufacturing facility and its first cGMP plasmid and DNA production facility in Shannon, Ireland to expand its manufacturing and supply chain capabilities. The Company closed on the acquisition of the first building in August 2020 and closed on the acquisition of the second building in January 2021.

Acquisitions

On October 4, 2021, the Company acquired Bullseye Therapeutics, Inc. (“Bullseye”), a company engaged in developing mechanisms to deliver retinal drugs and gene therapies to the eye. Bullseye was renamed MeiraGTx Therapeutics, Inc.

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

Liquidity

The Company has not yet achieved profitable operations. There is no assurance that profitable operations, if ever achieved, could be sustained on a continuing basis. In addition, development activities, clinical and preclinical testing, and commercialization of the Company’s product candidates will require significant additional financing. The Company’s accumulated deficit at December 31, 2021 totaled $340.6 million, and management expects to incur substantial losses in future periods. The success of the Company is subject to certain risks and uncertainties,

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

including among others, uncertainty of product development; competition in the Company’s field of use; uncertainty of capital availability; uncertainty in the Company’s ability to enter into agreements with collaborative partners; expanding and protecting the Company’s intellectual property portfolio; dependence on third parties; dependence on key personnel; the COVID-19 pandemic and mitigation measures. For the year ended December 31, 2021, the Company used $10.5 million in cash flows from operations and there are no assurances that the Company will generate positive cash flows in the future. Additionally, there are no assurances that the Company will be successful in obtaining an adequate level of financing for the development and commercialization of its product candidates.

As of December 31, 2021, the Company had cash and cash equivalents in the amount of $137.7 million, which consisted of depository and money market accounts. On January 30, 2019, the Company entered into a collaboration, option and license agreement with Janssen Pharmaceuticals, Inc. (“Janssen”), one of the Janssen Pharmaceuticals Companies of Johnson & Johnson (the “Collaboration Agreement”), for the research, development and commercialization of gene therapies for the treatment of inherited retinal diseases (“IRD”). Under the terms of the Collaboration Agreement, the Company received an upfront payment of $100.0 million in March 2019 and a $30.0 million milestone payment in December 2021. The Company also receives funding for certain research, manufacturing, clinical development and commercialization costs, potential additional milestone payments upon the achievement of such milestones and royalties on future net sales of products. The Company estimates that its cash and cash equivalents on hand and accounts receivable – related party at December 31, 2021 will be sufficient to cover its expenses for at least the next twelve months from the date of issuance of these consolidated financial statements.

Risks and Uncertainties

The Company operates in an industry that is subject to intense competition, government regulation and rapid technological change. The Company’s operations are subject to significant risk and uncertainties including financial, operational, technological, regulatory and other risks, including the potential risk of business failure.

There are also many uncertainties regarding the pandemic caused by the novel coronavirus, or COVID-19, and the Company continues to monitor the impact of the pandemic on all aspects of its business, including how the pandemic will impact its financial condition, liquidity, operations, clinical studies, employees, vendors, and industry. While the pandemic did not materially affect the Company's financial results and business operations in the year ended December 31, 2021 and 2020, the Company is unable to predict the impact that COVID-19 will have on its financial position and operating results in future periods due to numerous uncertainties. The Company will continue to assess the evolving impact of the COVID-19 pandemic and will make adjustments to its operations as necessary.

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

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

MeiraGTx Therapeutics, Inc., a Delaware corporation (“Meira Therapeutics”); and

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

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Tax Incentive Receivable

Meira UK II is eligible to participate in a UK research and development tax incentive programs under which it is eligible to receive a cash refund from Her Majesty’s Revenue & Customs (“HMRC”) for a percentage of the qualified research and development costs expended by Meira UK II under the small and medium sized enterprises (“SME”) program and the research and development expenditures credit (“RDEC”) program. The SME cash refund is available to companies with less than 500 employees and annual aggregate revenue of less than 100.0 million euro or total aggregate assets less than 86.0 million euro during the reimbursable period. The Company’s estimate of the amount of cash refund it expects to receive related to the SME and RDEC programs is included in tax incentive receivable in the accompanying consolidated balance sheets and such amounts are recorded as a reduction of research and development expense in the statements of operations. During the years ended December 31, 2021 and 2020, the Company recorded reductions to research and development expenses of $5.4 million and $5.3 million, respectively.

In addition, the Company incurs Value Added Tax (“VAT”) on services provided by UK and EU vendors, which it is entitled to reclaim. The Company’s estimate of the amount of cash refund it expects to receive related to VAT was $1.9 million and $4.0 million as of December 31, 2021 and 2020, respectively, which is included in other current assets in the accompanying consolidated balance sheets.

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

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

●	Level 3: Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The table below represents the values of the Company's financial assets and liabilities that are required to be measured at fair value on a recurring basis (in thousands):

	Fair Value Measurement Using:
		Significant	Significant Other	Significant
	December 31,	Observable Inputs	Observable Inputs	Unobservable
Description	2021	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$66,585	$66,585	$—	$—
Other long-term liabilities	$953	$953	$—	$—

	Fair Value Measurement Using:
		Significant	Significant Other	Significant
	December 31,	Observable Inputs	Observable Inputs	Unobservable
Description	2020	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$186,938	$186,938	$—	0	—

Equity Method and Other Investments

The Company accounts for equity investments under the equity method of accounting when the requirements for consolidation are not met, and the Company has significant influence over the operations of the investee. Equity method investments are initially recorded at cost and subsequently adjusted for the Company’s share of net income or loss and cash contributions and distributions and are included in equity method and other investments in the accompanying consolidated balance sheets. Equity investments that do not result in consolidation and are not accounted for under the equity method are measured at fair value, with any changes in fair value recognized in net income (loss). For any such investments that do not have readily determinable fair values, the Company elects the measurement alternative to measure the investments at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. Equity method investments are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If it is determined that a loss in value of the equity method investment is other than temporary, an impairment loss is measured based on the excess of the carrying amount of an investment over its estimated fair value. Impairment analyses are based on current plans, intended holding periods, and available information at the time the analysis is prepared.

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

Intangible Assets

Intangible assets consist of purchased rights to licensed technology as it relates to the Company’s manufacturing processes and has future alternative use in the Company’s operations. The licensed technology is being amortized on a straight-line basis over 7 years, which represents the estimated periods of benefit and the expected pattern of consumption (see Note 7).

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Property, Plant and Equipment, Net

Property, plant and equipment are stated at cost, net of accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the respective assets. Leasehold improvements are depreciated over the lesser of their useful lives or the life of the lease (see Note 6).

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

ASC Topic 360, Property, Plant and Equipment, addresses the financial accounting and reporting for impairment or disposal of long-lived assets. The Company reviews the recorded values of long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of an asset or group of assets may not be fully recoverable. The Company recorded no material impairment charges in 2021 or 2020.

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

Finance leases where the Company is the lessee are included in ROU assets – finance leases, net and lease obligations on the Company’s consolidated balance sheets. The lease obligations are initially measured in the same manner as for operating leases and are subsequently measured at amortized cost using the effective interest method.

Key estimates and judgments include how the Company determined (1) the discount rate used to discount the unpaid lease payments to present value, (2) lease term and (3) lease payments.

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The change in asset retirement obligations is as follows (in thousands):

	For the Years Ended December 31,
	2021	2020
Balance at beginning of period	$1,814	$1,655
Additional asset retirement obligations during the period	120	—
Amortization of interest	148	136
Effects of exchange rate	(1)	23
Balance at end of period	$2,081	$1,814

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

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Restricted Share Units

The Company grants restricted share units (“RSUs”) to employees, non-employee members of the Company’s board of directors and non-employee consultants as compensation for services performed. Awards of RSUs are accounted for in accordance with ASC 718, Compensation - Stock Compensation, or ASC 718. ASC 718 requires all share-based payments to employees, non-employee members of the Company’s board of directors and non-employee consultants, including grants of RSUs, to be recognized in the consolidated statement of operations and comprehensive loss based on their grant date fair values. The grant date fair value of RSUs is determined using the closing market price of the Company’s ordinary shares on the date of grant.

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

Refer to the discussion in Note 12 for further information related to the accounting for the Collaboration Agreement.

Revenue Recognition

Arrangements with collaborators may include licenses to intellectual property, research and development services, manufacturing services for clinical and commercial supply, and participation on joint steering committees. The Company evaluates the promised goods or services to determine which promises, or group of promises, represent

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Foreign Currencies

The Company’s consolidated financial statements are presented in U.S. dollars, the reporting currency of the Company. The financial position and results of operations of Meira UK II, Meira Ireland, Meira Netherlands, Meira Belgium and Meira B.V. are measured using the foreign subsidiaries’ local currency as the functional currency. These entities’ cash accounts holding U.S. dollars are remeasured based upon the exchange rate at the date of remeasurement with the resulting gain or loss included in the consolidated statements of operations and comprehensive loss. Expenses of such subsidiaries have been translated into U.S. dollars at average exchange rates prevailing during the period. Assets and liabilities have been translated at the rates of exchange on the consolidated balance sheet dates. The resulting translation gain and loss adjustments are recorded directly as a separate component of shareholders' equity and as other comprehensive loss on the consolidated statements of operations and comprehensive loss.

Income Taxes

Income taxes are recorded in accordance with ASC Topic 740, Income Taxes, or ASC 740, which provides for deferred taxes using an asset and liability approach. The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Realization of net deferred tax assets is dependent on future taxable income. Valuation allowances are provided if, based upon the weight of available evidence, it is more likely than not that some, or all, of the deferred tax assets will not be realized. Realization of net deferred tax assets is dependent on future taxable income (see Note 11).

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. As of December 31, 2021 and 2020, the Company recorded unrecognized tax positions of $0.7 and $0.5 million, respectively. No interest and penalties have been accrued relative to the unrecognized tax positions.

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

The following securities are considered to be ordinary share equivalents, but were not included in the computation of diluted net loss per ordinary share because to do so would have been anti-dilutive:

	December 31,	December 31,
	2021	2020
Share options	5,924,690	4,824,771
Restricted share units	1,415,000	545,000
Restricted ordinary shares subject to forfeiture	173,097	290,000
	7,512,787	5,659,771

Other Comprehensive Loss

Other comprehensive loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The only component of other comprehensive loss impacting the Company is foreign currency translation.

Segment Information

Management has concluded it has a single reporting segment for purposes of reporting financial condition and results of operations.

The Company’s license revenue, research funding and deferred revenue from its Collaboration Agreement are generated in the United Kingdom.

The following table summarizes non-current assets by geographical area (in thousands):

	December 31,	December 31,
	2021	2020
United States	$23,636	$17,536
United Kingdom	43,349	44,487
European Union	69,936	29,098
	$136,921	$91,121

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

3.    Acquisitions

Bullseye Therapeutics, Inc.

On October 4, 2021 (the “Bullseye Closing Date”), the Company acquired the stock of Bullseye, a company engaged in developing mechanisms to deliver retinal drugs and gene therapies to the eye. As a result, Bullseye is a wholly-owned subsidiary of the Company and was renamed MeiraGTx Therapeutics, Inc.

In connection with the acquisition of Bullseye, the consideration to Bullseye’s selling stockholders consisted of an aggregate of 80,276 of the Company’s ordinary shares of which (i) 12,040 ordinary shares were issued on the Bullseye Closing Date, (ii) 28,097 restricted ordinary shares were issued on the Bullseye Closing Date, with 50% of such restricted ordinary shares scheduled to vest on each of the first and second anniversaries of the Bullseye Closing Date, and (iii) 40,139 ordinary shares will be issued 18 months following the Bullseye Closing Date, provided that the shares described in clauses (ii) and (iii) are subject to certain indemnification claims under the Bullseye Merger Agreement. The Company also assumed $0.5 million of Bullseye’s liabilities (“Assumed Liabilities”). Total consideration of $1.5 million was based on the closing price of the Company’s ordinary shares of $13.31 per share on October 1, 2021, plus the Assumed Liabilities.

The Company determined this transaction represented an asset acquisition as substantially all of the value was in the intellectual property as defined by ASC 805, Business Combinations (“ASC 805”). The asset acquisition of in-process research and development was recorded at a fair value of $1.5 million as of October 4, 2021. The acquired in process research and development was immediately charged to research and development expense in the consolidated statement of operations and comprehensive loss as of the acquisition date since the Company determined that there was no additional alternative use of these assets.

The 40,139 ordinary shares that are to be issued 18 months following the Bullseye Closing Date were recorded as a liability at a fair value of $0.5 million on the Bullseye Closing Date. At December 31, 2021, the liability was revalued to $1.0 million based upon the closing price of the Company’s ordinary shares of $23.74 per share on December 31, 2021. The $0.5 million change in fair value was recorded as research and development expense for the year ended December 31, 2021.

Emrys Bio Inc.

On April 9, 2020 (the “Emrys Closing Date”), the Company acquired Emrys, a pre-clinical biopharmaceutical company developing brain-derived neurotrophic factor gene therapy for treatment of genetic obesity disorders, as well as the development of gene therapy product candidates for other central nervous system diseases. The

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Company acquired Emrys pursuant to an Agreement and Plan of Merger (the “Emrys Merger Agreement”), dated as of April 9, 2020, by and among the Company, Emrys, and EB Acquisition, Inc., a wholly-owned subsidiary of the Company (“Merger Sub”), the Emrys stockholders and the Emrys stockholder representative, pursuant to which Merger Sub was merged with and into Emrys, with Emrys being the surviving corporation (the “Emrys Merger”). As a result of the Emrys Merger, Emrys became a wholly-owned subsidiary of the Company and was renamed MeiraGTx Bio Inc.

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

In connection with the acquisition of Emrys and the termination and waiver of the milestone and royalty payments otherwise required under the Vector Merger Agreement, the consideration to Emrys selling stockholders consisted of an aggregate of 580,000 of the Company’s ordinary shares of which (i) 232,000 ordinary shares were issued on the Emrys Closing Date, (ii) 290,000 restricted ordinary shares were issued on the Emrys Closing Date, with 50% of such restricted ordinary shares scheduled to vest on each of the first and second anniversaries of the Emrys Closing Date, and (iii) 58,000 ordinary shares will be issued 18 months following the Emrys Closing Date, provided that the shares described in clauses (ii) and (iii) are subject to certain indemnification claims under the Emrys Merger Agreement. Total consideration of $7.7 million was based on the closing price of the Company’s ordinary shares of $13.25 per share on the Closing Date.

The Company determined this transaction represented an asset acquisition as substantially all of the value was in the intellectual property as defined by ASC 805, Business Combinations (“ASC 805”). The asset acquisition of in-process research and development was recorded at a fair value of $7.7 million as of April 9, 2020. The acquired in process research and development was immediately charged to research and development expense in the consolidated statement of operations and comprehensive loss as of the acquisition date since the Company determined that there was no additional alternative use of these assets.

4. Equity Method and Other Investments

The Company’s investments consist of the following (in thousands):

		December 31, 2021
Investee	Investment Type	Ownership Percentage	Carrying Value	Cost Basis
Visiogene LLC	Equity Method Investment	25%	$5,156	$5,165
Other	Equity Investment	3%	1,500	1,500
Total equity method and other investments			$6,656	$6,665

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

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

During the year ended December 31, 2021, the Company recorded research and development expenses in the amount of $0.01 million related to the Company’s share of Visiogene’s losses.

5.    Prepaid Expenses

Prepaid expenses at December 31, 2021 and 2020 consist of the following (in thousands):

	December 31,	December 31,
	2021	2020
Clinical trial costs	$2,322	$1,625
Insurance	2,122	2,903
Dues and license fees	1,185	515
Research and development	991	164
Manufacturing costs	624	1,395
Rent and facilities costs	455	169
Other	403	311
	$8,102	$7,082

6.    Property, Plant and Equipment, net

Property, plant and equipment, net at December 31, 2021 and 2020 consist of the following (in thousands):

	December 31,	December 31,
	2021	2020
Leasehold improvements	$60,878	$33,777
Manufacturing equipment	12,156	7,021
Laboratory equipment	10,868	7,350
Computer and office equipment	5,750	3,713
Furniture and fixtures	687	568
	90,339	52,429
Less: Accumulated depreciation	(14,479)	(8,387)
	$75,860	$44,042

In connection with certain operating leases, the Company has determined that it has asset retirement obligations in the aggregate amount of $4.1 million at the end of those leases. The Company discounted the asset retirement obligations using an 8% discount rate and recorded an asset retirement obligation in the aggregate amount of $1.9 million, which is included in leasehold improvements and is being depreciated over the term of the respective leases.

Depreciation expense related to property, plant and equipment was $6.3 million and $3.7 million for the years ended December 31, 2021 and 2020, respectively.

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	Intangible Assets

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

The following table presents the details of the Company’s intangible assets as of December 31, 2021 and 2020 (in thousands):

	December 31,	December 31,
	2021	2020
Licensed Technology	$2,119	$2,145
Less: Accumulated amortization	(328)	(26)
	$1,791	$2,119

The intangible asset will be amortized over a period of seven years. Amortization expense of $0.3 million and $0.02 million was recorded as a component of research and development expenses for the years ended December 31, 2021 and 2020, respectively.

As of December 31, 2021, the expected amortization expense for the next five years and thereafter is as follows (in thousands):

Amortization
Expense
2022	$306
2023	306
2024	306
2025	306
2026	306
Thereafter	261
Total amortization	$1,791

8.    Accrued Expenses

Accrued expenses at December 31, 2021 and 2020 were comprised of the following (in thousands):

	December 31,	December 31,
	2021	2020
Clinical trial costs	$12,524	$10,261
Compensation and benefits	6,029	3,791
Manufacturing costs	2,889	1,886
Fixed assets	2,077	949
Research and development	1,735	893
Professional fees	1,018	1,219
Consulting	858	1,047
Other	456	815
	$27,586	$20,861

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.   Share-Based Compensation

Equity Incentive Plans

The Company’s 2018 Incentive Award Plan and 2016 Equity Incentive Plan (collectively, the “Plans”), were adopted by the Company’s board of directors and shareholders. Under the Plans, the Company has granted share options and restricted share units (“RSUs”) to selected officers, employees, non-employee members of the Company’s board of directors and non-employee consultants. The Company’s board of directors or a committee thereof administers the Plans. Upon the adoption of the 2018 Incentive Award Plan, the Company ceased issuing awards under the 2016 Equity Incentive Plan. The number of shares available for issuance under the 2018 Incentive Award Plan are increased on January 1 of each calendar year beginning in 2019 and ending in and including 2028, by an amount equal to the lesser of (A) 4% of the ordinary shares outstanding on the final day of the immediately preceding calendar year and (B) a smaller number of shares determined by the Company's board of directors. Under the 2018 Incentive Award Plan the Company initially reserved up to 3,054,996 shares for issuance, which has been increased to 7,388,448 as of December 31, 2021. As of December 31, 2021, 1,195,477 shares remain available for future issuance. In January 2022, the number of shares available for issuance under the 2018 Incentive Award Plan increased by 1,778,500 shares. Also, in January 2022, the Company granted 2,186,200 options and restricted share units to certain executives, employees and consultants, in each case, under the 2018 Incentive Award Plan.

Options

A summary of the Company’s share option activity related to employees, non-employee members of the board of directors and non-employee consultants as of and for the years ended December 31, 2021 and 2020 is as follows (in thousands, except share and per share amounts):

			Weighted-
		Weighted-	Average
		Average	Remaining
	Number of	Exercise	Contractual
	Options	Price	Life (years)
Outstanding at December 31, 2019	3,645,360	$9.31
Granted	1,666,500	$15.91
Exercised	(109,296)	$7.69
Expired	—	$—
Forfeited	(377,793)	$15.71
Outstanding at December 31, 2020	4,824,771	$11.85	7.67	years
Granted	1,667,700	$15.53
Exercised	(186,638)	$9.16
Expired	—	$—
Forfeited	(381,143)	$12.22
Outstanding at December 31, 2021	5,924,690	$13.16	7.40	years
Options exercisable at December 31, 2021	3,275,644	$10.95	6.48	years
Aggregate intrinsic value of options outstanding as of December 31, 2021	$62,702
Aggregate intrinsic value of options exercisable as of December 31, 2021	$41,884

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

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The total share-based compensation expense recorded in connection with the options was $14.8 million and $12.9 million, of which $6.2 million and $7.0 million was recorded as general and administrative expense and $8.6 million and $5.9 million was recorded as research and development expense during the years ended December 31, 2021 and 2020, respectively.

The total fair value of options vested during the years ended December 31, 2021 and 2020 was $14.4 million and $8.2 million, respectively.

The weighted average grant date fair value of options granted during the years ended December 31, 2021 and 2020 was $11.44 and $11.87, respectively. The grant date fair values of the share options granted were estimated using the Black-Scholes option valuation model with the following ranges of assumptions (see Note 2):

	2021	2020
Risk-free interest rate	0.62 - 1.39%	0.32 - 2.56%
Expected volatility	90%	90%
Expected dividend yield	0%	0%
Expected life (in years)	5.5 - 6.1	5.5 - 6.1

As of December 31, 2021, the total compensation expense relating to unvested options granted that had not yet been recognized was $26.1 million, which is expected to be realized over a period of 4.0 years. The Company will issue shares upon exercise of options from ordinary shares reserved under the Plans.

Restricted Share Units

A summary of the Company’s RSU activity related to employees, non-employee members of the board of directors and non-employee consultants for the years ended December 31, 2021 and 2020 is as follows:

		Weighted-
	Number of	Average
	Restricted	Grant Date
	Share Units	Fair Value
Outstanding at December 31, 2019	—	$—
Granted	545,000	$20.02
Vested	—	$—
Forfeited	—	$—
Outstanding at December 31, 2020	545,000	$20.02
Granted	870,000	$15.36
Vested	—	$—
Forfeited	—	$—
Outstanding at December 31, 2021	1,415,000	$17.16

RSUs granted generally vest 50% on the second anniversary of the date of grant and 25% on the third and fourth anniversaries of the date of grant. Annual RSUs granted to directors generally vest in a single installment on the earliest to occur of the first anniversary of the grant date or the day immediately prior to the date of the next annual meeting of the Company’s shareholders occurring after the date of grant. The RSUs granted to the directors in June 2021 will be paid on or within 30 days after the date a director ceases to serve on the board. For RSUs granted in future years, the directors will be able to elect whether to defer the payment of their annual RSU awards under the Deferred Compensation Plan for Non-Employee Directors, which was adopted by the board on December 17, 2021. The related share-based compensation expense, which is recognized ratably over the requisite service period, is

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

included in general and administrative and research and development expenses, as applicable, in the consolidated statements of operations and comprehensive loss.

Total share-based compensation expense recorded in connection with the RSUs was $6.0 million and $2.6 million, of which $4.9 million and $2.5 million was recorded as general and administrative expense and $1.1 million and $0.1 million was recorded as research and development expense during the years ended December 31, 2021 and 2020, respectively.

As of December 31, 2021, the total compensation expense relating to unvested RSUs granted that had not yet been recognized was $15.6 million, which is expected to be realized over a period of 3.7 years.

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

Total compensation expense in connection with the issuance of those restricted ordinary shares, in the amount of $6.5 million, of which $2.9 million was share-based and $3.6 million was paid in cash, was recorded as general and administrative expense during the year ended December 31, 2020.

During the years ended December 31, 2021 and 2020 the Company recognized total share-based compensation expense in the accompanying consolidated statements of operations and comprehensive loss as follows (in thousands):

	2021	2020
Research and development	$9,685	$6,026
General and administrative	11,099	12,391
Total share-based compensation	$20,784	$18,417

The Company does not expect to realize any tax benefits from its share option activity or the recognition of share-based compensation expense because the Company currently has net operating losses and has a full valuation allowance against its deferred tax assets. Accordingly, no amounts related to excess tax benefits have been reported in cash flows from operations or cash flows from financing activities for the years ended December 31, 2021 and 2020.

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.  Ordinary Shares

2021

Equity Method and Other Investments

As discussed in Note 3, on January 4, 2021, the Company issued 75,000 ordinary shares in connection with the Visiogene transaction in the amount of $1.2 million.

Acquisitions

As discussed in Note 3, on October 4, 2021 the Company issued 12,040 ordinary shares in connection with the Bullseye acquisition.

Also discussed in Note 3, on October 9, 2021, the Company issued 58,000 ordinary shares in connection with the Emrys acquisition.

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

Acquisitions

In April 2020, the Company issued 522,000 ordinary shares in connection with the acquisition of Emrys.

In October 2020, the Company issued 22,500 ordinary shares, which represented the holdback shares from a previous acquisition.

11.  Income Taxes

For the years ended December 31, 2021 and 2020, the Company recognized a tax benefit of $0.

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2021, the Company had U.S. federal and state net operating losses (“NOLs”) and foreign carryforward tax losses which are available to reduce future taxable income of (in thousands):

	Federal	State/City
United Kingdom	$164,288	$—
United States	$73,568	$73,308
Other	$35,296	$—

The U.S. federal and state NOLs incurred prior to January 1, 2018 in the amount of approximately $6.8 million and $6.7 million, respectively, will begin to expire in 2036. The U.S. NOLs incurred after December 31, 2017 and the UK carryforward tax losses will be indefinitely carried forward. Also, as of December 31, 2021, the Company had orphan drug and research and development credits in the U.S. in the amount of $6.7 million which will begin to expire 2036 and research and development credits of $1.5 million in the UK which can be carried forward indefinitely. The U.S. NOLs and UK carryforward tax losses may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant shareholders, as defined under Section 382 Internal Revenue Code, as well as UK tax rules. This could limit the amount of NOLs and carryforward tax losses that the Company can utilize annually to offset future taxable income or tax liabilities. As of December 31, 2020, the Company had performed such an analysis and determined that there were no limitations in the UK. However, for U.S. purposes, the Company determined that a change of ownership occurred in April 2016 and again in June 2018. The Company is still in the process of determining the annual limitation on losses that occurred prior to June 2018.

The Company's pre-tax earnings are as follows (in thousands):

	December 31, 2021	December 31, 2020
United Kingdom	$(17,056)	$(41,373)
United States	(49,223)	(13,472)
Other	(13,282)	(3,147)
	$(79,561)	$(57,992)

The Company is subject to the corporate tax rate in the UK as a limited UK corporation.

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes a reconciliation of income tax benefit compared with the amounts at the UK statutory income tax rate (in thousands):

	December 31, 2021		December 31, 2020
Statutory rate	(15,117)	19.00%	(11,019)	19.00%
Permanent differences - other	934	(1.17)%	1,976	(3.41)%
RTP and other adjustment	(2,735)	3.44%	(2,136)	3.68%
State and local rate, net of federal tax	(5,850)	7.35%	(1,478)	2.55%
U.K. tax credit	(1,464)	1.84%	574	(0.99)%
U.S. tax credit	(1,491)	1.87%	(1,242)	2.14%
Foreign tax rate differential	(540)	0.68%	(254)	0.44%
UK rate change (19% & 25% at expected DTA turn)	(10,247)	12.88%	(2,234)	3.85%
US state rate change	(447)	0.56%	25	(0.04)%
Change in valuation allowance	36,957	(46.45)%	15,788	(27.22)%
Actual income tax benefit effective tax rate	—	0.00%	—	0.00%

The Expense/(Benefit) for income taxes from continuing operations consists of the following (in thousands):

	December 31, 2021	December 31, 2020
Current Tax Expense/(Benefit)
United Kingdom	—	—
United States	—	—
Other	—	—
Total Current	—	—
Deferred Tax Expense/(Benefit)
United Kingdom	(16,079)	(9,197)
United States	(17,369)	(5,852)
Other	(3,509)	(739)
Total Deferred	(36,957)	(15,788)
Change in Valuation Allowance	36,957	15,788
Total Income Tax Expense/(Benefit)	—	—

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred Tax Assets/(Liabilities) (in thousands):

	December 31, 2021	December 31, 2020
Deferred Tax Assets:
Net operating loss carryforwards	$74,007	$43,831
Share-based compensation	10,314	5,392
R&D credit	7,498	5,819
Lease liability	7,040	6,150
Other	1,481	298
Deferred tax assets	100,340	61,490

Deferred Tax Liabilities:
Indefinite-lived intangibles	(196)	(173)
Depreciation	(3,339)	(2,252)
Right of use assets	(6,733)	(5,929)
Less: valuation allowance	(90,268)	(53,311)
Net deferred tax liability	$(196)	$(175)

ASC 740 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, the Company has recorded a full valuation allowance, after consideration of the reversal of the deferred tax liabilities for the ROU assets and fixed assets, against its deferred tax assets at December 31, 2021 and 2020 because the Company's management has determined that is it more likely than not that these assets will not be fully realized.

Changes to the UK corporation tax rates have been announced which will impact future accounting periods. Finance Act 2021 increases the UK corporation tax rate from 19% to 25% effective April 1, 2023 for companies with profits in excess of GBP 250,000. As the Company does not expect to be able to utilize its carryforward tax losses in the UK until after April 2023, the deferred tax has been calculated using a tax rate of 25%.

As of December 31, 2021 and 2020, the Company recorded unrecognized tax positions of $0.7 and $0.5 million respectively. The unrecognized tax positions are netted with deferred tax assets above with full valuation allowance. The changes to unrecognized tax positions for 2021 and 2020 were as follows (in thousands):

	December 31, 2021	December 31, 2020
Unrecognized tax benefits as of January 1	$513	$—
Gross increases/(decreases) related to current year	165	138
Gross increases/(decreases) related to prior years	(12)	375
Foreign currency translation	—	—
Unrecognized tax positions as of December 31	$666	$513

The Company will recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2021 and 2020, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts have been recognized in the Company's statements of operations and comprehensive loss.

The Company files income tax returns in the United States, UK, various foreign jurisdictions and various U.S. state jurisdictions. In the U.S., all years remain subject to examination. The earliest year subject to the statute of limitations in the UK is 2019.

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

New Tax Legislation

Many governments have enacted or are currently contemplating economic stimulus and financial aid measures. Many of these measures include deferring the due dates for tax payments, including both income tax and other taxes. The Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") was enacted on March 27, 2020 in the United States to address the economic impacts of the COVID-19 pandemic. The CARES Act includes corporate income tax, payroll tax, and other provisions. While the Company may receive financial, tax, or other benefits under the bill, this legislation did not impact the Company during the year ended December 31, 2021 and 2020.

12.  Related Party Transactions

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

On February 27, 2019, in connection with a private placement, the Company issued 2,898,550 ordinary shares to Johnson & Johnson Innovation – JJDC, Inc. (“JJDC”), the investment arm of Johnson & Johnson and owner of Janssen, on the same terms and conditions as the other investors in the offering. After the offering, JJDC became a related party.

Clinical IRD Product Candidates

Under the Collaboration Agreement, the Company and Janssen will jointly develop Clinical IRD Product Candidates to permit Janssen to commercialize such Clinical IRD Product Candidates under an exclusive license from the Company. In general, the Company will have the primary responsibility to develop each Clinical IRD Product Candidate in accordance with the development plan for each Clinical IRD Product Candidate, including where applicable, conducting any necessary research in order to submit the applicable regulatory filings to

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

regulatory authorities. The Company will manufacture these products in its cGMP manufacturing facilities for both clinical and commercial supply. Janssen will pay 100% of the clinical and commercialization costs of the products and the Company is eligible to receive untiered 20% royalties on net sales of products and additional development and commercialization milestones up to $340.0 million. The Company received its first milestone payment of $30.0 million in December 2021.

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

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

During the year ended December 31, 2019, the Company received a $100.0 million non-refundable upfront fee from Janssen and during the year ended December 31, 2021, the Company received a $30.0 million milestone payment. The Company allocated these amounts plus other variable consideration not subject to constraint to each identified performance obligation using a combination of methods allowable under ASC 606. The Company applies the practical expedient in Topic 606 and does not include disclosures regarding amounts for variable consideration allocated to wholly-unsatisfied performance obligations or wholly-unsatisfied distinct goods that form part of a single performance obligation, if any. This variable consideration includes expected reimbursement of research and development costs.

During the years ended December 31, 2021 and 2020, the Company recognized $37.7 million and $15.6 million, respectively, of the deferred revenue – related party as license revenue.

The Company also recognized $69.0 million and $57.4 million during the years ended December 31, 2021 and 2020, respectively, related to the reimbursement of research and development expenses.

As of December 31, 2021, the Company expects to recognize the remaining $64.9 million in deferred revenue associated with the non-refundable upfront fee and milestone payment over the estimated research and development period using the cost-to-cost input method over an estimated period of approximately 3.5 years.

A summary of the deferred revenue recognition is as follows (in thousands):

Deferred revenue at December 31, 2019	$86,214
Deferred revenue recognized as license revenue during the year ended December 31, 2020	(15,563)
Effects of exchange rate	2,191
Deferred revenue at December 31, 2020	72,842
Milestone payment from Janssen	30,000
Deferred revenue recognized as license revenue during the year ended December 31, 2021	(37,701)
Effects of exchange rate	(275)
Deferred revenue at December 31, 2021	$64,866

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

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

liability in the amount of $0.9 million and $1.0 million, respectively, was written off which resulted in a gain of $0.1 million.

Total rent expense under this operating lease was $0 and $0.1 million for the years ended December 31, 2021 and 2020, respectively.

ARE Vivarium Lease

Effective May 1, 2019, the Company entered into an operating lease for vivarium space with ARE, which was subsequently amended to add additional space within the vivarium. The initial lease had a term of twelve months which automatically renews on an annual basis.

The rent expense under this operating lease was $0.09 million and $0.02 million for the years ended December 31, 2021 and 2020, respectively, which are included in loss from operations.

The Company made cash payments to ARE in connection with this operating lease in the amount of $0.09 million and $0.02 million during the years ended December 31, 2021 and 2020, respectively.

There were no amounts due to ARE under this operating lease at December 31, 2021 and 2020.

As of December 31, 2021, the Company’s lease commitment is approximately $0.09 million.

Kadmon Lease

The Company leased office space on a month-to-month basis from Kadmon Corporation, LLC (“Kadmon”).

During the years ended December 31, 2021 and 2020, the Company incurred and paid rent charges from Kadmon in the amount of $0.5 million and $0.6 million, respectively, which are included in loss from operations.

This lease was terminated effective November 12, 2021.

13.  Leases

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

Total rent expense recorded under these leases was $5.0 million and $3.3 million for the years ended December 31, 2021 and 2020, respectively.

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

The closing for the first building occurred in August 2020 and the closing for the second building occurred in January 2021. The total cost of the first and second buildings, including taxes and legal fees, was €11.9 million and €7.5 million, or approximately $13.8 million and $8.9 million, respectively, and have been recorded as right of use

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

assets in the consolidated balance sheets as of December 31, 2021. There is no corresponding lease liability as the Company paid the full cost on the date of the closings.

At the closings, Meira Ireland entered into a lease for each property providing for a long leasehold interest of approximately 191 years.

The leases also include customary terms and conditions, with a nominal annual lease cost and annual maintenance fees of approximately €0.3 million, or approximately $0.4 million, in the aggregate, which amount is subject to change depending on the annual maintenance costs within the Shannon Free Zone development.

During the year ended December 31, 2021, the Company recognized seven operating leases for locations in connection with its clinical trials for its IRD product candidates with initial lease terms between 5 years and 6 years. Certain lease agreements contain provisions for tenant allowances and future rent increases. Payments due under the lease contracts include fixed payments. In conjunction with these operating leases, the Company recognized initial operating lease right-of-use assets in the amount of $2.2 million and corresponding lease liabilities in the amount of $2.3 million which are included in the right-of-use assets and lease obligations in the consolidated balance sheets as of December 31, 2021.

The components of lease cost for the years ended December 31, 2021 and 2020 are as follows (in thousands):

	2021	2020
Finance lease cost
Amortization of right-of-use assets	$1,227	$519
Interest on lease liabilities	2	3
Total finance lease cost	1,229	522
Operating lease cost	5,002	3,423
Short-term lease cost	751	714
Total lease cost	$6,982	$4,659

Amounts reported in the consolidated balance sheets for leases where the Company is the lessee as of December 31, 2021 and 2020 were as follows (in thousands):

	December 31,		December 31,
	2021		2020
Operating leases
Right-of-use asset	$22,782		$21,486
Capitalized lease obligations	$23,721		$22,221
Finance leases
Right-of-use asset	$27,645		$21,596
Capitalized lease obligations	$12		$28
Weighted-average remaining lease term
Operating leases	6.5	years	7.0	years
Finance leases	176.7	years	175.1	years
Weighted-average discount rate
Operating leases	8.5%		8.6%
Finance leases	8.0%		8.0%

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other information related to leases as of the years ended December 31, 2021 and 2020 are as follows (in thousands):

	2021	2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	$16	$22
Operating cash flows from operating leases	$4,969	$3,791
Financing cash flows from finance leases	$2	$3

Right-of-use assets obtained in exchange for lease liabilities
Operating leases	$4,424	$1,889
Finance leases	$—	$—

Future minimum lease payments under non-cancellable leases as of December 31, 2021 are as follows (in thousands):

	Operating Leases	Finance Leases
2022	$5,252	$13
2023	5,382	—
2024	5,223	—
2025	5,226	—
2026	4,996	—
Thereafter	4,251	—
Total undiscounted lease payments	$30,330	$13
Less: Imputed interest	(6,609)	(1)
Total lease liabilities	$23,721	$12

14.  Commitments

License Agreement

Effective February 4, 2015, the Company entered into an exclusive worldwide license agreement with UCL Business, PLC (“UCL Business”) to develop up to eight programs using certain ocular gene therapy technology. Under the terms of the agreement, the Company had agreed to pay UCL Business certain sales milestone payments, if achieved, in the aggregate amount of £39.8 million, or approximately $53.7 million using the exchange rate at December 31, 2021, and royalties on net sales, as defined upon commercialization. Additionally, the Company is responsible for all patent prosecution and maintenance costs incurred and has also agreed to pay UCL Business an annual maintenance fee of £0.5 million, or approximately $0.07 million, until the first commercial sale of a product. The agreement terminates upon the later of (i) the last valid claim in a relevant product, (ii) the expiration of regulatory exclusivity to all licensed products, or (iii) the 10th anniversary of the first commercial sale of a product.

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

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Additionally, under the new stand-alone agreement related to CNGB3 the Company paid UCL Business an upfront payment of £1.5 million, or approximately $1.2 million, and issued 158,832 of the Company’s ordinary shares, which were valued at £1.5 million, or approximately $2.0 million.

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

The Company incurred research and development expenses under the agreements in the amount of $0.4 million and $0.03 million during the years ended December 31, 2021 and 2020, respectively.

The amount due to UCL under the license agreements at December 31, 2021 and 2020 is $0.01 million and $0, and is included in accounts payable and accrued expenses on the consolidated balance sheets.

15.  Employee Benefit Plans

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

United Kingdom

On August 1, 2016, Meira UK II adopted a defined contribution group personal pension plan that complies with HMRC for tax relief. All Meira UK II employees are eligible to participate in the plan upon joining the company and providing the required services. All eligible employees, if they elect to join the pension scheme, receive an employer pension contribution equal to 7.5% to 10.0% of their pensionable earnings. Currently, employees are required to contribute 0.5%, to meet minimum legal pension funding levels of 8%, but may make optional contributions up to the annual allowance HMRC limits.

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

Belgium

Meira Belgium operates a defined contribution pension plan. All eligible employees receive an employer pension contribution of 8% of their annual salary. Employees do not make contributions to the plan.

During the years ended December 31, 2021 and 2020, employer contributions to all plans were $1.8 million and $1.1 million, respectively.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on its assessment and those criteria, management has concluded that we maintained effective internal control over financial reporting as of December 31, 2021.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.OTHER INFORMATION

Not applicable.

ITEM 9C.DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference to our definitive proxy statement for our 2022 annual shareholder meeting to be filed with the SEC within 120 days of the fiscal year ended December 31, 2021.

ITEM 11.EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to our definitive proxy statement for our 2022 annual shareholder meeting to be filed with the SEC within 120 days of the fiscal year ended December 31, 2021.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans (as of December 31, 2021)

The following table provides information as of December 31, 2021, regarding our ordinary shares that may be issued under the MeiraGTx Holdings plc 2016 Equity Incentive Plan, as amended (the “2016 Plan”), the MeiraGTx Holdings plc 2018 Incentive Award Plan (the “2018 Plan”) and the MeiraGTx Holdings plc 2018 Employee Stock Purchase Plan (the “2018 ESPP”).

		Weighted-Average	Number of Securities
	Number of Securities	Exercise Price of	Available for Future
	to be Issued Upon	Outstanding	Issuance Under Equity
	Exercise of	Options,	Compensation Plans
	Outstanding Options,	Warrants, and	(excludes securities
	Warrants, and Rights	Rights	reflected in column(a))
Plan category:	(a)	(b)	(c)
Equity compensation plans approved by shareholders
2016 Plan(1)	1,184,459	$5.26	—
2018 Plan (2)(3)	6,155,231	$15.13	1,195,477
2018 ESPP (4)	—	—	1,592,528
Equity compensation plans not approved by shareholders	—	—	—
Total	7,339,690	$13.16	2,788,005
(1)	In connection with our IPO, we assumed the 2016 Plan. As the 2016 Plan was previously approved by our shareholders and, as we will not make future grants or awards under these plans, it is listed as “approved by shareholders.” As such, the securities remaining available under the 2016 Plan have been excluded from the table above.
(2)	Pursuant to the terms of the 2018 Plan, the number of ordinary shares available for issuance under the 2018 Plan automatically increases on each January 1, until and including January 1, 2028, by an amount equal to the lesser of: (a) 4% of the aggregate number of ordinary shares outstanding on the final day of the immediately preceding calendar year and (b) such smaller number of ordinary shares as is determined by our board of directors.
(3)	The weighted average exercise price of outstanding awards does not take into account the shares issuable upon vesting of outstanding restricted share units which have no exercise price. At December 31, 2021 there were a total of 1,415,000 shares subject to restricted share units included in the Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights.
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

Other

The remaining information required by this Item is incorporated by reference to our definitive proxy statement for our 2022 annual shareholder meeting to be filed with the SEC within 120 days of the fiscal year ended December 31, 2021.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference to our definitive proxy statement for our 2022 annual shareholder meeting to be filed with the SEC within 120 days of the fiscal year ended December 31, 2021.

ITEM 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference to our definitive proxy statement for our 2022 annual shareholder meeting to be filed with the SEC within 120 days of the fiscal year ended December 31, 2021.

PART IV

ITEM 15.EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
3.1	Amended and Restated Memorandum and Articles of Association of the Registrant.	10-Q	001-38520	3.1	8/7/19
4.1	Specimen Share Certificate evidencing the ordinary shares of the Registrant.	S-1	333-224914	4.1	5/29/18
4.2	Shareholder Agreement.	10-K	001-38520	4.2	3/11/20
4.3	Description of Securities.	10-K	001-38520	4.3	3/11/20
10.1#	2016 Equity Incentive Plan, as amended, and form of option agreements thereunder.	S-1/A	333-224914	10.1	5/29/18
10.2#	2018 Incentive Award Plan and forms of award agreements thereunder.	S-1/A	333-224914	10.2	5/29/18
10.3#	Non-Employee Director Compensation Program.	10-Q	001-38520	10.1	08/11/21
10.4#	Form of Indemnification Agreement for Directors and Officers.	S-1/A	333-224914	10.4	5/29/18
10.5	License and Sub-Lease Agreement, dated May 31, 2019, between MeiraGTx LLC and Imclone Systems, LLC.	10-Q	001-38520	10.2	8/7/19
10.6	Lease Agreement, effective February 2, 2016, among MeiraGTx Limited, Moorfields Eye Hospital NHS, Foundation Trust and Kadmon Corporation LLC.	S-1	333-224914	10.6	5/14/18
10.7#	Employment Agreement, dated February 15, 2016, between MeiraGTx Limited and Alexandria Forbes, Ph.D., as amended.	S-1/A	333-224914	10.7	5/29/18
10.8#	Employment Agreement, dated February 15, 2016 between MeiraGTx Limited and Richard Giroux, as amended.	S-1/A	333-224914	10.8	5/29/18
10.9#	Employment Agreement, dated April 27, 2015, between MeiraGTx Limited and Stuart Naylor, Ph.D., as amended.	S-1/A	333-224914	10.9	5/29/18
10.10†	Agreement and Plan of Merger, dated December 31, 2015, among MeiraGTx Acquisition Corporation, BRI-Alzan, Inc., F-Prime Inc., Gregory Petsko, Dagmar Ringe, Brandeis University and MeiraGTx Limited.	S-1/A	333-224914	10.14	5/29/18
10.11#	2018 Employee Share Purchase Plan.	S-1/A	333-224914	10.15	5/29/18
10.12#	UK Sub-Plan Under the 2018 Incentive Award Plan.	10-K	001-38520	10.12	3/26/19

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
10.13#	Form of Option Grant Notice and Option Agreement Under the UK Sub-Plan to the 2018 Incentive Award Plan.	10-K	001-38520	10.13	3/26/19
10.14#	Form of Change in Control Agreement.	10-K	001-38520	10.14	3/11/21
10.15	Lease agreement by and between Moorfields Eye Hospital NHS Foundation Trust and MeiraGTx UK II Limited, dated July 30, 2018.	10-Q	001-38520	10.4	8/8/18
10.16	Lease agreement by and between Moorfields Eye Hospital NHS Foundation Trust and MeiraGTx UK II Limited, dated July 30, 2018.	10-Q	001-38520	10.5	8/8/18
10.17	Transfer of Title, dated December 14, 2018, and Lease, dated October 12, 2001, relating to the Pharmacy Manufacturing Unit, Britannia Walk, London, England.	8-K	001-38520	10.1	12/14/18
10.18	Overage Deed, dated December 14, 2018, between Moorfields Eye Hospital NHS Foundation Trust and MeiraGTx UK II Limited relating to the Pharmacy Manufacturing Unit, Britannia Walk, London, England.	8-K	001-38520	10.2	12/14/18
10.19†	Consulting Agreement, dated October 5, 2018, between MeiraGTx Holdings plc, Vector Consulting LLC, Michael G. Kaplitt, Matthew During, and Stephen B. Kaplitt.	10-K	001-38520	10.19	3/26/19
10. 20†	License Agreement (RPE65), dated January 29, 2019, as amended and restated by and among UCL Business PLC, MeiraGTx UK II Limited and MeiraGTx Limited.	10-K	001-38520	10.20	3/26/19
10. 21†	License Agreement (CNGB3), dated January 29, 2019, as amended and restated by and among UCL Business PLC, MeiraGTx Holdings plc, MeiraGTx UK II Limited and MeiraGTx Limited.	10-K	001-38520	10.21	3/26/19
10. 22†	License Agreement (CNGA3), dated January 29, 2019, as amended and restated by and among UCL Business PLC, MeiraGTx UK II Limited and MeiraGTx Limited.	10-K	001-38520	10.22	3/26/19
10. 23†	License Agreement (RPGR), dated February 5, 2019, as amended and restated by and among UCL Business PLC, MeiraGTx UK II Limited and MeiraGTx Limited.	10-K	001-38520	10.23	3/26/19
10. 24†	Amendment No. 4 to Exclusive License Agreement, dated January 29, 2019, between UCLB and MeiraGTx Limited.	10-K	001-38520	10.24	3/26/19
10. 25†	Collaboration, Option and License Agreement, dated January 30, 2019, by and among Janssen Pharmaceuticals, Inc., MeiraGTx UK II Limited and MeiraGTx Holdings plc.	10-K	001-38520	10.25	3/26/19

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
10.26††	First Amendment to Collaboration, Option and License Agreement, dated December 16, 2021.					*
10. 27†	Registration Rights Agreement, dated February 26, 2019, by and among MeiraGTx Holdings plc and the investors named therein.	8-K	001-38520	10.2	2/26/19
10.28#	Employment Agreement, dated March 25, 2019, between MeiraGTx, LLC and Bruce Gottlieb.	10-Q	001-38520	10.1	5/14/19
10.29#	Separation and Release Agreement, dated January 7, 2020, between MeiraGTx Holdings plc and Bruce Gottlieb.	10-Q	001-38520	10.1	5/7/20
10.30	Agreement for Lease with Landlord’s Refurbishment Works, dated May 29, 2019, between MeiraGTx UK II Limited and Provost 1 Limited and Provost 2 Limited, including agreed form of Lease between MeiraGTx UK II Limited and Provost 1 Limited and Provost 2 Limited.	10-Q	001-38520	10.3	8/7/19
10.31#	Form of Restricted Share Unit Grant Notice and Restricted Share Unit Agreement Under the 2018 Incentive Award Plan.	10-K	001-38520	10.30	3/11/20
10.32#	Form of Restricted Share Unit Grant Notice and Restricted Share Unit Agreement Under the UK Sub-Plan to the 2018 Incentive Award Plan.	10-K	001-38520	10.31	3/11/20
10.33	Particulars and Conditions of Sale of Building 2, Block K, Shannon Free Zone, Shannon, County Clare, Ireland, dated as of August 4, 2020, by and between Shannon Commercial Enterprises DAC trading as Shannon Commercial Properties and MeiraGTx Ireland DAC, including agreed form of Lease between Shannon Commercial Enterprises DAC and MeiraGTx Ireland DAC.	10-Q	001-38520	10.1	11/5/20
10.34	Particulars and Conditions of Sale of Building 3, Block K, Shannon Free Zone, Shannon, County Clare, Ireland, dated as of August 4, 2020, by and between Shannon Commercial Enterprises DAC trading as Shannon Commercial Properties and MeiraGTx Ireland DAC, including agreed form of Lease between Shannon Commercial Enterprises DAC and MeiraGTx Ireland DAC.	10-Q	001-38520	10.2	11/5/20
10.35#	Deferred Compensation Plan for Non-Employee Directors.					*
10.36#	Form of Restricted Share Unit Grant Notice and Restricted Share Unit Agreement for Non-Employee Directors Under the 2018 Incentive Award Plan.					*
21	List of Subsidiaries.					*
23.1	Consent of Ernst & Young LLP.					*

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.					*
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.					*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**
101.INS	Inline XBRL Instance Document.					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					*
101.DEF	Inline XBRL Taxonomy Definition Linkbase Document.					*
101.LAB	Inline XBRL Taxonomy Label Linkbase Document.					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).					*

*     Filed herewith

**   Furnished herewith

#     Management contract or compensation plan or arrangement

†     Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 406 under the Securities Act of 1933, as amended

††	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K

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

MeiraGTx Holdings plc (Registrant)

Date: March 10, 2022	By:	/s/ Alexandria Forbes
Alexandria Forbes
President and Chief Executive Officer and Director (Principal Executive Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Alexandria Forbes, Ph.D	President and Chief Executive Officer and Director (Principal Executive Officer)	March 10, 2022
Alexandria Forbes, Ph.D

/s/ Richard Giroux	Chief Financial Officer (Principal Financial and Accounting Officer)	March 10, 2022
Richard Giroux

/s/ Keith R. Harris, Ph.D.	Chairman of the Board and Director	March 10, 2022
Keith R. Harris, Ph.D.

/s/ Martin Indyk	Director	March 10, 2022
Martin Indyk

/s/ Ellen Hukkelhoven	Director	March 10, 2022
Ellen Hukkelhoven

/s/ Nicole Seligman	Director	March 10, 2022
Nicole Seligman

/s/ Arnold J. Levine, Ph.D.	Director	March 10, 2022
Arnold J. Levine, Ph.D.

/s/ Joel S. Marcus	Director	March 10, 2022
Joel S. Marcus

/s/ Lord Mendoza	Director	March 10, 2022
Lord Mendoza

/s/ Thomas E. Shenk, Ph.D.	Director	March 10, 2022
Thomas E. Shenk, Ph.D.