Form 10-Q
period 2022-03-31
MeiraGTx Holdings plc
filed 2022-05-12
CIK 1735438

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of April 30, 2022, the registrant had 44,710,678 ordinary shares, $0.00003881 par value per share, outstanding.

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

Risk Factor Summary

We are providing the following summary of the principal risk factors contained in this Form 10-Q to enhance the readability and accessibility of our risk factor disclosures. We encourage you to carefully review in their entirety the full risk factors set forth in the section of this Form 10-Q captioned “Item 1A. Risk Factors” for additional information regarding the material factors that make an investment in our ordinary shares speculative or risky. These risks and uncertainties include, among others, the following:

●	We have incurred significant losses since inception and anticipate that we will incur continued losses for the foreseeable future, and may never achieve or maintain profitability.
●	We will require additional capital to fund our operations, which may not be available on acceptable terms, if at all.
●	We are heavily dependent on the success of our Most Advanced Product Candidates (as defined in “Item 1A. Risk Factors”), which are still in development, and if none of them receive regulatory approval or are successfully commercialized, our business may be harmed.
●	The outbreak of the novel coronavirus disease, COVID-19, or other pandemic, epidemic or outbreak of an infectious disease may materially and adversely impact our business, including our preclinical studies, clinical trials, manufacturing capabilities and regulatory approvals.
●	It is difficult to predict the time and cost of product candidate development on our novel gene therapy platform. Very few gene therapies have been approved in the United States or in Europe.
●	Because gene therapy is novel and the regulatory landscape that governs any product candidates we may develop is uncertain and may change, we cannot predict the time and cost of obtaining regulatory approval, if we receive it at all, for any product candidates we may develop.
●	Clinical trials are expensive, time-consuming, difficult to design and implement, and involve an uncertain outcome. Further, we may encounter substantial delays in our clinical trials.
●	The affected populations for our product candidates may be smaller than we or third parties currently project, which may affect the addressable markets for our product candidates.
●	We and our contract manufacturers for plasmid are subject to significant regulation with respect to manufacturing our products. Our manufacturing facilities and the third-party manufacturing facilities which we rely on may not continue to meet regulatory requirements and have limited capacity.
●	Enacted and future healthcare legislation may increase the difficulty and cost for us to obtain marketing approval of and commercialize our product candidates and may affect the prices we may set.
●	We are subject to government regulation and other legal obligations relating to privacy and data protection. Compliance with these requirements is complex and costly. Failure to comply could materially harm our business.
●	We face significant competition in an environment of rapid technological change, and there is a possibility that our competitors may achieve regulatory approval before us or develop therapies that are safer or more advanced or effective than ours, which may harm our financial condition and our ability to successfully market or commercialize any product candidates we may develop.

●	We depend on proprietary technology licensed from others. If we lose our existing licenses or are unable to acquire or license additional proprietary rights from third parties, we may not be able to continue developing our product candidates.
●	If we are unable to obtain and maintain patent protection for our technology and product candidates or if the scope of the patent protection obtained is not sufficiently broad, we may not be able to compete effectively in our markets.
●	We will need to expand our organization, and we may experience difficulties in managing this growth, which could disrupt our operations.
●	Our future success depends on our ability to retain our key personnel and to attract, retain and motivate qualified personnel.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except share and per share amounts)

	March 31,	December 31,
	2022	2021

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$113,781	$137,703
Accounts receivable - related party	13,078	22,384
Prepaid expenses	7,217	8,102
Tax incentive receivable	6,865	12,634
Other current assets	1,984	2,420
Total Current Assets	142,925	183,243

Property, plant and equipment, net	84,069	75,860
Intangible assets, net	1,668	1,791
In-process research and development	772	783
Other assets	1,609	1,404
Equity method and other investments	6,656	6,656
Right-of-use assets - operating leases, net	23,223	22,782
Right-of-use assets - finance leases, net	26,771	27,645
TOTAL ASSETS	$287,693	$320,164

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$18,498	$15,348
Accrued expenses	23,181	27,586
Lease obligations, current	3,632	3,374
Deferred revenue - related party, current	20,190	21,820
Total Current Liabilities	65,501	68,128

Deferred revenue - related party	37,277	43,046
Lease obligations	20,767	20,359
Asset retirement obligations	2,114	2,081
Deferred income tax liability	194	196
Other long-term liabilities	556	953
TOTAL LIABILITIES	126,409	134,763

COMMITMENTS (Note 9)

SHAREHOLDERS' EQUITY:
Ordinary Shares, $0.00003881 par value, 1,288,327,750 authorized, 44,710,678 and 44,548,925 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	2	2
Capital in excess of par value	533,655	528,659
Accumulated other comprehensive loss	(739)	(2,671)
Accumulated deficit	(371,634)	(340,589)
Total Shareholders' Equity	161,284	185,401
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$287,693	$320,164

See Notes to Condensed Consolidated Financial Statements

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

(in thousands, except share and per share amounts)

	For the Three-Month Period Ended March 31,
	2022	2021

License revenue - related party	$5,633	$4,595

Operating expenses:
General and administrative	11,268	9,918
Research and development	23,099	16,709
Total operating expenses	34,367	26,627
Loss from operations	(28,734)	(22,032)
Other non-operating income (expense):
Foreign currency loss	(2,647)	(1,615)
Interest income	16	89
Interest expense	(77)	(59)
Fair value adjustment	397	—
Net loss	(31,045)	(23,617)
Other comprehensive income (loss):
Foreign currency translation gain (loss)	1,932	(271)
Total comprehensive loss	$(29,113)	$(23,888)

Net loss	$(31,045)	$(23,617)
Basic and diluted net loss per ordinary share	$(0.70)	$(0.54)
Weighted-average number of ordinary shares outstanding	44,501,314	43,974,395

See Notes to Condensed Consolidated Financial Statements

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

FOR THE PERIOD ENDED MARCH 31, 2022

(unaudited)

(in thousands, except share amounts)

				Accumulated Other		Total
	Ordinary		Capital in Excess	Comprehensive	Accumulated	Shareholders'
	Shares	Amount	of Par Value	Loss	Deficit	Equity

Balance at December 31, 2021	44,548,925	$2	$528,659	$(2,671)	$(340,589)	$185,401
Share based compensation activity	161,753	—	4,996	—	—	4,996
Other comprehensive income	—	—	—	1,932	—	1,932
Net loss for the three-month period ended March 31, 2022	—	—	—	—	(31,045)	(31,045)
Balance at March 31, 2022	44,710,678	$2	$533,655	$(739)	$(371,634)	$161,284

See Notes to Condensed Consolidated Financial Statements

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

FOR THE PERIOD ENDED MARCH 31, 2021

(unaudited)

(in thousands, except share amounts)

				Accumulated Other		Total
	Ordinary		Capital in Excess	Comprehensive	Accumulated	Shareholders'
	Shares	Amount	of Par Value	(Loss) Income	Deficit	Equity

Balance at December 31, 2020	44,189,150	$2	$504,482	$(4,897)	$(261,028)	$238,559
Share based compensation activity	17,923	—	4,958	—	—	4,958
Issuance of shares in connection with equity method and other investments	75,000	—	1,165	—	—	1,165
Other comprehensive loss	—	—	—	(271)	—	(271)
Net loss for the three-month period ended March 31, 2021	—	—	—	—	(23,617)	(23,617)
Balance at March 31, 2021	44,282,073	$2	$510,605	$(5,168)	$(284,645)	$220,794

See Notes to Condensed Consolidated Financial Statements

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	For the Three-Month Period Ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(31,045)	$(23,617)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Share-based compensation expense	7,578	4,817
Foreign currency loss	2,647	1,615
Depreciation and amortization	2,118	1,758
Net change in right-of-use assets and liabilities	(50)	(35)
Amortization of interest on asset retirement obligations	42	35
Fair value adjustment	(397)	—
(Increase) decrease in operating assets:
Accounts receivable - related party	9,171	26,764
Prepaid expenses	780	739
Tax incentive receivable	5,565	5,667
Other current assets	387	(348)
Other assets	(239)	(212)
Increase (decrease) in operating liabilities:
Accounts payable	4,609	1,593
Accrued expenses	(3,831)	(5,071)
Other current liabilities	—	(24)
Deferred revenue - related party	(5,633)	(4,595)
Net cash (used in) provided by operating activities	(8,298)	9,086

Cash flows from investing activities:
Purchase of property, plant and equipment	(12,460)	(4,502)
Payment for right-of-use asset	—	(8,866)
Equity method and other investments	—	(5,500)
Net cash used in investing activities	(12,460)	(18,868)

Cash flows from financing activities:
Exercise of share options	192	141
Payments of withholdings on shares withheld for income taxes	(2,774)	—
Payments on lease obligations - financing leases	—	(5)
Net cash (used in) provided by financing activities	(2,582)	136

Net decrease in cash and cash equivalents	(23,340)	(9,646)
Effect of exchange rate changes on cash	(582)	(464)
Cash and cash equivalents at beginning of the period	137,703	209,520
Cash and cash equivalents at end of the period	$113,781	$199,410

Supplemental disclosure of non-cash transactions:
Issuance of shares in connection with equity method and other investments	$—	$1,165
Fixed asset acquisition included in accounts payable and accrued expenses at end of the period	$8,567	$1,709
Right-of-use assets obtained in exchange for lease liabilities	$1,793	$1,120
Asset retirement obligations incurred in connection with leases	$10	$—
Supplemental disclosure of cash flow information:
Cash paid for interest	$36	$24

See Notes to Condensed Consolidated Financial Statements

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.       Organization and Basis of Presentation:

The Company

MeiraGTx Holdings plc and subsidiaries (the “Company” or “Meira Holdings”), an exempted company incorporated under the laws of the Cayman Islands, is a vertically integrated, clinical-stage gene therapy company with six programs in clinical development and a broad pipeline of preclinical and research programs. The Company has core capabilities in viral vector design and optimization and gene therapy manufacturing, as well as a potentially transformative gene regulation technology. Led by an experienced management team, the Company has taken a portfolio approach by licensing, acquiring and developing technologies that give depth across both product candidates and indications. The Company’s initial focus is on three distinct areas of unmet medical need: ocular, including both inherited retinal diseases as well as large degenerative ocular diseases, neurodegenerative diseases and severe forms of xerostomia. Though initially focusing on the eye, central nervous system and salivary gland, the Company intends to expand its focus in the future to develop additional gene therapy treatments for patients suffering from a range of serious diseases. The Company also owns and operates a current good manufacturing practices, or cGMP, multi-product, multi-viral vector manufacturing facility in London, United Kingdom (“UK”), which includes fill and finish capabilities and can supply the Company’s clinical and potential commercial material. Additionally, the Company expanded its manufacturing and supply chain capabilities by acquiring a second cGMP viral vector manufacturing facility and its first cGMP plasmid and DNA production facility in Shannon, Ireland. The Company completed the acquisition of these facilities in January 2021.

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

Interim Financial Statements

The accompanying condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, the condensed consolidated financial statements include all adjustments (consisting of normal recurring accruals) necessary in order to make the condensed consolidated financial statements not misleading. Operating results for the three-month period ended March 31, 2022 are not necessarily indicative of the final results that may be expected for the year ending December 31, 2022. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (the “Form 10-K”).

Liquidity

The Company has not yet achieved profitable operations. There is no assurance that profitable operations, if ever achieved, could be sustained on a continuing basis. In addition, development activities, clinical and preclinical testing, and commercialization of the Company’s product candidates will require significant additional financing. The Company’s accumulated deficit at March 31, 2022 totaled $371.6 million, and management expects to incur substantial losses in future periods. The success of the Company is subject to certain risks and uncertainties, including, among others: uncertainty of product development; competition in the Company’s field of use; uncertainty of capital availability; uncertainty in the Company’s ability to enter into agreements with collaborative partners; expanding and protecting the Company’s intellectual property portfolio, dependence on third parties, dependence on key personnel and the COVID-19 pandemic and mitigation measures. For the three-months ended March 31, 2022, the Company used $8.3 million in cash flows from operations and there are no assurances that the Company will generate positive cash flows in the future. Additionally, there are no assurances that the Company will be successful in obtaining an adequate level of financing for the development and commercialization of its product candidates.

As of March 31, 2022, the Company had cash and cash equivalents in the amount of $113.8 million, which consisted of depository accounts and money market accounts. On January 30, 2019, the Company entered into a collaboration, option and license agreement with Janssen Pharmaceuticals, Inc. (“Janssen”), one of the Janssen Pharmaceuticals Companies of Johnson & Johnson (the “Collaboration Agreement”), for the research, development and commercialization of gene therapies for the treatment of inherited retinal diseases (“IRD”). Under the terms of the Collaboration Agreement, the Company received an upfront payment of $100.0 million in March 2019 and a milestone payment of $30.0 million in December 2021. The Company also receives funding for certain research, manufacturing, clinical development and commercialization costs, potential additional milestone payments upon the achievement of such milestones and royalties on future net sales of products. The Company estimates that its cash and cash equivalents on-hand and accounts receivable – related party at March 31, 2022 will be sufficient to cover its expenses for at least the next twelve months from the date of issuance of these condensed consolidated financial statements.

Risks and Uncertainties

The Company operates in an industry that is subject to intense competition, government regulation and rapid technological change. The Company’s operations are subject to significant risk and uncertainties including financial, operational, technological, regulatory and other risks, including the potential risk of business failure.

There are also many uncertainties regarding the pandemic caused by the novel coronavirus, or COVID-19, and the Company continues to closely monitor the impact of the pandemic on all aspects of its business, including how the pandemic will impact its financial condition, liquidity, operations, clinical studies, employees, vendors, and industry. While the pandemic did not materially affect the Company's financial results and business operations during the three-month period ended March 31, 2022, the Company is unable to predict the impact that COVID-19 will have on its financial position and operating results in future periods due to numerous uncertainties. The Company will continue to assess the evolving impact of the COVID-19 pandemic and will make adjustments to its operations as necessary.

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

2.       Summary of Significant Accounting Policies and Recent Accounting Pronouncements:

Certain of the Company’s significant accounting policies are described below. All of the Company’s significant accounting policies are disclosed in the notes to the audited consolidated financial statements as of and for the year ended December 31, 2021 included in the Company’s Form 10-K. Since the date of such financial statements, the Company has adopted the new accounting pronouncements which are disclosed further in this note.

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

The table below represents the values of the Company's financial assets and liabilities that are required to be measured at fair value on a recurring basis (in thousands):

	Fair Value Measurement Using:
		Significant	Significant Other	Significant
	March 31,	Observable Inputs	Observable Inputs	Unobservable
Description	2022	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$60,320	$60,320	$—	$—
Other long-term liabilities	$556	$556	$—	$—

	Fair Value Measurement Using:
		Significant	Significant Other	Significant
	December 31,	Observable Inputs	Observable Inputs	Unobservable
Description	2021	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$66,585	$66,585	$—	0	—
Other long-term liabilities	$953	$953

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

Operating leases where the Company is the lessee are included in right-of-use (“ROU”) assets and lease obligations are included on the Company’s condensed consolidated balance sheets. The lease obligations are initially and subsequently measured at the present value of the unpaid lease payments at the lease commencement date and subsequent reporting periods.

Finance leases where the Company is the lessee are included in ROU assets and lease obligations on the Company’s condensed consolidated balance sheets. The lease obligations are initially measured in the same manner as for operating leases and are subsequently measured at amortized cost using the effective interest method.

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

The change in asset retirement obligations is as follows (in thousands):

	For the Three-Month Period Ended March 31,
	2022	2021
Balance at beginning of period	$2,081	$1,814
Additional asset retirement obligations during the period	10	—
Amortization of interest	42	35
Effects of exchange rate	(19)	7
Balance at end of period	$2,114	$1,856

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

Refer to the discussion in Note 7 for further information related to the accounting for the Collaboration Agreement.

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

The following securities are considered to be ordinary share equivalents, but were not included in the computation of diluted net loss per ordinary share because to do so would have been anti-dilutive:

	March 31,	March 31,
	2022	2021
Share options	6,969,337	6,168,592
Restricted share units	2,197,500	1,050,000
Restricted ordinary shares subject to forfeiture	173,097	290,000
	9,339,934	7,508,592

Segment Information

Management has concluded it has a single reporting segment for purposes of reporting financial condition and results of operations.

The Company’s license revenue, research funding and deferred revenue from its Collaboration Agreement are generated in the United Kingdom.

The following table summarizes non-current assets by geographical area (in thousands):

	March 31,	December 31,
	2022	2021
United States	$23,071	$23,636
United Kingdom	43,227	43,349
European Union	78,470	69,936
	$144,768	$136,921

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

		March 31, 2022
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

4.       Accrued Expenses

Accrued expenses for the periods presented are comprised of the following (in thousands):

	March 31,	December 31,
	2022	2021
Clinical trial costs	$15,005	$12,524
Manufacturing costs	2,103	2,889
Fixed assets	2,093	2,077
Compensation and benefits	1,152	6,029
Professional fees	893	1,018
Research and development	845	1,735
Consulting	652	858
Rent and facilities costs	84	—
Other	354	456
	$23,181	$27,586

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

Options

A summary of the Company’s share option activity related to employees, non-employee members of the board of directors and non-employee consultants as of December 31, 2021 and for the three-month period ended March 31, 2022 is as follows (in thousands, except share and per share amounts):

			Weighted-
		Weighted-	Average
		Average	Remaining
	Number of	Exercise	Contractual
	Options	Price	Life (years)
Outstanding at December 31, 2021	5,924,690	$13.16	7.40	years
Granted	1,155,400	$20.80
Exercised	(18,065)	$10.61
Expired	—	$—
Forfeited	(92,688)	$18.94
Outstanding at March 31, 2022	6,969,337	$14.46	7.85	years
Options exercisable at March 31, 2022	3,834,778	$11.64	6.82	years
Aggregate intrinsic value of options outstanding as of March 31, 2022	$15,693
Aggregate intrinsic value of options exercisable as of March 31, 2022	$14,519

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

The total share-based compensation expense recorded in connection with the options was $4.3 million and $3.7 million, of which $1.6 million and $1.6 million was recorded as general and administrative expense and $2.7 million and $2.1 million was recorded as research and development expense during the three-month periods ended March 31, 2022 and 2021, respectively.

The total fair value of options vested during the three-month periods ended March 31, 2022 and 2021 was $6.8 million and $5.4 million, respectively.

The weighted-average grant date fair value of options granted during the three-month periods ended March 31, 2022 and 2021 was $14.39 per share and $11.93 per share, respectively.

The grant date fair values of the share options granted were estimated using the Black-Scholes option valuation model with the following ranges of assumptions:

	2022	2021
Risk-free interest rate	1.60 - 2.55%	0.62 - 1.39%
Expected volatility	80%	90%
Expected dividend yield	0%	0%
Expected life (in years)	6.1	6.1

As of March 31, 2022, the total compensation expense relating to unvested options granted that had not yet been recognized was $37.8 million, which is expected to be realized over a period of 4.0 years. The Company will issue shares upon exercise of options from ordinary shares reserved under the Plans.

Restricted Share Units

A summary of the Company’s RSU activity related to employees, non-employee members of the board of directors and non-employee consultants as of December 31, 2021 and for the three-month period ended March 31, 2022 is as follows:

		Weighted-
	Number of	Average
	Restricted	Grant Date
	Share Units	Fair Value
Outstanding at December 31, 2021	1,415,000	$17.16
Granted	1,055,000	$21.53
Vested	(272,500)	$20.02
Forfeited	—	$—
Outstanding at March 31, 2022	2,197,500	$18.90

RSUs granted generally vest 50% on the second anniversary of the date of grant and 25% on the third and fourth anniversaries of the date of grant. Annual RSUs granted to directors generally vest in a single installment on the earliest to occur of the first anniversary of the grant date or the day immediately prior to the date of the next annual meeting of the Company’s shareholders occurring after the date of grant. The RSUs granted to the directors in June 2021 will be paid on or within 30 days after the date a director ceases to serve on the board. For RSUs granted in future years, the directors will be able to elect whether to defer the payment of their annual RSU awards under the Deferred Compensation Plan for Non-Employee Directors. The related share-based compensation expense, which is recognized ratably over the requisite service period, is included in general and administrative and research and development expenses, as applicable, in the condensed consolidated statements of operations and comprehensive loss.

Total share-based compensation expense recorded in connection with the RSUs was $3.3 million and $1.1 million, of which $2.4 million and $0.9 million was recorded as general and administrative expense and $0.9 million and $0.2 million was recorded as research and development expense during the three-month periods ended March 31, 2022 and 2021, respectively.

As of March 31, 2022, the total compensation expense relating to unvested RSUs granted that had not yet been recognized was $35.1 million, which is expected to be realized over a period of 3.84 years.

To satisfy employee minimum statutory tax withholding requirements for restricted share units that vest, the Company withholds a portion of the vesting ordinary shares. During the three months ended March 31, 2022, the Company withheld 128,812 ordinary shares with a total value of approximately $2.8 million. No shares were withheld during the three months ended March 31, 2021. These amounts are presented as a cash outflow from financing activities in the accompanying consolidated statement of cash flows.

During the three-month period ended March 31, 2022 and 2021, the Company recognized total share-based compensation expense in the accompanying condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three-Month Period Ended March 31,
	2022	2021
Research and development	$3,632	$2,278
General and administrative	3,946	2,539
Total share-based compensation	$7,578	$4,817

The Company does not expect to realize any tax benefits from its share option activity or the recognition of share-based compensation expense because the Company currently has net operating losses and has a full valuation allowance against its deferred tax assets. Accordingly, no amounts related to excess tax benefits have been reported in cash flows from operations or cash flows from financing activities for the three-month periods ended March 31, 2022 and 2021.

6.       Income Taxes

The Company did not record a provision for income taxes for the three-month periods ended March 31, 2022 and 2021, as the Company has generated losses for all periods.

The Company periodically evaluates the realizability of its deferred tax assets based on all available evidence, both positive and negative. The realization of deferred tax assets is dependent on the Company’s ability to generate sufficient future taxable income during periods prior to the expiration of tax attributes to fully utilize these assets. The Company weighed both positive and negative evidence and determined that there is a continued need for a full valuation allowance on its deferred tax assets (after consideration of the reversal of the deferred tax liabilities for the ROU assets and fixed assets) in the United States, United Kingdom, Ireland and Netherlands as of March 31, 2022. Should the Company determine that it would be able to realize its remaining deferred tax assets in the foreseeable future, an adjustment to its remaining deferred tax assets would cause a material increase to income in the period such determination is made.

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

In 2019, the Company received a $100.0 million non-refundable upfront fee from Janssen and during the year ended December 31, 2021, received a $30.0 million milestone payment. The Company allocated these amounts plus other variable consideration not subject to constraint to each identified performance obligation using a combination of methods allowable under ASC 606. The Company applies the practical expedient in Topic 606 and does not include disclosures regarding amounts for variable consideration allocated to wholly-unsatisfied performance obligations or wholly-unsatisfied distinct goods that form part of a single performance obligation, if any. This variable consideration includes expected reimbursement of research and development costs.

During the three-month periods ended March 31, 2022 and 2021, the Company recognized $5.6 million and $4.6 million, respectively, of the deferred revenue – related party as license revenue.

The Company also recognized $13.2 million and $11.7 million during the three-month periods ended March 31, 2022 and 2021, respectively, related to the reimbursement of research and development expenses, which were recorded as an offset to research and development expenses.

As of March 31, 2022, the Company expects to recognize the remaining $57.5 million in deferred revenue associated with the non-refundable upfront fee and milestone payment over the estimated research and development period using the cost-to-cost input method over an estimated period of approximately 3.25 years.

A summary of the deferred revenue recognition is as follows (in thousands):

Deferred revenue at December 31, 2020	$72,842
Milestone payment from Janssen	30,000
Deferred revenue recognized as license revenue during the year ended December 31, 2021	(37,701)
Effects of exchange rate	(275)
Deferred revenue at December 31, 2021	64,866
Deferred revenue recognized as license revenue during the three-month period ended March 31, 2022	(5,633)
Effects of exchange rate	(1,766)
Deferred revenue at March 31, 2022	$57,467

Leases

ARE Vivarium Lease

Effective May 1, 2019, the Company entered into an operating lease for vivarium space with ARE, which was subsequently amended to add additional space within the vivarium. The initial lease had a term of twelve months which automatically renews on an annual basis.

The rent expense under this operating lease was $0.04 million and $0.01 million for the three-month periods ended March 31, 2022 and 2021, respectively, which are included in loss from operations.

The Company made cash payments to ARE in connection with this operating lease in the amount of $0.03 million and $0.01 million during the three-month periods ended March 31, 2022 and 2021, respectively.

There were no amounts due to ARE under this operating lease at March 31, 2022 and December 31, 2021.

Kadmon Lease

The Company leased office space on a month-to-month basis from Kadmon Corporation, LLC (“Kadmon”).

During the three-month periods ended March 31, 2022 and 2021, the Company incurred and paid rent charges from Kadmon in the amount of $0 and $0.2 million, respectively, which are included in loss from operations.

This lease has been terminated effective November 12, 2021.

8.       Leases

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

Total rent expense under these leases was $1.3 million and $1.1 million for the three-month periods ended March 31, 2022 and 2021, respectively.

As of March 31, 2022, the Company has short term lease commitments amounting to approximately $0.01 million on a monthly basis for one lease for vivarium space that is on a one-year lease.

During the three-month period ended March 31, 2022, the Company recognized three operating leases for locations in connection with its clinical trials for its IRD product candidates and office and warehouse space, with initial lease terms between 3 years and 9 years. Certain lease agreements contain provisions for tenant allowances and future rent increases. Payments due under the lease contracts include fixed payments. In conjunction with these operating leases, the Company recognized initial operating lease right-of-use assets in the amount of $1.8 million and corresponding lease liabilities in the amount of $1.8 million which are included in the right-of-use assets and lease obligations in the condensed consolidated balance sheets as of March 31, 2022.

The components of lease cost for the three-month periods ended March 31, 2022 and 2021 are as follows (in thousands):

	Three-Month Period Ended March 31,
	2022	2021
Finance lease cost
Amortization of right-of-use assets	$294	$309
Interest on lease liabilities	—	1
Total finance lease cost	294	310
Operating lease cost	1,315	1,137
Short-term lease cost	38	189
Total lease cost	$1,647	$1,636

Amounts reported in the condensed consolidated balance sheets for leases where the Company is the lessee as of March 31, 2022 and December 31, 2021 were as follows (in thousands):

	March 31,		December 31,
	2022		2021
Operating leases
Right-of-use asset	$23,223		$22,782
Capitalized lease obligations	$24,391		$23,721
Finance leases
Right-of-use asset	$26,771		$27,645
Capitalized lease obligations	$8		$12
Weighted-average remaining lease term
Operating leases	6.4	years	6.5	years
Finance leases	176.5	years	176.7	years
Weighted-average discount rate
Operating leases	8.5%		8.5%
Finance leases	8.0%		8.0%

Other information related to leases for the three-month periods ended March 31, 2022 and 2021 are as follows (in thousands):

	Three-Month Period Ended March 31,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	$4	$4
Operating cash flows from operating leases	$1,370	$1,186
Financing cash flows from finance leases	$—	$1

Right-of-use assets obtained in exchange for lease liabilities
Operating leases	$1,793	$1,120
Finance leases	$—	$—

Future minimum lease payments under non-cancellable leases as of March 31, 2022 are as follows (in thousands):

	Operating Leases	Finance Leases
2022	$4,183	$8
2023	5,682	—
2024	5,530	—
2025	5,476	—
2026	5,229	—
Thereafter	4,974	—
Total undiscounted lease payments	$31,074	$8
Less: Imputed interest	(6,683)	—
Total lease liabilities	$24,391	$8

9.     Commitments

There were no new material commitments entered into during the three-month period ended March 31, 2022.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of financial condition and operating results together with our financial statements and related notes appearing in this Quarterly Report on Form 10-Q (“Form 10-Q”) and those included in our Annual Report on Form 10-K for the year ended December 31, 2021 (the “Form 10-K”). Some of the information contained in this discussion and analysis or set forth elsewhere in this Form 10-Q, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many important factors, including those set forth in the “Risk Factors” section of this Form 10-Q, our actual results could differ materially from the results described in, or implied by, the forward-looking statements contained in the following discussion and analysis. For convenience of presentation some of the numbers have been rounded in the text below. Unless the context requires otherwise, references in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to the “Company,” “we,” “us” and “our” refer to MeiraGTx Holdings plc and its subsidiaries.

Overview

We are a vertically integrated, clinical-stage gene therapy company with six programs in clinical development and a broad pipeline of preclinical and research programs. We have core capabilities in viral vector design and optimization, gene therapy manufacturing, as well as a potentially transformative gene regulation technology. Led by an experienced management team, we have taken a portfolio approach by licensing, acquiring and developing technologies that give us depth across both product candidates and indications. Our initial focus is on three distinct areas of unmet medical need: ocular, including both inherited retinal diseases as well as large degenerative ocular diseases, neurodegenerative diseases, and severe forms of xerostomia. Though initially focusing on the eye, central nervous system and salivary gland, we intend to expand our focus in the future to develop additional gene therapy treatments for patients suffering from a range of serious diseases.

We are an exempted company incorporated under the laws of the Cayman Islands in 2018, and prior to that, we commenced operations as MeiraGTx Limited, a private limited company incorporated under the laws of England and Wales in 2015. Our discussion of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). Since our formation, we have devoted substantially all of our resources to developing our technology platform, establishing our viral vector manufacturing facilities and our cGMP plasmid and DNA production facility and developing manufacturing processes, advancing the product candidates in our ophthalmology, salivary gland and neurodegenerative disease programs, building our intellectual property portfolio, organizing and staffing our company, developing our business plan, raising capital, and providing general and administrative support for these operations. To date, we have financed our operations primarily with cash on hand and proceeds from the sales of our Series A ordinary shares, convertible preferred C shares and ordinary shares. Through March 31, 2022, we received gross proceeds of approximately $446.0 million from sales of our ordinary shares, Series A ordinary shares and convertible preferred C shares and $130.0 million from the collaboration, option and license agreement with Janssen Pharmaceuticals, Inc. (“Janssen”), one of the Janssen Pharmaceuticals Companies of Johnson & Johnson (the “Collaboration Agreement”). As of March 31, 2022, we had cash and cash equivalents of $113.8 million, as well as $13.1 million in receivables due from Janssen that we expect to collect in the second quarter of 2022, in connection with the Collaboration Agreement.

We are a clinical stage company and have not generated any product revenues to date. We have six clinical programs and a pipeline of preclinical programs. Since inception, we have incurred significant operating losses. Our net losses for the three-month periods ended March 31, 2022 and 2021 were $31.0 million and $23.6 million, respectively. As of March 31, 2022, we had an accumulated deficit of $371.6 million. We do not expect to generate revenue from sales of any products for several years, if at all. Under the Collaboration Agreement, we received an upfront payment in the amount of $100.0 million in March 2019 and a milestone payment in the amount of $30.0 million in December 2021.  Additionally, pursuant to the Collaboration Agreement, we are eligible to receive research and development funding and additional potential milestone payments and royalties.

Our total operating expenses for the three-month periods ended March 31, 2022 and 2021 were $34.4 million and $26.6 million, respectively. While we expect our operating expenses to increase in connection with our ongoing development activities related to our product candidates, including the ongoing Phase 3 Lumeos clinical trial of botaretigene sparoparvovec, formerly referred to as AAV-RPGR, for the treatment of patients with XLRP and the initiation of a Phase 3 clinical trial of AAV-RPE65 for the treatment of retinal dystrophy associated with mutations in the RPE65 gene, we believe that certain of these increases will be partially offset by the research funding in connection with the Collaboration Agreement. In addition, we expect to continue incurring increasing costs associated with our clinical activities for AAV-hAQP1 for the treatment of radiation-induced xerostomia and xerostomia associated with Sjogren’s syndrome. We expect to file an IND application for AAV-GAD in the first half of 2022. We also incurred expenses during the three-month period ended March 31, 2022 and expect to continue to incur expenses related to research activities in additional therapeutic areas to expand our pipeline, developing our potentially transformative gene regulation technology, hiring additional personnel in manufacturing, research, clinical operations, quality and other functional areas, and associated cash and share-based compensation expense, as well as the further development of internal manufacturing capabilities and capacity and other associated costs including the management of our intellectual property portfolio.

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

Based on our cash and cash equivalents at March 31, 2022 and the research funding and milestone payments we expect to receive under the Collaboration Agreement, we estimate that such funds will be sufficient to enable us to fund our operating expenses and capital expenditure requirements into the fourth quarter of 2023. We have based these estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. See “Liquidity and Capital Resources.” Because of the numerous risks and uncertainties associated with the development of our product candidates, any future product candidates, our platform and technology and because the extent to which we may enter into collaborations with third parties for development of any of our product candidates is unknown, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidates.

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

If we raise additional funds through collaborations, strategic alliances, or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce, or terminate our product development programs or any future commercialization efforts or further development of our manufacturing facilities or processes, or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

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

Highlights and Recent Developments

Recent Development Highlights and Anticipated Milestones

Botaretigene Sparoparvovec (AAV-RPGR) for the Treatment of XLRP:

●	We and Janssen continue to enroll and dose patients in the Phase 3 Lumeos clinical trial.
●	We will provide an update on the patients treated in the Phase 1/2 clinical trial of XLRP (MGT009), including the randomized expansion cohort of the study, during the second quarter of 2022, and we and Janssen intend to present the full data from this study at medical meetings later this year.

AAV-hAQP1 for the Treatment of Grade 2/3 Radiation-Induced Xerostomia:

●	We intend to present data from all four cohorts (n=12) in the unilateral dose escalation Phase 1 AQUAx trial as well as data from the bi-lateral cohorts (n=12) in the fourth quarter of 2022.
●	We are currently planning a randomized, double-blind, placebo-controlled Phase 2 study and expect to initiate this trial by the end of 2022.

AAV-GAD for the Treatment of Parkinson’s Disease:

●	We are filing an Investigational New Drug (IND) application in May 2022 with material manufactured in our cGMP facility in London, United Kingdom.

AAV-CNGB3 and AAV-CNGA3 for the Treatment of Achromatopsia (ACHM):

●	With development partner Janssen, we expect to initiate further clinical studies in 2022 for both AAV-CNGB3 and AAV-CNGA3 for the treatment of ACHM associated with mutations in the CNGB3 and CNGA3 genes.

Proprietary Promoter Platforms:

●	We continue to expand our libraries of novel small, strong, synthetic promoters.
●	We have generated in-vivo data in multiple tissues demonstrating significant increases in promoter strength and tissue specificity.

Riboswitch Gene Control Platform:

●	We are advancing several small molecule candidates through IND-enabling studies with the aim of initiating first-in-human safety and tolerability studies by the end of 2022.
●	Novel regulation platform can be used to precisely control gene expression in cell therapy, gene editing, with any gene and any vector with unprecedented dynamic range using an oral small molecule.

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

We cannot determine with certainty the duration and costs of future clinical trials of our product candidates or any other product candidate we may develop or if, when, or to what extent we will generate revenue from the commercialization and sale of any product candidate for which we obtain marketing approval. We may never succeed in obtaining marketing approval for any product candidate. The duration, costs and timing of clinical trials and development of our existing product candidates or any other product candidate we may develop will depend on a variety of factors, including:

●	the scope, rate of progress, expense and results of clinical trials of our existing product candidates, as well as of any future clinical trials of other product candidates and other research and development activities that we may conduct;
●	uncertainties in clinical trial design and patient enrollment rates;
●	the actual probability of success for our product candidates, including the safety and efficacy, early clinical data, competition, manufacturing capability and commercial viability;
●	significant and changing government regulation and regulatory guidance;

●	the timing and receipt of any marketing approvals;
●	the expense of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; and
●	business interruption from the COVID-19 pandemic that may affect any of the foregoing.

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

The Company’s critical accounting policies, significant judgements and estimates are included in the Company’s Form 10-K for the year ended December 31, 2021 and Note 2 to our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q.

Results of Operations

Comparison of Three Months Ended March 31, 2022 and 2021

	2022	2021	Change

	(in thousands)
License revenue - related party	$5,633	$4,595	$1,038
Operating expenses:
General and administrative	$11,268	$9,918	$1,350
Research and development	23,099	16,709	6,390
Total operating expenses	34,367	26,627	7,740
Loss from operations	(28,734)	(22,032)	(6,702)
Other non-operating income (expense)
Foreign currency loss	(2,647)	(1,615)	(1,032)
Interest income	16	89	(73)
Interest expense	(77)	(59)	(18)
Fair value adjustment	397	—	397
Net loss	(31,045)	(23,617)	(7,428)
Other comprehensive income (loss):
Foreign currency translation gain (loss)	1,932	(271)	2,203
Total comprehensive loss	$(29,113)	$(23,888)	$(5,225)

License Revenue

License revenue was $5.6 million for the three months ended March 31, 2022, compared to $4.6 million for the three months ended March 31, 2021. This increase represents increased amortization of the $100.0 million upfront payment as well as amortization of the $30.0 million milestone payment received in connection with the Collaboration Agreement.

General and Administrative Expenses

General and administrative expenses were $11.3 million for the three months ended March 31, 2022, compared to $9.9 million for the three months ended March 31, 2021. The increase of $1.4 million was primarily due to an increase of $1.4 million in share-based compensation, $0.6 million in payroll and payroll-related costs and $0.3 million in consulting fees. These increases were partially offset by decreases of rent and facilities costs of $0.4 million due to additional allocations to research and development, $0.3 million in insurance costs and $0.2 in legal and accounting fees.

Research and Development Expenses

Research and development expenses for the three months ended March 31, 2022 were $23.1 million, compared to $16.7 million for the three months ended March 31, 2021. The increase of $6.4 million was primarily due to an increase of $3.4 million in costs related to the manufacture of material for our clinical trials, $1.6 million in payroll and payroll-related costs, $1.4 million in share-based compensation, $1.4 million in costs related to our pre-clinical research and clinical trials, $1.3 million in rent and facilities costs, $0.3 million in depreciation and $0.1 million in other research and development costs. These increases were partially offset by a decrease of $1.6 million in license fees and an increase of $1.5 million in research funding provided under our Collaboration Agreement with Janssen.

Foreign Currency Loss

Foreign currency loss was $2.6 million for the three months ended March 31, 2022 compared to a loss $1.6 million for the three months ended March 31, 2021. The change in the amount of $1.0 million was primarily due to a strengthening of the U.S. dollar against the pound sterling and euro during the three months ended March 31, 2022.

Fair Value Adjustments

Fair value adjustment was $0.4 million for the three months ended March 31, 2022. There was no fair value adjustment for the three months ended March 31, 2021. The adjustment relates to 40,139 ordinary shares that are to be issued 18 months following our acquisition of Bullseye Therapeutics, Inc. on October 4, 2021, provided that we do not submit certain indemnification claims under the merger agreement. The 40,139 ordinary shares were valued as a liability at a fair value of $1.0 million on December 31, 2021. The liability was revalued to $0.6 million based upon the closing price of the Company’s ordinary shares of $13.85 per share on March 31, 2022.

Other Comprehensive Income (Loss) – Foreign Currency Translation Gain (Loss)

Foreign currency translation adjustments resulted in a translation gain of $1.9 million for the three months ended March 31, 2022 compared to a translation loss of $0.3 million for the three months ended March 31, 2021. The change in the amount of $2.2 million was primarily due to a strengthening of the U.S. dollar against the pound sterling and euro during the three months ended March 31, 2022.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses. For the three months ended March 31, 2022, we used $8.2 million in cash flows from operations. We did not generate positive cash flows from operations during the quarter and there are no assurances that we will generate positive cash flows in the future. Additionally, there are no assurances that we will be successful in obtaining an adequate level of financing for the development and commercialization of our product candidates. We expect to incur significant expenses and operating losses for the foreseeable future as we advance the preclinical and clinical development of our product candidates. We expect that our research and development and general and administrative costs will increase in connection with conducting preclinical studies and clinical trials for our product candidates, building out internal capacity to have products manufactured to support preclinical studies and clinical trials, expanding our intellectual property portfolio, and providing general and administrative support for our operations. In addition, on August 4, 2020 we entered into agreements to acquire our second cGMP viral vector manufacturing facility and our first cGMP plasmid and DNA production facility in Shannon, Ireland to expand our manufacturing and supply chain capabilities. We closed on the acquisition of the first building in August 2020 and on the second building in January 2021. As a result of these incurred and expected expenses we will need additional capital to fund our operations, which we may obtain from additional equity or debt financings, collaborations, licensing arrangements, or other sources.

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

Based on our current cash and cash equivalents at March 31, 2022 and the research funding we expect to receive under the Collaboration Agreement, we estimate that we will be able to fund our operating expenses and capital expenditure requirements into the fourth quarter of 2023. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect.

Cash Flows

As of March 31, 2022, we had $113.8 million of cash and cash equivalents.

The following table summarizes our sources and uses of cash for the period presented:

	For the Three Months Ended March 31,
	2022	2021

	(in thousands)
Net cash (used in) provided by operating activities	$(8,208)	$9,086
Net cash used in investing activities	(12,460)	(18,868)
Net cash (used in) provided by financing activities	(2,582)	136
Decrease in cash	$(23,250)	$(9,646)

Operating Activities

During the three months ended March 31, 2022, our cash used in operating activities of $8.2 million was primarily due to a net loss of $31.0 million as we incurred expenses associated with research activities on our clinical programs, manufacturing of our clinical trial materials, preclinical research programs and general and administrative expenses. The net loss included non-cash charges of $11.9 million, which consisted primarily of $7.6 million of share-based compensation, $2.6 million of a foreign currency loss, $2.1 million of depreciation and amortization and $0.4 million of a fair value adjustment. Additionally, operating assets, consisting of accounts receivable-related party, prepaid expenses, tax incentive receivable, other current assets and other assets, decreased by $15.8 million and operating liabilities, consisting of accounts payable, accrued expenses, other current liabilities, other liabilities and deferred revenue – related party, decreased by $4.9 million.

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

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2022 of $12.5 million consisted of purchases of property and equipment for our manufacturing, laboratory and process development facilities and buildout costs of our new facilities.

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

Financing Activities

Net cash used in financing activities was $2.6 million for the three months ended March 31, 2022, which consisted primarily of $2.8 million to cover tax withholding obligations upon  the vesting of restricted share unit awards, which was offset by $0.2 million in proceeds from the exercise of share options.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The following section updates “Item 7A. Quantitative and Qualitative Disclosures of Market Risk” in the Annual Report on Form 10-K for the fiscal year ended December 31, 2021 and should be read in conjunction with that report as well as our condensed consolidated financial statements included in “Part 1, Item 1. Financial Statements” of this Quarterly Report on Form 10-Q.

We currently operate in the United States, the United Kingdom, the Netherlands, Ireland and Belgium. Our activities in these countries expose us to currency exchange rate fluctuations, primarily between the U.S. Dollar and the British pound sterling and euro. When the U.S. Dollar strengthens against these currencies, the U.S. Dollar value of non-U.S. Dollar based losses increases. To the extent that our international activities recorded in local currencies increase in the future, our exposure to fluctuations in currency exchange rates will correspondingly increase. As of March 31, 2022, we did not hold any foreign currency forward contracts. With respect to our foreign currency exposures as of March 31, 2022, a 10% unfavorable movement in foreign currency exchange rates would not expose us to a significant increase in net loss.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are not subject to any material legal proceedings.

Item 1A.Risk Factors.

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

We are a clinical stage company with limited operating history. We were formed and began operations in 2015. We have never been profitable and do not expect to be profitable in the foreseeable future. We have incurred net losses since inception, including net losses of approximately $31.0 million and $23.6 million for the three months ended March  31, 2022 and 2021, respectively. As of March 31, 2022, we had an accumulated deficit of approximately $371.6 million. Since our inception, we have devoted substantially all of our resources to developing our technology platform, establishing our viral vector manufacturing facilities and plasmid and DNA production facility, developing manufacturing processes, advancing the product candidates in our ophthalmology, salivary gland and neurodegenerative disease programs, research and development activities, building our intellectual property portfolio, organizing and staffing our company, developing our business plans, raising capital, and providing general and administrative support for these operations. We have not yet demonstrated an ability to successfully complete large-scale, pivotal clinical trials, obtain marketing approval, manufacture product at a commercial scale, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Given the length of time typically needed to develop a new drug from the time it enters Phase 1 clinical trials to when it is approved for treating patients, predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing genetic medicine products.

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

Before we generate any revenue from product sales, each of our programs and product candidates will require additional preclinical and/or clinical development, potential regulatory approval in multiple jurisdictions, manufacturing, building of a commercial organization, substantial investment and significant marketing efforts. Our expenses could increase beyond expectations if we are required by the U.S. Food and Drug Administration (the “FDA”), UK Medicines and Healthcare Regulatory Agency (the “MHRA”), European Medicines Agency, (the “EMA”), or other regulatory authorities to perform preclinical studies and clinical trials in addition to those that we currently anticipate. These risks are further described under “—Risks Related to Discovery, Development, Clinical Testing, Manufacturing and Regulatory Approval” and “—Risks Related to Commercialization.” As a result, we expect to continue to incur net losses for the foreseeable future. These net losses have had, and will continue to have, an adverse effect on our shareholders’ equity and working capital.

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

Our operations have consumed significant amounts of cash since inception. As of March 31, 2022, our cash and cash equivalents were $113.8 million. In addition, we expect to receive $13.1 million in receivables which we expect to collect in the second quarter of 2022 from Janssen in connection with the Collaboration Agreement. Based on our cash and cash equivalents at March 31, 2022 and the research funding and milestone payments we expect to receive under the Collaboration Agreement, we estimate that such funds will be sufficient to enable us to fund our operating expenses and capital expenditure requirements into the fourth quarter of 2023. This estimate is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances could cause us to spend more than expected or consume capital significantly faster than we currently anticipate, such as inflation or other factors that may significantly increase our business costs. Because the length of time and activities associated with successful development of our product candidates is uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:

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

Our future success and ability to generate product revenue is substantially dependent on our ability to successfully develop, obtain regulatory approval for and successfully commercialize our product candidates. We currently have no products that are approved for commercial sale and may never be able to develop marketable products. We have invested and expect to continue to invest a meaningful portion of our efforts and expenditures over the next few years in the development of botaretigene sparoparvovec, AAV-GAD, AAV-CNGB3, AAV-CNGA3, AAV-RPE65 and AAV-hAQP1 (the “Most Advanced Product Candidates”), which will require additional clinical development, management of clinical and manufacturing activities, regulatory approval in multiple jurisdictions, manufacturing sufficient supply, building of a commercial organization, substantial investment and significant marketing efforts before we can generate any revenues from any commercial sales. While we have entered into a Collaboration Agreement with Janssen with respect to AAV-CNGB3, AAV-CNGA3 and botaretigene sparoparvovec, pursuant to which we received a $100 million upfront payment and will also receive funding for certain research, manufacturing, clinical development and commercialization costs, potential additional milestone payments upon the achievement of such milestones and royalties on future net sales of products, there can be no assurance that these three product candidates will be successfully developed and commercialized by us and Janssen. We cannot be certain that our Most Advanced Product Candidates will be successful in clinical trials, receive regulatory approval or be successfully commercialized even if we receive regulatory approval. Even if we receive approval to market our Most Advanced Product Candidates from the FDA, MHRA or other regulatory bodies, we cannot be certain that our product candidates will be successfully commercialized by us or our collaborators, widely accepted in the marketplace or more effective than other commercially available alternatives. Additionally, the research, testing, manufacturing, labeling, approval, sale, marketing and distribution of gene therapy products are and will remain subject to extensive and evolving regulation by the FDA, MHRA and other regulatory authorities. We are not permitted to market our Most Advanced Product Candidates in the United States until they receive approval of a biologics license application, or BLA, from the FDA, we cannot market them in the United Kingdom, or UK, or European Union, or EU, until we receive approval for a marketing authorization, or MA, from the MHRA or European Commission, respectively, and we cannot market them in other countries until we receive any other required regulatory approval in those countries.

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

Post Brexit, marketing authorization applications, or MAAs, for ATMPs in Great Britain are regulated nationally and assessed in accordance with the general provisions in place for the licensing of medicines, taking the specific requirements for this group of medicines into account. In Northern Ireland, ATMPs will continue to be authorized according to the EU’s centralized procedure. Definitions for individual classes of ATMPs remain unchanged and classification of ATMPs are undertaken by the MHRA in accordance with EU legislation and current guidance from CAT. Data, traceability, exemptions from licensing, packaging and post-authorization requirements remain in line with EU requirements transposed into UK law. However, if the EMA issues new guidance on ATMPs going forward, there is a risk of regulatory divergence with the MHRA and separate procedures and standards with which we may need to comply.

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

In addition, the FDA’s and other regulatory authorities’ policies with respect to clinical trials may change and additional government regulations may be enacted. For instance, the regulatory landscape related to clinical trials in the EU recently evolved. The EU Clinical Trials Regulation, or CTR, adopted in April 2014 became applicable on January 31, 2022 and repeals the EU Clinical Trials Directive. While the Clinical Trials Directive required a separate clinical trial application, or CTA, to be submitted in each member state, to both the competent national health authority and an independent ethics committee, the CTR introduces a centralized process and only requires the submission of a single application to all member states concerned. The CTR allows sponsors to make a single submission to both the competent authority and an ethics committee in each member state, leading to a single decision per member state. The assessment procedure of the CTA has been harmonized as well, including a joint assessment by all member states concerned, and a separate assessment by each member state with respect to specific requirements related to its own territory, including ethics rules. Each member state’s decision is communicated to the sponsor via the centralized EU portal. Once the CTA is approved, clinical study development may proceed. The CTR foresees a three-year transition period. The extent to which ongoing and new clinical trials will be governed by the CTR varies. For clinical trials whose CTA was made under the Clinical Trials Directive before January 31, 2022, the Clinical Trials Directive will continue to apply on a transitional basis for three years. Additionally, sponsors may still choose to submit a CTA under either the Clinical Trials Directive or the CTR until January 31, 2023 and, if authorized, those will be governed by the Clinical Trials Directive until January 31, 2025. By that date, all ongoing trials will become subject to the provisions of the CTR. Compliance with the CTR requirements by us and our third-party service providers, such as CRO, may impact our development plans.

It is currently unclear to what extent the UK will seek to align its regulations with the EU. The UK regulatory framework in relation to clinical trials is derived from existing EU legislation (as implemented into UK law, through secondary legislation). On January 17, 2022, the MHRA launched an eight-week consultation on reframing the UK legislation for clinical trials. The consultation closed on March 14, 2022 and aims to streamline clinical trials approvals, enable innovation, enhance clinical trials transparency, enable greater risk proportionality, and promote patient and public involvement in clinical trials. The outcome of the consultation will be closely watched and will determine whether the UK chooses to align with the regulation or diverge from it to maintain regulatory flexibility. A decision by the UK not to closely align its regulations with the new approach that will be adopted in the EU may have an effect on the cost of conducting clinical trials in the UK as opposed to other countries and/or make it harder to seek an MA in the EU for our product candidates on the basis of clinical trials conducted in the UK.

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

A sponsor may also seek a Regenerative Medicine Advanced Therapy, or RMAT, designation for its product candidates. In 2017, the FDA established the RMAT designation as part of its implementation of the 21st Century Cures Act. A biological product is eligible for RMAT designation if it qualifies as an RMAT, which is defined as a cell therapy, therapeutic tissue engineering product, human cell and tissue product, or any combination product using such therapies or products, with limited exceptions, and is intended to treat, modify, reverse, or cure a serious or life-threatening disease or condition and for which preliminary clinical evidence indicates that the biological product has the potential to address unmet medical needs for such a disease or condition. In a February 2019 guidance, the FDA also stated that certain gene therapies that lead to a sustained effect on cells or tissues may meet the definition of a regenerative medicine therapy. RMAT designation provides potential benefits that include more frequent meetings with the FDA to discuss the development plan for the product candidate, and eligibility for rolling review and priority review. Products granted RMAT designation may also be eligible for accelerated approval on the basis of a surrogate or intermediate endpoint reasonably likely to predict long-term clinical benefit, or reliance upon data obtained from a meaningful number of sites, including through expansion to additional sites. RMAT-designated products that receive accelerated approval may, as appropriate, fulfill their post-approval requirements through the submission of clinical evidence, clinical trials, patient registries, or other sources of real world evidence (such as electronic health records); through the collection of larger confirmatory data sets; or via post-approval monitoring of all patients treated with such therapy prior to approval of the therapy.

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

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, led to aggregate reductions of Medicare payments to providers of 2% per fiscal year. These reductions went into effect in April 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022 and a 1% reduction from April 1, 2022 through June 30, 2022, unless additional action is taken by Congress. In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws or any other similar laws introduced in the future may result in additional reductions in Medicare and other health care funding, which could negatively affect our customers and accordingly, our financial operations.

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

Our operations abroad may also be subject to increased scrutiny or attention from data protection authorities.  For example, the General Data Protection Regulation, or GDPR, imposes stringent requirements for processing the personal data of individuals within the European Economic Area, or EEA, which consists of the 27 EU member states plus Norway, Lichtenstein and Iceland.  Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for noncompliance of up to €20 million or up to 4% of the total worldwide annual turnover of the preceding financial year, whichever is higher, and other administrative penalties.

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

Arrangements using the existing standard contractual clauses must be migrated to the revised clauses by December 27, 2022. Upon introduction, the new SCCs were intended to apply only to the transfer of personal data outside of the EEA and not the UK. However, following a public consultation by the UK’s Information Commission’s Office, revised data transfer mechanisms came into force in March 2022. The revised mechanism provides greater flexibility for international transfers of personal data, and allows for incorporation of EEA SCCs as required. The resultant text permit EEA and UK personal data transfers to be made under one single set of SCCs. For UK transfers, companies are permitted to use legacy SCCs if agreed prior to September 22, 2022, which can remain in place until March 2024. The subject of international transfers continues to be a contentious, complex and mercurial matter globally, and to date regulatory guidance has been correspondingly fluid. There are no certainties for the future stability of international personal data transfer requirements, as global privacy laws continue to develop. As supervisory authorities issue further guidance on personal data export mechanisms, including circumstances where the SCCs cannot be used, and/or start taking enforcement action, we could suffer additional costs, complaints and/or regulatory investigations or fines. If, owing to the restriction or perceived restriction of personal data transfers, we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results.

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

Although we work to comply with applicable laws, regulations and standards, as well as our contractual obligations and other legal obligations, relating to data privacy and security, these requirements are evolving and may be modified, interpreted and applied in an inconsistent manner from one jurisdiction and/or organization to another, and may conflict with one another or other legal obligations with which we must comply. Any failure or perceived failure by us or our employees, representatives, contractors, consultants, collaborators, or other third parties to comply with such requirements or adequately address privacy and security concerns, even if unfounded, could result in additional cost and liability to us, damage our reputation, and adversely affect our business and results of operations.

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

We expect to rely on CROs, clinical trial sites, and other vendors to ensure our preclinical studies and clinical trials are conducted properly and on time. We may also engage third parties such as clinical data management organizations, medical institutions and clinical investigators to conduct or assist in our clinical trials or other preclinical and clinical research and development work. While we will have agreements governing their activities, we will have limited influence over their actual performance. We will control only certain aspects of our third-party service providers’ activities. Nevertheless, we will be responsible for ensuring that each of our preclinical studies and clinical trials is conducted in accordance with the applicable protocol, legal, quality, regulatory and scientific standards. Our reliance on these third parties does not relieve us of our regulatory responsibilities. For example, we are conducting the Phase 3 Lumeos clinical trial of botaretigene sparoparvovec for the treatment of patients with XLRP caused by mutations in the RPGR gene at multiple clinical trial sites in North America and Europe. If any locations terminate the clinical trial, we may be required to find another party to conduct any new trials. We may be unable to find a new party to conduct new trials of our product candidates or obtain clinical supply of our product candidates or AAV vectors for such trials. If we elect to internalize some or all activities related to the conduct of our preclinical studies or clinical trials that are currently performed by our third-party service providers, or if we are required to do so due to a service provider’s termination of our relationship, then we may be required to source additional technology and personnel in order to perform the relevant activities. We may be unsuccessful in our efforts to internalize some or all relevant activities, either on the desired timeline or at all.

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

As of March 31, 2022, we had 315 employees. We expect to continue to significantly expand our organization, including hiring and training significant numbers of employees and managerial personnel to staff our expanding manufacturing and supply chain operations in our new facilities in Ireland. We may have difficulty identifying, hiring and integrating new personnel. Future growth would impose significant additional responsibilities on our management, including the need to identify, recruit, maintain, motivate and integrate additional employees, consultants and contractors. Also, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If our management is unable to effectively manage our expected growth, our expenses may increase more than expected, our potential ability to generate revenue could be reduced and we may not be able to implement our business strategy. Many of the biotechnology companies that we compete against for qualified personnel and consultants have greater financial and other resources, different risk profiles and a longer history in the industry than we do. If we are unable to continue to attract and retain high-quality personnel and consultants, the rate and success at which we can discover and develop product candidates and operate our business will be limited.

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

EU laws which have been transposed into UK law through secondary legislation continue to be applicable as “retained EU law”. However, new legislation such as the CTR or in relation to orphan medicines will not be applicable. In addition, as there is no general power to amend the “retained EU law”, the UK government adopted the Medicines and Medical Devices Act 2021 in February 2021 which introduces delegated powers in favor of the Secretary of State or an “appropriate authority” to amend or supplement existing regulations in the area of medicinal products.  This allows new rules to be introduced in the future by way of secondary legislation, which aims to allow flexibility in addressing regulatory gaps and future changes in the fields of human medicines and clinical trials of human medicines. The new UK legislation may diverge from EU law and require that we comply with separate procedures and standards, which may lead to additional costs and increase our overall risk exposure.

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

The full impact of these new arrangements and requirements, both on our existing processes and our ability to adjust our business and operations to operate successfully in the UK and EU, as well as more broadly on UK-EU cross-border trade and the economy, are expected to become clearer in the coming years. In particular, it remains to be seen whether the initial implementation of, and adjustment of UK-EU trading processes for, the TCA could disrupt or otherwise negatively impact our business and operations. These negative impacts could include amongst others a decrease in foreign direct investment in the UK, an increase of our costs, disruption of our supply chains, restrictions on our ability to access capital and depression on economic activity or economic instability, which could in turn lead to a reduction in asset valuations, currency exchange rates and credit ratings.

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

As of March 31, 2022, our executive officers, directors and shareholders who owned more than 5% of our outstanding ordinary shares and their respective affiliates, in the aggregate, hold ordinary shares representing approximately 41.3% of our outstanding ordinary shares.

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

There is an increasing focus from the SEC, stock exchanges, certain investors and other stakeholders concerning corporate responsibility, specifically related to environmental, social and governance factors. The SEC is considering and in some cases has proposed rules regarding new disclosure requirements relating to environmental, social and governance factors, and the SEC  approved in 2021 new Nasdaq listing and disclosure requirements relating to board diversity that are applicable to us. Some investors may use these factors to guide their investment strategies and, in some cases, may choose not to invest in us if they believe our policies and disclosures relating to corporate responsibility are inadequate. Third-party providers of corporate responsibility ratings and reports on companies have varied and in some cases inconsistent standards. In addition, the criteria by which companies’ corporate responsibility practices are assessed are evolving, which could result in greater expectations of us and cause us to undertake costly initiatives to satisfy such new criteria. Alternatively, if we elect not to or are unable to satisfy such new criteria or do not meet the criteria of a specific third-party provider, some investors may conclude that our policies with respect to corporate responsibility are insufficient. We may face reputational damage in the event that our corporate responsibility procedures or standards do not meet the standards set by various constituencies. Furthermore, if our competitors’ corporate responsibility performance is perceived to be greater than ours, potential or current investors may elect to invest with our competitors instead. In addition, in the event that we communicate or disclose certain initiatives and goals regarding environmental, social and governance matters, we could fail, or be perceived to fail, in our achievement of such initiatives or goals, or we could be criticized for the scope of such initiatives or goals or be subject to litigation for such failures. If we fail to satisfy the expectations of investors and other stakeholders or our initiatives are not executed as planned, our reputation and financial results could be adversely affected.

Because we do not anticipate paying any cash dividends on our ordinary shares in the foreseeable future, capital appreciation, if any, would be your sole source of gain.

Under Cayman Islands law, we may only make distributions by way of dividend out of profits, or out of our share premium account (provided that immediately following the date that the dividend is proposed to be paid we are able to pay our debts as they fall due in the ordinary course of business). We have never declared or paid any cash dividends on our ordinary shares. We currently anticipate that we will retain future earnings for the development, operation and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future. As a result, capital appreciation, if any, of our ordinary shares would be your sole source of gain on an investment in our ordinary shares for the foreseeable future. See the “Dividend Policy” section of our Form 10-K for the year ended December 31, 2021 previously filed with the SEC for additional information.

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

MeiraGTx Holdings plc (Registrant)

Date: May 12, 2022	By:	/s/ Alexandria Forbes
Alexandria Forbes
Chief Executive Officer
(principal executive officer and authorized signatory)

Date: May 12, 2022	By:	/s/ Richard Giroux
Richard Giroux
Chief Financial Officer and Chief Operating Officer
(principal financial officer and principal accounting officer)