Form 10-Q
period 2022-06-30
MeiraGTx Holdings plc
filed 2022-08-11
CIK 1735438

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of July 31, 2022, the registrant had 44,710,678 ordinary shares, $0.00003881 par value per share, outstanding.

Forward-Looking Statements

This Quarterly Report on Form 10-Q (the “Form 10-Q”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements contained in this Form 10-Q that do not relate to matters of historical fact should be considered forward-looking statements, including, without limitation, statements regarding expectations regarding meetings with global regulatory authorities and the FDA, product pipeline, anticipated product benefits, goals and strategic priorities, product candidate development and status and expectations relating to clinical trials, growth expectations or targets, pre-clinical and clinical data expectations in respect of collaborations and expectations related to financing arrangements and the intended use of proceeds thereunder,  including, in each case, in light of the COVID-19 pandemic, as well as statements that include the words “expect,” “will,” “intend,” “plan,” “believe,” “project,” “forecast,” “estimate,” “may,” “could,” “should,” “would,” “continue,” “anticipate” and similar statements of a future or forward-looking nature. These forward-looking statements are based on management’s current expectations. These statements are neither promises nor guarantees, but involve known and unknown risks, uncertainties and other important factors that may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including, but not limited to, the important factors discussed under “Item 1A. Risk Factors” in this Form 10-Q. These and other important factors could cause actual results to differ materially from those indicated by the forward-looking statements made in this Form 10-Q. Any such forward-looking statements represent management’s estimates as of the date of this Form 10-Q. While we may elect to update such forward-looking statements at some point in the future, unless required by law, we disclaim any obligation to do so, even if subsequent events cause our views to change. Thus, one should not assume that our silence over time means that actual events are bearing out as expressed or implied in such forward-looking statements. These forward-looking statements should not be relied upon as representing our views as of any date subsequent to the date of this Form 10-Q.

i

Risk Factor Summary

We are providing the following summary of the principal risk factors contained in this Form 10-Q to enhance the readability and accessibility of our risk factor disclosures. We encourage you to carefully review in their entirety the full risk factors set forth in the section of this Form 10-Q captioned “Item 1A. Risk Factors” for additional information regarding the material factors that make an investment in our ordinary shares speculative or risky. These risks and uncertainties include, among others, the following:

●	We have incurred significant losses since inception and anticipate that we will incur continued losses for the foreseeable future, and may never achieve or maintain profitability.
●	We will require additional capital to fund our operations, which may not be available on acceptable terms, if at all.
●	We may not have sufficient cash flows or cash on hand to satisfy our debt obligations or covenants under our financing arrangements, or we may not be able to effectively manage our business in compliance with such covenants.
●	We are heavily dependent on the success of our Most Advanced Product Candidates (as defined in “Item 1A. Risk Factors”), which are still in development, and if none of them receive regulatory approval or are successfully commercialized, our business may be harmed.
●	The outbreak of the novel coronavirus disease, COVID-19, or other pandemic, epidemic or outbreak of an infectious disease may materially and adversely impact our business, including our preclinical studies, clinical trials, manufacturing capabilities and regulatory approvals.
●	It is difficult to predict the time and cost of product candidate development on our novel gene therapy platform. Very few gene therapies have been approved in the United States or in Europe.
●	Because gene therapy is novel and the regulatory landscape that governs any product candidates we may develop is uncertain and may change, we cannot predict the time and cost of obtaining regulatory approval, if we receive it at all, for any product candidates we may develop.
●	Clinical trials are expensive, time-consuming, difficult to design and implement, and involve an uncertain outcome. Further, we may encounter substantial delays in our clinical trials.
●	The affected populations for our product candidates may be smaller than we or third parties currently project, which may affect the addressable markets for our product candidates.
●	We and our contract manufacturers for plasmid are subject to significant regulation with respect to manufacturing our products. Our manufacturing facilities and the third-party manufacturing facilities which we rely on may not continue to meet regulatory requirements and have limited capacity.
●	Enacted and future healthcare legislation may increase the difficulty and cost for us to obtain marketing approval of and commercialize our product candidates and may affect the prices we may set.
●	We are subject to government regulation and other legal obligations relating to privacy and data protection. Compliance with these requirements is complex and costly. Failure to comply could materially harm our business.
●	We face significant competition in an environment of rapid technological change, and there is a possibility that our competitors may achieve regulatory approval before us or develop therapies that are

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except share and per share amounts)

	June 30,	December 31,
	2022	2021

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$72,108	$137,703
Accounts receivable - related party	15,942	22,384
Prepaid expenses	6,682	8,102
Tax incentive receivable	6,350	12,634
Other current assets	3,330	2,420
Total Current Assets	104,412	183,243

Property, plant and equipment, net	91,388	75,860
Intangible assets, net	1,474	1,791
In-process research and development	723	783
Other assets	1,505	1,404
Equity method and other investments	6,656	6,656
Right-of-use assets - operating leases, net	21,538	22,782
Right-of-use assets - finance leases, net	24,765	27,645
TOTAL ASSETS	$252,461	$320,164

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$18,111	$15,348
Accrued expenses	23,572	27,586
Lease obligations, current	3,634	3,374
Deferred revenue - related party, current	21,205	21,820
Other current liabilities	983	—
Total Current Liabilities	67,505	68,128

Deferred revenue - related party	21,337	43,046
Lease obligations	19,063	20,359
Asset retirement obligations	2,099	2,081
Deferred income tax liability	181	196
Other long-term liabilities	304	953
TOTAL LIABILITIES	110,489	134,763
COMMITMENTS (Note 9)
SHAREHOLDERS' EQUITY:
Ordinary Shares, $0.00003881 par value, 1,288,327,750 authorized, 44,710,678 and 44,548,925 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	2	2
Capital in excess of par value	540,958	528,659
Accumulated other comprehensive income (loss)	6,619	(2,671)
Accumulated deficit	(405,607)	(340,589)
Total Shareholders' Equity	141,972	185,401
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$252,461	$320,164

See Notes to Condensed Consolidated Financial Statements

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

(in thousands, except share and per share amounts)

	For the Three-Month Period Ended June 30,		For the Six-Month Period Ended June 30,
	2022	2021	2022	2021
License revenue - related party	$10,759	$5,116	$16,392	$9,711
Operating expenses:
General and administrative	10,518	10,409	21,786	20,327
Research and development	23,999	15,190	47,098	31,900
Total operating expenses	34,517	25,599	68,884	52,227
Loss from operations	(23,758)	(20,483)	(52,492)	(42,516)
Other non-operating income (expense):
Foreign currency (loss) gain	(10,426)	381	(13,073)	(1,234)
Interest income	41	67	57	156
Interest expense	(82)	(51)	(159)	(110)
Fair value adjustment	252	—	649	—
Net loss	(33,973)	(20,086)	(65,018)	(43,704)
Other comprehensive income (loss):
Foreign currency translation gain (loss)	7,357	(407)	9,290	(678)
Total comprehensive loss	$(26,616)	$(20,493)	$(55,728)	$(44,382)
Net loss	$(33,973)	$(20,086)	$(65,018)	$(43,704)
Basic and diluted net loss per ordinary share	$(0.76)	$(0.46)	$(1.46)	$(0.99)
Weighted-average number of ordinary shares outstanding	44,668,240	44,137,773	44,585,239	44,056,535

See Notes to Condensed Consolidated Financial Statements

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

FOR THE PERIOD ENDED JUNE 30, 2022

(unaudited)

(in thousands, except share amounts)

				Accumulated Other		Total
	Ordinary		Capital in Excess	Comprehensive	Accumulated	Shareholders'
	Shares	Amount	of Par Value	(Loss) Income	Deficit	Equity

Balance at December 31, 2021	44,548,925	$2	$528,659	$(2,671)	$(340,589)	$185,401
Share-based compensation activity	161,753	—	4,996	—	—	4,996
Other comprehensive income	—	—	—	1,933	—	1,933
Net loss for the three-month period ended March 31, 2022	—	—	—	—	(31,045)	(31,045)
Balance at March 31, 2022	44,710,678	2	533,655	(738)	(371,634)	161,285
Share-based compensation activity	—	—	7,303	—	—	7,303
Other comprehensive income	—	—	—	7,357	—	7,357
Net loss for the three-month period ended June 30, 2022	—	—	—	—	(33,973)	(33,973)
Balance at June 30, 2022	44,710,678	$2	$540,958	$6,619	$(405,607)	$141,972

See Notes to Condensed Consolidated Financial Statements

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

FOR THE PERIOD ENDED JUNE 30, 2021

(unaudited)

(in thousands, except share amounts)

				Accumulated Other		Total
	Ordinary		Capital in Excess	Comprehensive	Accumulated	Shareholders'
	Shares	Amount	of Par Value	Loss	Deficit	Equity

Balance at December 31, 2020	44,189,150	$2	$504,482	$(4,897)	$(261,028)	$238,559
Share-based compensation activity	17,923	—	4,958	—	—	4,958
Issuance of shares in connection with equity method and other investments	75,000	—	1,165	—	—	1,165
Other comprehensive loss	—	—	—	(271)	—	(271)
Net loss for the three-month period ended March 31, 2021	—	—	—	—	(23,618)	(23,618)
Balance at March 31, 2021	44,282,073	2	510,605	(5,168)	(284,646)	220,793
Share-based compensation activity	27,380	—	5,422	—	—	5,422
Other comprehensive loss	—	—	—	(407)	—	(407)
Net loss for the three-month period ended June 30, 2021	—	—	—	—	(20,086)	(20,086)
Balance at June 30, 2021	44,309,453	$2	$516,027	$(5,575)	$(304,732)	$205,722

See Notes to Condensed Consolidated Financial Statements

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	For the Six-Month Period Ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(65,018)	$(43,704)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	14,881	10,020
Foreign currency loss	13,073	1,234
Depreciation and amortization	4,203	3,774
Net change in right-of-use assets and liabilities	(98)	95
Amortization of interest on asset retirement obligations	84	74
Fair value adjustment	(649)	—
(Increase) decrease in operating assets:
Accounts receivable - related party	5,794	20,666
Prepaid expenses	1,009	620
Tax incentive receivable	5,565	5,667
Other current assets	(1,096)	2,163
Other assets	(109)	(521)
Increase (decrease) in operating liabilities:
Accounts payable	3,706	2,519
Accrued expenses	(1,058)	(5,048)
Other current liabilities	—	(23)
Deferred revenue - related party	(16,392)	(9,711)
Net cash used in operating activities	(36,105)	(12,175)

Cash flows from investing activities:
Purchase of property, plant and equipment	(26,460)	(10,077)
Payment for right-of-use asset	—	(8,866)
Equity method and other investments	—	(5,500)
Net cash used in investing activities	(26,460)	(24,443)

Cash flows from financing activities:
Exercise of share options	192	360
Payments of withholdings on shares withheld for income taxes	(2,774)	—
Payments on lease obligations - financing leases	—	(1)
Net cash (used in) provided by financing activities	(2,582)	359

Net decrease in cash and cash equivalents	(65,147)	(36,259)
Effect of exchange rate changes on cash	(448)	(706)
Cash and cash equivalents at beginning of the period	137,703	209,520
Cash and cash equivalents at end of the period	$72,108	$172,555

Supplemental disclosure of non-cash transactions:
Issuance of shares in connection with equity method and other investments	$—	$1,165
Fixed asset acquisition included in accounts payable and accrued expenses at end of the period	$7,484	$3,184
Right-of-use assets obtained in exchange for lease liabilities	$1,793	$4,123
Asset retirement obligations incurred in connection with leases	$9	$—
Supplemental disclosure of cash flow information:
Cash paid for interest	$75	$35

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

Interim Financial Statements

The accompanying condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, the condensed consolidated financial statements include all adjustments (consisting of normal recurring accruals) necessary in order to make the condensed consolidated financial statements not misleading. Operating results for the six-month period ended June 30, 2022 are not necessarily indicative of the final results that may be expected for the year ending December 31, 2022. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (the “Form 10-K”).

Liquidity

The Company has not yet achieved profitable operations. There is no assurance that profitable operations, if ever achieved, could be sustained on a continuing basis. In addition, development activities, clinical and preclinical testing, and commercialization of the Company’s product candidates will require significant additional financing. The Company’s accumulated deficit at June 30, 2022 totaled $405.6 million, and management expects to incur substantial losses in future periods. The success of the Company is subject to certain risks and uncertainties, including, among others: uncertainty of product development; competition in the Company’s field of use; uncertainty of capital availability; uncertainty in the Company’s ability to enter into agreements with collaborative partners; expanding and protecting the Company’s intellectual property portfolio, dependence on third parties, dependence on key personnel and the COVID-19 pandemic and mitigation measures. For the six-months ended June 30, 2022, the Company used $36.1 million in cash flows from operations and there are no assurances that the Company will generate positive cash flows in the future. Additionally, there are no assurances that the Company will be successful in obtaining an adequate level of financing for the development and commercialization of its product candidates.

As of June 30, 2022, the Company had cash and cash equivalents in the amount of $72.1 million, which consisted of depository accounts and money market accounts. On January 30, 2019, the Company entered into a collaboration, option and license agreement with Janssen Pharmaceuticals, Inc. (“Janssen”), one of the Janssen Pharmaceuticals Companies of Johnson & Johnson (the “Collaboration Agreement”), for the research, development and commercialization of gene therapies for the treatment of inherited retinal diseases (“IRD”). Under the terms of the Collaboration Agreement, the Company received an upfront payment of $100.0 million in March 2019 and a milestone payment of $30.0 million in December 2021. The Company also receives funding for certain research, manufacturing, clinical development and commercialization costs, potential additional milestone payments upon the achievement of such milestones and royalties on future net sales of products. The Company estimates that its cash and cash equivalents on-hand and accounts receivable – related party at June 30, 2022, together with the proceeds from the Initial Loan (as defined and further described in Note 10), will be sufficient to cover its expenses for at least the next twelve months from the date of issuance of these condensed consolidated financial statements.

Risks and Uncertainties

The Company operates in an industry that is subject to intense competition, government regulation and rapid technological change. The Company’s operations are subject to significant risk and uncertainties including financial, operational, technological, regulatory and other risks, including the potential risk of business failure.

There are also many uncertainties regarding the pandemic caused by the novel coronavirus, or COVID-19, and the Company continues to closely monitor the impact of the pandemic on all aspects of its business, including how the pandemic will impact its financial condition, liquidity, operations, clinical studies, employees, vendors, and industry. While the pandemic did not materially affect the Company's financial results and business operations during the six-month period ended June 30, 2022, the Company is unable to predict the impact that COVID-19 will have on its financial position and operating results in future periods due to numerous uncertainties. The Company will continue to assess the evolving impact of the COVID-19 pandemic and will make adjustments to its operations as necessary.

The Company’s capital resources and operations to date have been funded primarily with the proceeds from the Collaboration Agreement and private and public equity offerings, as well as the proceeds from the financing described in Note 10. In the future, the Company may seek to raise additional capital through equity offerings, debt financings, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements or other sources to enable it to complete the development and potential commercialization of its product candidates. The COVID-19 outbreak and mitigation measures also have had, and may continue to have, an adverse impact on global economic conditions, which could have an adverse effect on the Company’s ability to raise capital when needed.

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

The table below represents the values of the Company's financial assets and liabilities that are required to be measured at fair value on a recurring basis (in thousands):

	Fair Value Measurement Using:
		Significant	Significant Other	Significant
	June 30,	Observable Inputs	Observable Inputs	Unobservable
Description	2022	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$43,739	$43,739	$—	$—
Other long-term liabilities	$304	$304	$—	$—

	Fair Value Measurement Using:
		Significant	Significant Other	Significant
	December 31,	Observable Inputs	Observable Inputs	Unobservable
Description	2021	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$66,585	$66,585	$—	0	—
Other long-term liabilities	$953	$953

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

The change in asset retirement obligations is as follows (in thousands):

	For the Six-Month Period Ended June 30,
	2022	2021
Balance at beginning of period	$2,081	$1,814
Additional asset retirement obligations during the period	9	—
Amortization of interest	84	74
Effects of exchange rate	(75)	9
Balance at end of period	$2,099	$1,897

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

The following securities are considered to be ordinary share equivalents, but were not included in the computation of diluted net loss per ordinary share because to do so would have been anti-dilutive:

	June 30,	June 30,
	2022	2021
Share options	7,034,233	6,237,926
Restricted share units	2,182,500	1,175,000
Restricted ordinary shares subject to forfeiture	28,097	145,000
	9,244,830	7,557,926

Segment Information

Management has concluded it has a single reporting segment for purposes of reporting financial condition and results of operations.

The Company’s license revenue, research funding and deferred revenue from its Collaboration Agreement are generated in the United Kingdom.

The following table summarizes non-current assets by geographical area (in thousands):

	June 30,	December 31,
	2022	2021
United States	$22,594	$23,636
United Kingdom	39,716	43,349
European Union	85,739	69,936
	$148,049	$136,921

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

		June 30, 2022
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

4.       Accrued Expenses

Accrued expenses for the periods presented are comprised of the following (in thousands):

	June 30,	December 31,
	2022	2021
Clinical trial costs	$16,523	$12,524
Manufacturing costs	2,032	2,889
Fixed assets	1,421	2,077
Compensation and benefits	1,050	6,029
Consulting	735	858
Research and development	726	1,735
Professional fees	721	1,018
Other	364	456
	$23,572	$27,586

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

Options

A summary of the Company’s share option activity related to employees, non-employee members of the board of directors and non-employee consultants as of December 31, 2021 and for the six-month period ended June 30, 2022 is as follows (in thousands, except share and per share amounts):

			Weighted-
		Weighted-	Average
		Average	Remaining
	Number of	Exercise	Contractual
	Options	Price	Life (years)
Outstanding at December 31, 2021	5,924,690	$13.16	7.40	years
Granted	1,419,400	$19.10
Exercised	(18,065)	$10.61
Forfeited	(291,792)	$16.82
Outstanding at June 30, 2022	7,034,233	$14.27	7.49	years
Options exercisable at June 30, 2022	4,181,119	$11.92	6.52	years
Aggregate intrinsic value of options outstanding as of June 30, 2022	$2,802
Aggregate intrinsic value of options exercisable as of June 30, 2022	$2,770

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

The total share-based compensation expense recorded in connection with the options was $4.3 million and $3.9 million, of which $1.5 million and $1.6 million was recorded as general and administrative expense and $2.8 million and $2.3 million was recorded as research and development expense during the three-month periods ended June 30, 2022 and 2021, respectively.

The total share-based compensation expense recorded in connection with the options was $8.6 million and $7.6 million, of which $3.1 million and $3.2 million was recorded as general and administrative expense and $5.5 million and $4.4 million was recorded as research and development expense during the six-month periods ended June 30, 2022 and 2021, respectively.

The total fair value of options vested during the three-month periods ended June 30, 2022 and 2021 was $4.2 million and $4.3 million, respectively.

The total fair value of options vested during the six-month periods ended June 30, 2022 and 2021 was $11.0 million and $9.7 million, respectively.

The weighted-average grant date fair value of options granted during the six-month periods ended June 30, 2022 and 2021 was $13.19 per share and $11.64 per share, respectively.

The grant date fair values of the share options granted were estimated using the Black-Scholes option valuation model with the following ranges of assumptions:

	2022	2021
Risk-free interest rate	1.60 - 3.37%	0.62 - 1.12%
Expected volatility	80%	90%
Expected dividend yield	0%	0%
Expected life (in years)	5.0 - 6.1	5.5 - 6.1

As of June 30, 2022, the total compensation expense relating to unvested options granted that had not yet been recognized was $37.7 million, which is expected to be realized over a period of 4.0 years. The Company will issue shares upon exercise of options from ordinary shares reserved under the Plans.

Restricted Share Units

A summary of the Company’s RSU activity related to employees, non-employee members of the board of directors and non-employee consultants as of December 31, 2021 and for the six-month period ended June 30, 2022 is as follows:

		Weighted-
	Number of	Average
	Restricted	Grant Date
	Share Units	Fair Value
Outstanding at December 31, 2021	1,415,000	$17.16
Granted	1,180,000	$20.12
Vested	(397,500)	$18.40
Forfeited	(15,000)	$8.25
Outstanding at June 30, 2022	2,182,500	$18.59

RSUs granted generally vest 50% on the second anniversary of the date of grant and 25% on the third and fourth anniversaries of the date of grant. Annual RSUs granted to directors generally vest in a single installment on the earliest to occur of the first anniversary of the grant date or the day immediately prior to the date of the next annual meeting of the Company’s shareholders occurring after the date of grant. The RSUs granted to the directors in June

2021 will be paid on or within 30 days after the date a director ceases to serve on the board. For RSUs granted in June 2022 and future years, the directors will be able to elect whether to defer the payment of their annual RSU awards under the Deferred Compensation Plan for Non-Employee Directors. The related share-based compensation expense, which is recognized ratably over the requisite service period, is included in general and administrative and research and development expenses, as applicable, in the condensed consolidated statements of operations and comprehensive loss.

Total share-based compensation expense recorded in connection with the RSUs was $3.0 million and $1.3 million, of which $2.1 million and $1.1 million was recorded as general and administrative expense and $0.9 million and $0.2 million was recorded as research and development expense during the three-month periods ended June 30, 2022 and 2021, respectively.

Total share-based compensation expense recorded in connection with the RSUs was $6.3 million and $2.4 million, of which $4.5 million and $2.0 million was recorded as general and administrative expense and $1.8 million and $0.4 million was recorded as research and development expense during the six-month periods ended June 30, 2022 and 2021, respectively.

As of June 30, 2022, the total compensation expense relating to unvested RSUs granted that had not yet been recognized was $33.0 million, which is expected to be realized over a period of 3.5 years.

To satisfy employee minimum statutory tax withholding requirements for restricted share units that vest, the Company withholds a portion of the vesting ordinary shares. During the six months ended June 30, 2022, the Company withheld 128,812 ordinary shares with a total value of approximately $2.8 million. No shares were withheld during the six months ended June 30, 2021. These amounts are presented as a cash outflow from financing activities in the accompanying consolidated statement of cash flows.

During the six-month period ended June 30, 2022 and 2021, the Company recognized total share-based compensation expense in the accompanying condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three-Month Period Ended June 30,
	2022	2021
Research and development	$3,666	$2,559
General and administrative	3,637	2,644
Total share-based compensation	$7,303	$5,203

	Six-Month Period Ended June 30,
	2022	2021
Research and development	$7,298	$4,837
General and administrative	7,583	5,183
Total share-based compensation	$14,881	$10,020

The Company does not expect to realize any tax benefits from its share option activity or the recognition of share-based compensation expense because the Company currently has net operating losses and has a full valuation allowance against its deferred tax assets. Accordingly, no amounts related to excess tax benefits have been reported in cash flows from operations or cash flows from financing activities for the six-month periods ended June 30, 2022 and 2021.

6.       Income Taxes

The Company did not record a provision for income taxes for the three-month and six-month periods ended June 30, 2022 and 2021, as the Company has generated losses for all periods.

The Company periodically evaluates the realizability of its deferred tax assets based on all available evidence, both positive and negative. The realization of deferred tax assets is dependent on the Company’s ability to generate sufficient future taxable income during periods prior to the expiration of tax attributes to fully utilize these assets. The Company weighed both positive and negative evidence and determined that there is a continued need for a full valuation allowance on its deferred tax assets (after consideration of the reversal of the deferred tax liabilities for the ROU assets and fixed assets) in the United States, United Kingdom, Ireland and Netherlands as of June 30, 2022. Should the Company determine that it would be able to realize its remaining deferred tax assets in the foreseeable future, an adjustment to its remaining deferred tax assets would cause a material increase to income in the period such determination is made.

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

During the three-month periods ended June 30, 2022 and 2021, the Company recognized $10.8 million and $5.1 million, respectively, of the deferred revenue – related party as license revenue.

During the six-month periods ended June 30, 2022 and 2021, the Company recognized $16.4 million and $9.7 million, respectively, of the deferred revenue – related party as license revenue.

The Company also recognized $16.2 million and $18.1 million during the three-month periods ended June 30, 2022 and 2021, respectively, related to the reimbursement of research and development expenses, which were recorded as an offset to research and development expenses.

The Company also recognized $29.3 million and $30.2 million during the six-month periods ended June 30, 2022 and 2021, respectively, related to the reimbursement of research and development expenses, which were recorded as an offset to research and development expenses.

As of June 30, 2022, the Company expects to recognize the remaining $42.5 million in deferred revenue associated with the non-refundable upfront fee and milestone payment over the estimated research and development period using the cost-to-cost input method over an estimated period of approximately 3.25 years.

A summary of the deferred revenue recognition is as follows (in thousands):

Deferred revenue at December 31, 2020	$72,842
Milestone payment from Janssen	30,000
Deferred revenue recognized as license revenue during the year ended December 31, 2021	(37,701)
Effects of exchange rate	(275)
Deferred revenue at December 31, 2021	64,866
Deferred revenue recognized as license revenue during the six-month period ended June 30, 2022	(16,392)
Effects of exchange rate	(5,932)
Deferred revenue at June 30, 2022	$42,542

Leases

ARE Vivarium Lease

Effective May 1, 2019, the Company entered into an operating lease for vivarium space with ARE-East River Science Park, LLC (“ARE”), which was subsequently amended to add additional space within the vivarium. The initial lease had a term of twelve months which automatically renews on an annual basis.

The rent expense under this operating lease was $0.04 million and $0.02 million for the three-month periods ended June 30, 2022 and 2021, respectively, which are included in loss from operations.

The rent expense under this operating lease was $0.08 million and $0.03 million for the six-month periods ended June 30, 2022 and 2021, respectively.

The Company made cash payments to ARE in connection with this operating lease in the amount of $0.04 million and $0.01 million during the three-month periods ended June 30, 2022 and 2021, respectively.

The Company made cash payments to ARE in connection with this operating lease in the amount of $0.06 million and $0.04 million during the six-month period ended June 30, 2022 and 2021, respectively.

There were no amounts due to ARE under this operating lease at June 30, 2022 and December 31, 2021.

Kadmon Lease

The Company leased office space on a month-to-month basis from Kadmon Corporation, LLC (“Kadmon”).

During the three-month periods ended June 30, 2022 and 2021, the Company incurred and paid rent charges from Kadmon in the amount of $0 and $0.2 million, respectively, which are included in loss from operations.

During the six-month periods ended June 30, 2022 and 2021, the Company incurred and paid rent charges from Kadmon in the amount of $0 and $0.3 million, respectively, which are included in loss from operations.

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

Total rent expense under these leases was $1.3 million and $1.3 million for the three-month periods ended June 30, 2022 and 2021, respectively.

Total rent expense under these leases was $2.6 million and $2.4 million for the six-month periods ended June 30, 2022 and 2021, respectively.

As of June 30, 2022, the Company has short term lease commitments amounting to approximately $0.01 million on a monthly basis for one lease for vivarium space that is on a one-year lease.

During the six-month period ended June 30, 2022, the Company recognized three operating leases for locations in connection with its clinical trials for its IRD product candidates and office and warehouse space, with initial lease terms between 3 years and 9 years. Certain lease agreements contain provisions for tenant allowances and future rent increases. Payments due under the lease contracts include fixed payments. In conjunction with these operating leases, the Company recognized initial operating lease right-of-use assets in the amount of $1.8 million and corresponding lease liabilities in the amount of $1.8 million which are included in the right-of-use assets and lease obligations in the condensed consolidated balance sheets as of June 30, 2022.

The components of lease cost for the three-month and six-month periods ended June 30, 2022 and 2021 are as follows (in thousands):

	Three-Month Period Ended June 30,
	2022	2021
Finance lease cost
Amortization of right-of-use assets	$275	$313
Interest on lease liabilities	—	—
Total finance lease cost	275	313
Operating lease cost	1,341	1,285
Short-term lease cost	38	243
Total lease cost	$1,654	$1,841

	Six-Month Period Ended June 30,
	2022	2021
Finance lease cost
Amortization of right-of-use assets	$568	$622
Interest on lease liabilities	1	1
Total finance lease cost	569	623
Operating lease cost	2,675	2,422
Short-term lease cost	76	433
Total lease cost	$3,320	$3,478

Amounts reported in the condensed consolidated balance sheets for leases where the Company is the lessee as of June 30, 2022 and December 31, 2021 were as follows (in thousands):

	June 30,		December 31,
	2022		2021
Operating leases
Right-of-use asset	$21,538		$22,782
Capitalized lease obligations	$22,693		$23,721
Finance leases
Right-of-use asset	$24,765		$27,645
Capitalized lease obligations	$4		$12
Weighted-average remaining lease term
Operating leases	6.1	years	6.5	years
Finance leases	176.2	years	176.7	years
Weighted-average discount rate
Operating leases	8.5%		8.5%
Finance leases	8.0%		8.0%

Other information related to leases for the three-month and six-month periods ended June 30, 2022 and 2021 are as follows (in thousands):

	Three-Month Period Ended June 30,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	$4	$4
Operating cash flows from operating leases	$1,365	$1,258
Financing cash flows from finance leases	$—	$—

Right-of-use assets obtained in exchange for lease liabilities
Operating leases	$—	$3,003
Finance leases	$—	$—

	Six-month periods ended June 30,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	$8	$8
Operating cash flows from operating leases	$2,735	$2,444
Financing cash flows from finance leases	$1	$1

Right-of-use assets obtained in exchange for lease liabilities
Operating leases	$1,793	$4,123
Finance leases	$—	$—

Future minimum lease payments under non-cancellable leases as of June 30, 2022 are as follows (in thousands):

	Operating Leases	Finance Leases
2022	$2,692	$4
2023	5,511	—
2024	5,378	—
2025	5,336	—
2026	5,064	—
Thereafter	4,634	—
Total undiscounted lease payments	$28,615	$4
Less: Imputed interest	(5,922)	—
Total lease liabilities	$22,693	$4

9.     Commitments

There were no new material commitments entered into during the six-month period ended June 30, 2022.

10. Subsequent Event

On August 2, 2022 (the “Closing Date”), the Company, as borrower, and Meira UK II and Meira Ireland, as guarantors (the “Subsidiary Guarantors”), entered into a senior secured financing arrangement (the “Financing Agreement”) by and among the Company, the Subsidiary Guarantors, the lenders and other parties from time to time party thereto and Perceptive Credit Holdings III, LP, as administrative agent and lender (“Perceptive”).

The Financing Agreement provides for an initial $75.0 million term loan (the “Initial Loan”), and the Company may request between the Closing Date and the second anniversary of the Closing Date an additional $25.0 million term loan tranche to be made available at Perceptive’s sole discretion (the “Discretionary Loan”, together with the Initial Loan, the “Loans”). The Loans may be used for working capital and general corporate purposes, including the payment of fees and expenses associated with the Financing Agreement. The Financing Agreement matures on August 2, 2026 and is interest-only during the term.  The Loans outstanding under the Financing Agreement bear interest at a fluctuating rate per annum equal to (a) an applicable margin of 10.00% plus (b) the secured overnight financing rate administered by the Federal Reserve Bank of New York for a one-month tenor, subject to a 1.00% floor.

The Company’s obligations under the Financing Agreement are secured by the Company’s London, UK and Shannon, Ireland manufacturing facilities, $3 million of the Company’s cash and the bank accounts of the Subsidiary Guarantors, and the issued and outstanding equity interests of the Subsidiary Guarantors.

The Financing Agreement imposes various restrictions on the Company and the Subsidiary Guarantors, including restrictions pertaining to: (i) the incurrence of additional indebtedness, (ii) limitations on liens, (iii) limitations on certain investments, (iv) making distributions, dividends and other payments, (v) mergers, consolidations and acquisitions, (vi) dispositions of assets, (vii) the Company’s maintenance of at least $3 million in a U.S. bank account, (viii) transactions with affiliates, (ix) changes to governing documents, (x) changes to certain agreements and leases and (xi) changes in control; however, certain of these restrictions contain exceptions which allow the Company to license, sell and monetize assets in its AAV-hAQP1 program in development to treat radiation induced xerostomia, its AAV-GAD program in development to treat Parkinson’s disease and its gene regulation platform technologies

In connection with the Financing Agreement, the Company granted warrants (the “Warrants”) to Perceptive to purchase up to (i) 400,000 ordinary shares of the Company at an exercise price of $15.00 per share and (ii) 300,000 ordinary shares of the Company at an exercise price of $20.00 per share.  The Warrants will expire on August 2, 2027.

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

We are an exempted company incorporated under the laws of the Cayman Islands in 2018, and prior to that, we commenced operations as MeiraGTx Limited, a private limited company incorporated under the laws of England and Wales in 2015. Our discussion of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). Since our formation, we have devoted substantially all of our resources to developing our technology platform, establishing our viral vector manufacturing facilities and our cGMP plasmid and DNA production facility and developing manufacturing processes, advancing the product candidates in our ophthalmology, salivary gland and neurodegenerative disease programs, building our intellectual property portfolio, organizing and staffing our company, developing our business plan, raising capital, and providing general and administrative support for these operations. To date, we have financed our operations primarily with cash on hand and proceeds from the sales of our Series A ordinary shares, convertible preferred C shares and ordinary shares. Through June 30, 2022, we received gross proceeds of approximately $446.0 million from sales of our ordinary shares, Series A ordinary shares and convertible preferred C shares and $130.0 million from the collaboration, option and license agreement with Janssen Pharmaceuticals, Inc. (“Janssen”), one of the Janssen Pharmaceuticals Companies of Johnson & Johnson (the “Collaboration Agreement”). As of June 30, 2022, we had cash and cash equivalents of $72.1 million, as well as $15.9 million in receivables due from Janssen that we expect to collect in the third quarter of 2022, in connection with the Collaboration Agreement.

We are a clinical stage company and have not generated any product revenues to date. We have six clinical programs and a pipeline of preclinical programs. Since inception, we have incurred significant operating losses. Our net losses for the three-month periods ended June 30, 2022 and 2021 were $34.0 million and $20.1 million, respectively. For the six-month periods ended June 30, 2022 and 2021, our net losses were $65.0 million and $43.7 million, respectively. As of June 30, 2022, we had an accumulated deficit of $405.6 million. We do not expect to generate revenue from sales of any products for several years, if at all. Under the Collaboration Agreement, we received an upfront payment in the amount of $100.0 million in March 2019 and a milestone payment in the amount of $30.0 million in December 2021.  Additionally, pursuant to the Collaboration Agreement, we are eligible to receive research and development funding and additional potential milestone payments and royalties.

Our total operating expenses for the three-month periods ended June 30, 2022 and 2021 were $34.5 million and $25.6 million, respectively. For the six-month periods ended June 30, 2022 and 2021, our total operating expenses were $68.9 million and $52.2 million, respectively. While we expect our operating expenses to increase in connection with our ongoing development activities related to our product candidates, including the ongoing Phase 3 Lumeos clinical trial of botaretigene sparoparvovec, formerly referred to as AAV-RPGR, for the treatment of patients with X-linked retinitis pigmentosa (XLRP) and the initiation of a Phase 3 clinical trial of AAV-RPE65 for the treatment of retinal dystrophy associated with mutations in the RPE65 gene, we believe that certain of these increases will be partially offset by the research funding in connection with the Collaboration Agreement. In addition, we expect to continue incurring increasing costs associated with our clinical activities for AAV-hAQP1 for the treatment of radiation-induced xerostomia and xerostomia associated with Sjogren’s syndrome, as well as for AAV-GAD for the treatment of Parkinson’s disease. We also incurred expenses during the six-month period ended June 30, 2022 and expect to continue to incur expenses related to research activities in additional therapeutic areas to expand our pipeline, developing our potentially transformative gene regulation technology, hiring additional personnel in manufacturing, research, clinical operations, quality and other functional areas, and associated cash and share-based compensation expense, as well as the further development of internal manufacturing capabilities and capacity and other associated costs including the management of our intellectual property portfolio.

On August 2, 2022 (the “Closing Date”), we, as borrower, and our wholly-owned subsidiaries MeiraGTx UK II Limited and MeiraGTx Ireland DAC, as guarantors (the “Subsidiary Guarantors”), entered into a senior secured financing arrangement (the “Financing Agreement”) by and among us, the Subsidiary Guarantors, the lenders and other parties from time to time party thereto and Perceptive Credit Holdings III, LP, as administrative agent and lender (“Perceptive”).

The Financing Agreement provides for an initial $75.0 million term loan (the “Initial Loan”), and we may request between the Closing Date and the second anniversary of the Closing Date an additional $25.0 million term loan tranche to be made available at Perceptive’s sole discretion (the “Discretionary Loan”, together with the Initial Loan, the “Loans”). The Loans may be used for working capital and general corporate purposes, including the payment of fees and expenses associated with the Financing Agreement. The Financing Agreement matures on August 2, 2026 and is interest-only during the term.  The Loans outstanding under the Financing Agreement bear interest at a fluctuating rate per annum equal to (a) an applicable margin of 10.00% plus (b) the secured overnight financing rate administered by the Federal Reserve Bank of New York for a one-month tenor, subject to a 1.00% floor.

Our obligations under the Financing Agreement are secured by our London, UK and Shannon, Ireland manufacturing facilities, $3 million of our cash and the bank accounts of the Subsidiary Guarantors, and the issued and outstanding equity interests of the Subsidiary Guarantors.

The Financing Agreement imposes various restrictions on us and the Subsidiary Guarantors, including restrictions pertaining to: (i) the incurrence of additional indebtedness, (ii) limitations on liens, (iii) limitations on certain investments, (iv) making distributions, dividends and other payments, (v) mergers, consolidations and acquisitions, (vi) dispositions of assets, (vii) our maintenance of at least $3 million in a U.S. bank account, (viii) transactions with affiliates, (ix) changes to governing documents, (x) changes to certain agreements and leases and (xi) changes in control; however, certain of these restrictions contain exceptions which allow us to license, sell and monetize assets in our AAV-hAQP1 program in development to treat radiation-induced xerostomia, our AAV-GAD program in development to treat Parkinson’s disease and our gene regulation platform technologies.

In connection with the Financing Agreement, we granted warrants (the “Warrants”) to Perceptive to purchase up to (i) 400,000 ordinary shares of the Company at an exercise price of $15.00 per share and (ii) 300,000 ordinary shares of the Company at an exercise price of $20.00 per share.  The Warrants will expire on August 2, 2027.

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

Based on our cash and cash equivalents at June 30, 2022 and the research funding and milestone payments we expect to receive under the Collaboration Agreement, together with the proceeds from the Initial Loan, we estimate that such funds will be sufficient to enable us to fund our operating expenses and capital expenditure requirements into the fourth quarter of 2024. We have based these estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. See “Liquidity and Capital Resources.” Because of the numerous risks and uncertainties associated with the development of our product candidates, any future product candidates, our platform and technology and because the extent to which we may enter into collaborations with third parties for development of any of our product candidates is unknown, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidates.

Adequate additional funds may not be available to us on acceptable terms, or at all. To the extent that we raise additional capital through the sale of equity or convertible securities, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a shareholder. Any additional future debt financing or preferred equity or other financing, if available, may involve agreements that include covenants further limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends and may require the issuance of warrants, which could potentially dilute your ownership interests.

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

Recent Development Highlights and Anticipated Milestones

Botaretigene Sparoparvovec for the Treatment of XLRP:

●	In June 2022, we announced positive topline data from the MGT009 Phase 1/2 clinical trial of botaretigene sparoparvovec (formerly referred to as AAV-RPGR) for the treatment of patients with XLRP with disease-causing variants in the RPGR gene.
●	Treatment with botaretigene sparoparvovec was found to be generally safe and well-tolerated, with no dose-limiting events.
●	Significant improvements were demonstrated in multiple endpoints across each of the three domains of vision -- retinal function, visual function, and functional vision -- in patients treated with botaretigene sparoparvovec when compared to the randomized untreated control arm of the study at 6 months post-treatment.
●	Full MGT009 data will be presented at the American Academy of Ophthalmology annual meeting, being held September 30 – October 3, 2022, in Chicago, IL.
●	We are currently enrolling patients in the Phase 3 Lumeos clinical trial of botaretigene sparoparvovec and targeting a BLA filing in 2024.

AAV-CNGB3 and AAV-CNGA3 for the Treatment of Achromatopsia (ACHM):

●	Development partner Janssen plans to initiate a Phase 2b clinical trial for the treatment of ACHM associated with mutations in the CNGB3 gene in 2022 followed by a Phase 2b clinical trial for the treatment of ACHM associated with mutations in the CNGA3 gene in early 2023.
●	Both ACHM clinical trials to be initiated by Janssen will use material manufactured at our cGMP facility in London, United Kingdom.

AAV-hAQP1 for the Treatment of Grade 2/3 Radiation-Induced Xerostomia:

●	We plan to present data from all four cohorts (n=12) in the unilateral dose escalation Phase 1 AQUAx trial as well as data from the bilateral cohorts (n=12) in the fourth quarter of 2022.
●	We plan to initiate a randomized, double-blind, placebo-controlled Phase 2 study by the end of 2022 with material manufactured in our cGMP facility in London, United Kingdom.

AAV-GAD for the Treatment of Parkinson’s Disease:

●	We expect to initiate enrollment in our study of AAV-GAD during the second half of 2022 with material manufactured in our cGMP facility in London, United Kingdom.

Gene Control Platforms:

●	We will present new data from our gene regulation platforms at medical meetings in the second half of 2022.
●	We are advancing several small molecule candidates from our gene regulation platform with the aim of initiating first-in-human safety and tolerability studies this year.
●	Novel regulation platform can be used to precisely control gene expression in cell therapy, gene editing, with any gene and any vector with unprecedented dynamic range using an oral small molecule.

Financing Agreement with Perceptive for Up to $100 Million:

●	In August 2022, we and Perceptive announced a senior secured financing arrangement for up to $100 million secured by our wholly-owned manufacturing facilities in London, United Kingdom and Shannon, Ireland.
●	We received $75 million upon closing and may request an additional $25 million during the first two years of the term under the same terms and collateral, subject to the lender’s approval.

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

Research and Development Expenses

Research and development expenses consist primarily of costs incurred for our research activities, including our discovery efforts, and the development of our product candidates, and include:

●	employee-related expenses, including salaries, benefits and travel of our research and development personnel;
●	expenses incurred in connection with third-party vendors that conduct clinical and preclinical studies and manufacture the drug product for the clinical trials and preclinical activities;
●	acquisition of in-process research and development;
●	costs associated with clinical and preclinical activities including costs related to facilities, supplies, rent, insurance, certain legal fees, share-based compensation, and depreciation; and
●	expenses incurred with the development and operation of our manufacturing facilities.

We expense research and development costs as incurred.

Research and development activities are central to our business model. We expect that our research and development expenses will continue to increase substantially for the foreseeable future as we initiate additional preclinical and clinical trials of our existing product candidates, including the ongoing Phase 3 Lumeos trial of botaretigene sparoparvovec for the treatment of patients with XLRP and the initiation of a Phase 3 clinical trial of AAV-RPE65 for the treatment of retinal dystrophy associated with mutations in the RPE65 gene, and continue to discover and develop additional product candidates. Certain of these increases in research and development costs will be partially offset by the research funding provided in connection with the Collaboration Agreement we entered into in January 2019.  In addition, we expect to continue incurring increasing research and development costs associated with our clinical activities for AAV-hAQP1 for the treatment of radiation-induced xerostomia and xerostomia associated with Sjogren’s syndrome, as well as for AAV-GAD for the treatment of Parkinson’s disease.

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

Results of Operations

Comparison of Three Months Ended June 30, 2022 and 2021

	2022	2021	Change

	(in thousands)
License revenue - related party	$10,759	$5,116	$5,643
Operating expenses:
General and administrative	$10,518	$10,409	$109
Research and development	23,999	15,190	8,809
Total operating expenses	34,517	25,599	8,918
Loss from operations	(23,758)	(20,483)	(3,275)
Other non-operating income (expense)
Foreign currency (loss) gain	(10,426)	381	(10,807)
Interest income	41	67	(26)
Interest expense	(82)	(51)	(31)
Fair value adjustment	252	—	252
Net loss	(33,973)	(20,086)	(13,887)
Other comprehensive income (loss):
Foreign currency translation gain (loss)	7,357	(407)	7,764
Total comprehensive loss	$(26,616)	$(20,493)	$(6,123)

License Revenue

License revenue was $10.8 million for the three months ended June 30, 2022, compared to $5.1 million for the three months ended June 30, 2021. This increase represents increased amortization of the $100.0 million upfront payment as well as amortization of the $30.0 million milestone payment received in connection with the Collaboration Agreement.

General and Administrative Expenses

General and administrative expenses were $10.5 million for the three months ended June 30, 2022, compared to $10.4 million for the three months ended June 30, 2021. The increase of $0.1 million was primarily due to an increase of $1.0 million in share-based compensation, $0.4 million in legal and accounting fees, $0.1 million in depreciation and $0.2 million in other office related costs. These increases were partially offset by decreases of rent and facilities costs of $0.9 million due to additional allocations to research and development, $0.4 million in insurance costs and $0.3 million in payroll and payroll-related costs.

Research and Development Expenses

Research and development expenses for the three months ended June 30, 2022 were $24.0 million, compared to $15.2 million for the three months ended June 30, 2021. The increase of $8.8 million was primarily due to an increase of $2.2 million in payroll and payroll-related costs, $1.9 million in costs related to the manufacture of material for our clinical trials, $1.1 million in share-based compensation, $1.0 million in rent and facilities costs, $0.4 million in costs related to our pre-clinical research and clinical trials, $0.2 million in other research and development costs and a decrease of $2.3 million in research funding provided under our Collaboration Agreement with Janssen. These increases were partially offset by a decrease of $0.2 million in license fees and $0.1 million in depreciation.

Foreign Currency (Loss) Gain

Foreign currency loss was $10.4 million for the three months ended June 30, 2022 compared to a gain of $0.4 million for the three months ended June 30, 2021. The change in the amount of $10.8 million was primarily due to  an unrealized loss on the quarterly valuation of our intercompany payables and receivables due to the strengthening of the U.S. dollar against the pound sterling and euro during the three months ended June 30, 2022.

Fair Value Adjustments

Fair value adjustment was $0.3 million for the three months ended June 30, 2022. There was no fair value adjustment for the three months ended June 30, 2021. The adjustment relates to 40,138 ordinary shares that are to be issued 18 months following our acquisition of Bullseye Therapeutics, Inc. on October 4, 2021, provided that we do not submit certain indemnification claims under the merger agreement. The 40,138 ordinary shares were valued as a liability at a fair value of $1.0 million on December 31, 2021. The liability was revalued to $0.3 million based upon the closing price of the Company’s ordinary shares of $7.57 per share on June 30, 2022.

Other Comprehensive Income (Loss) – Foreign Currency Translation Gain (Loss)

Foreign currency translation adjustments resulted in a translation gain of $7.4 million for the three months ended June 30, 2022 compared to a translation loss of $0.4 million for the three months ended June 30, 2021. The change in the amount of $7.8 million was primarily due to a strengthening of the U.S. dollar against the pound sterling and euro during the three months ended June 30, 2022.

Comparison of Six Months Ended June 30, 2022 and 2021

	2022	2021	Change

	(in thousands)
License revenue - related party	$16,392	$9,711	$6,681
Operating expenses:
General and administrative	21,786	20,327	1,459
Research and development	47,098	31,900	15,198
Total operating expenses	68,884	52,227	16,657
Loss from operations	(52,492)	(42,516)	(9,976)
Other non-operating income (expense)
Foreign currency loss	(13,073)	(1,234)	(11,839)
Interest income	57	156	(99)
Interest expense	(159)	(110)	(49)
Fair value adjustment	649	—	649
Net loss	(65,018)	(43,704)	(21,314)
Other comprehensive income (loss):
Foreign currency translation gain (loss)	9,290	(678)	9,968
Total comprehensive loss	$(55,728)	$(44,382)	$(11,346)

License Revenue

License revenue was $16.3 million for the six months ended June 30, 2022, compared to $9.7 million for the six months ended June 30, 2021.  This increase represents increased amortization of the $100.0 million upfront payment received as well as amortization of the $30.0 million milestone payment received in connection with the Collaboration Agreement.

General and Administrative Expenses

General and administrative expenses were $21.8 million for the six months ended June 30, 2022, compared to $20.3 million for the six months ended June 30, 2021. The increase of $1.5 million was primarily due to increases of $2.4 million in share-based compensation, $0.4 million in payroll and payroll-related costs, $0.4 million in consulting fees, $0.2 million in legal and accounting fees, $0.2 million in depreciation and $0.1 million in other office related costs. These increases were partially offset by decreases of $1.5 million in rent and facilities costs due to additional allocations to research and development and $0.7 million in insurance costs.

Research and Development Expenses

Research and development expenses for the six months ended June 30, 2022 were $47.1 million, compared to $31.9 million for the six months ended June 30, 2021. The increase of $15.2 million was primarily due to an increase of $5.2 million of costs related to the manufacture of material for our clinical trials, $3.8 million in payroll and payroll-related costs, $2.5 million in share-based compensation, $2.3 million in rent and facilities costs, $1.9 million in costs related to our pre-clinical research and clinical trials, $0.3 million in depreciation, $0.3 million in other research and development costs and a decrease of $0.7 million in research funding provided under our Collaboration Agreement with Janssen. These increases were partially offset by decreases of $1.8 million in license fees.

Foreign Currency Loss

Foreign currency loss was $13.1 million for the six months ended June 30, 2022 compared to a loss of $1.2 million for the six months ended June 30, 2021. The increase in the loss of $11.9 million was primarily due to an unrealized loss on the quarterly valuation of our intercompany payables and receivables due to the strengthening of the U.S. dollar against the pound sterling and euro during the six months ended June 30, 2022.

Other Comprehensive (Loss) Income – Foreign Currency Translation (Loss) Gain

Foreign currency translation adjustments resulted in a translation gain of $9.3 million for the six months ended June 30, 2022 compared to a translation loss of $0.7 million for the six months ended June 30, 2021. The change in the amount of $10.0 million was due to a strengthening of the U.S. dollar against the pound sterling and euro during the six months ended June 30, 2021.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses. For the six months ended June 30, 2022, we used $36.1 million in cash flows from operations. We did not generate positive cash flows from operations during the period and there are no assurances that we will generate positive cash flows in the future. Additionally, there are no assurances that we will be successful in obtaining an adequate level of financing for the development and commercialization of our product candidates. We expect to incur significant expenses and operating losses for the foreseeable future as we advance the preclinical and clinical development of our product candidates. We expect that our research and development and general and administrative costs will increase in connection with conducting preclinical studies and clinical trials for our product candidates, building out internal capacity to have products manufactured to support preclinical studies and clinical trials, expanding our intellectual property portfolio, and providing general and administrative support for our operations. In addition, on August 4, 2020 we entered into agreements to acquire our second cGMP viral vector manufacturing facility and our first cGMP plasmid and DNA production facility in Shannon, Ireland to expand our manufacturing and supply chain capabilities. We closed on the acquisition of the first building in August 2020 and on the second building in January 2021. As a result of these incurred and expected costs, we will need additional capital to fund our operations, which we may obtain from additional equity or debt financings, collaborations, licensing arrangements, or other sources.

We do not currently have any approved products and have never generated any revenue from product sales. We have historically financed our operations primarily through cash on hand and proceeds from the sale of our ordinary shares, series A ordinary shares and convertible preferred C shares. In March 2019 and December 2021, we received a $100.0 million upfront payment and a $30.0 million milestone payment, respectively, in connection with the Collaboration Agreement, which also provides us with research funding, and we are eligible to receive potential milestone payments and royalties. In August 2022, we received $75.0 million in connection with the Initial Loan under the Financing Agreement.

Based on our current cash and cash equivalents at June 30, 2022 and the research funding we expect to receive under the Collaboration Agreement, together with the proceeds from the Initial Loan, we estimate that we will be able to fund our operating expenses and capital expenditure requirements into the fourth quarter of 2024. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect.

Cash Flows

As of June 30, 2022, we had $72.1 million of cash and cash equivalents.

The following table summarizes our sources and uses of cash for the period presented:

	For the Six Months Ended June 30,
	2022	2021

	(in thousands)
Net cash used in operating activities	$(36,105)	$(12,175)
Net cash used in investing activities	(26,460)	(24,443)
Net cash (used in) provided by financing activities	(2,582)	359
Decrease in cash	$(65,147)	$(36,259)

Operating Activities

During the six months ended June 30, 2022, our cash used in operating activities of $36.1 million was primarily due to a net loss of $65.0 million as we incurred expenses associated with research activities on our clinical programs, manufacturing of our clinical trial materials, preclinical research programs and general and administrative expenses. The net loss included non-cash charges of $31.5 million, which consisted primarily of $14.9 million of share-based compensation, $13.1 million of a foreign currency loss, $4.2 million of depreciation and amortization and $0.6 million of a fair value adjustment. Additionally, operating assets, consisting of accounts receivable-related party, prepaid expenses, tax incentive receivable, other current assets and other assets, decreased by $11.2 million and operating liabilities, consisting of accounts payable, accrued expenses, other current liabilities, other liabilities and deferred revenue – related party, decreased by $13.7 million.

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

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2022 of $26.5 million consisted of purchases of property and equipment for our manufacturing, laboratory and process development facilities and buildout costs of our new facilities.

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

Financing Activities

Net cash used in financing activities was $2.6 million for the six months ended June 30, 2022, which consisted primarily of $2.8 million to cover tax withholding obligations upon the vesting of restricted share unit awards, which was offset by $0.2 million in proceeds from the exercise of share options.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The following section updates “Item 7A. Quantitative and Qualitative Disclosures of Market Risk” in the Annual Report on Form 10 K for the fiscal year ended December 31, 2021 and should be read in conjunction with that report as well as our condensed consolidated financial statements included in “Part 1, Item 1. Financial Statements” of this Quarterly Report on Form 10-Q.

We currently operate in the United States, the United Kingdom, the Netherlands, Ireland and Belgium. Our activities in these countries expose us to currency exchange rate fluctuations, primarily between the U.S. Dollar and the British pound sterling and euro. When the U.S. Dollar strengthens against these currencies, the U.S. Dollar value of non-U.S. Dollar based losses increases. To the extent that our international activities recorded in local currencies increase in the future, our exposure to fluctuations in currency exchange rates will correspondingly increase. As of June 30, 2022, we did not hold any foreign currency forward contracts. With respect to our foreign currency exposures as of June 30, 2022, we estimate a 10% unfavorable movement in foreign currency exchange rates would have the effect of creating an additional foreign currency loss of approximately $18.5 million within other non-operating income (expense) for the six months ended June 30, 2022.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer), evaluated, as of the end of the period covered by this Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15I and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) concluded that our disclosure controls and procedures were effective at the reasonable assurance level at the end of the period covered by this Form 10-Q.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are not subject to any material legal proceedings.

Item 1A.Risk Factors.

Investing in our ordinary shares involves a high degree of risk. You should consider carefully the risks described below, together with the other information included or incorporated by reference in this Form 10-Q. If any of the following risks occur, our business, financial condition, results of operations and future growth prospects could be materially and adversely affected. In these circumstances, the market price of our ordinary shares could decline. Other events that we do not currently anticipate or that we currently deem immaterial may also affect our business, prospects, financial condition and results of operations, particularly in light of the continually evolving nature of the COVID-19 pandemic, containment measures, vaccine distribution, vaccination rates, new variants and the related impacts to economic and operating conditions.

Risks Related to Our Financial Position and Need for Additional Capital

We have incurred significant losses since inception and anticipate that we will incur continued losses for the foreseeable future, and may never achieve or maintain profitability.

We are a clinical stage company with limited operating history. We were formed and began operations in 2015. We have never been profitable and do not expect to be profitable in the foreseeable future. We have incurred net losses since inception, including net losses of approximately $65.0 million and $43.7 million for the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022, we had an accumulated deficit of approximately $405.6 million. Since our inception, we have devoted substantially all of our resources to developing our technology platform, establishing our viral vector manufacturing facilities and plasmid and DNA production facility, developing manufacturing processes, advancing the product candidates in our ophthalmology, salivary gland and neurodegenerative disease programs, research and development activities, building our intellectual property portfolio, organizing and staffing our company, developing our business plans, raising capital, securing debt financing and providing general and administrative support for these operations. We have not yet demonstrated an ability to successfully complete large-scale, pivotal clinical trials, obtain marketing approval, manufacture product at a commercial scale, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Given the length of time typically needed to develop a new drug from the time it enters Phase 1 clinical trials to when it is approved for treating patients, predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing genetic medicine products.

We expect to continue to incur significant expenses and additional operating losses for the foreseeable future as we seek to advance product candidates through preclinical and clinical development, expand our research, development and manufacturing activities, develop new product candidates, build and expand our intellectual product portfolio, complete clinical trials, seek regulatory approval and, if we receive regulatory approval, commercialize our products. Furthermore, the costs of advancing product candidates into each succeeding clinical phase tend to increase substantially over time, including the ongoing Phase 3 Lumeos clinical trial of botaretigene sparoparvovec for the treatment of patients with XLRP and the initiation of a Phase 3 clinical trial of AAV-RPE65 for the treatment of retinal dystrophy associated with mutations in the RPE65 gene, although we believe that certain of these increases will be partially offset by the research funding in connection with the Collaboration Agreement. In addition, we expect to continue incurring increasing research and development costs associated with our clinical activities for AAV-hAQP1 for the treatment of radiation-induced xerostomia and xerostomia associated with Sjogren’s syndrome, as well as for AAV-GAD for the treatment of Parkinson’s disease.  The total costs to advance any of our product candidates to marketing approval in even a single jurisdiction would be substantial. Because of the numerous risks and uncertainties associated with gene therapy product development, we are unable to accurately predict the timing or amount of increased expenses or whether we will be able to begin generating revenue from the commercialization of products or achieve or maintain profitability. Our expenses have and will continue to increase substantially as a public company and as we continue to add clinical, scientific, operational, financial, manufacturing, compliance and management information systems and personnel, including personnel to support our product development, manufacturing and planned future commercialization efforts.

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

We expect to spend substantial amounts to complete the development of, seek regulatory approvals for and commercialize our product candidates, as well as continue to expand our manufacturing and supply chain capabilities. This will require additional capital, which we may raise through equity offerings, debt financings, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements or other sources. Our ability to raise additional capital when needed has been and may in the future be adversely affected by external factors beyond our control, including changes in the political climate, geopolitical actions, changes in market interest rates, potential reforms and changes to government regulations, the effect of healthcare reform legislation, including those that may limit pricing of pharmaceutical products and drugs, market prices and conditions, prospects for favorable or unfavorable clinical trial results, new product initiatives, the manufacturing and distribution of new products, product safety and efficacy issues, new collaborations, strategic alliances and licensing arrangements, and the COVID-19 outbreak and mitigation measures. Furthermore, we expect to continue to incur costs associated with operating as a public company. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative effect on our financial condition and our ability to pursue our business strategy. In addition, attempting to secure additional financing has diverted and may in the future divert the time and attention of our management from day-to-day activities and harm our product candidate development efforts. If we are unable to raise capital when needed or on acceptable terms, we would be forced to delay, reduce or eliminate certain of our research and development programs.

Our operations have consumed significant amounts of cash since inception. As of June 30, 2022, our cash and cash equivalents were $72.1 million. In addition, we expect to receive $15.9 million in receivables which we expect to collect in the third quarter of 2022 from Janssen in connection with the Collaboration Agreement. Based on our cash and cash equivalents at June 30, 2022 and the research funding and milestone payments we expect to receive under the Collaboration Agreement, together with the proceeds from the Initial Loan, we estimate that such funds will be sufficient to enable us to fund our operating expenses and capital expenditure requirements into the fourth quarter of 2024. This estimate is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances could cause us to spend more than expected or consume capital significantly faster than we currently anticipate, such as inflation or other factors that may significantly increase our business costs. Because the length of time and activities associated with successful development of our product candidates is uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:

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

Raising additional capital through the sale of equity or convertible debt securities will dilute your ownership interest, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a shareholder. For example, in connection with the Financing Agreement, we issued warrants to Perceptive to purchase 400,000 ordinary shares at an exercise price of $15.00 per share and 300,000 ordinary shares at an exercise price of $20.00 per share.  Additional debt financing or preferred equity financing, if available, may involve agreements that include covenants further limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may be required to relinquish valuable rights to our technologies, future revenue streams or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

We may not have sufficient cash flows or cash on hand to satisfy our debt obligations or covenants under our financing arrangements, or we may not be able to effectively manage our business in compliance with such covenants.

On August 2, 2022, we and the Subsidiary Guarantors entered into the Financing Agreement with Perceptive for the Initial Loan of $75 million, with an additional Discretionary Loan of $25 million available at our request and at Perceptive’s sole discretion between the Closing Date and the second anniversary of the Closing Date. The Loans incur interest, subject to certain provisions therein, at a fluctuating rate per annum rate equal to (a) an applicable margin of 10.00% plus (b) the secured overnight financing rate administered by the Federal Reserve Bank of New York for a one-month tenor, subject to a 1.00% floor. The Financing Agreement matures on August 2, 2026 and is interest-only during the term.  The Financing Agreement also contains various restrictions and covenants, including, among other things, covenants regarding the incurrence of additional indebtedness, limitations on liens, limitations on certain investments, limitations on making distributions, dividends and other payments, mergers, consolidations and acquisitions, dispositions of assets, maintenance of at least $3.0 million in a U.S. bank account, transactions with affiliates, changes to governing documents, changes to certain agreements and leases and changes in control. Our obligations under the Financing Agreement are secured by our London, UK and Shannon, Ireland manufacturing facilities, $3 million of our cash and the bank accounts of the Subsidiary Guarantors, and the issued and outstanding equity interests of the Subsidiary Guarantors.

There can be no assurance that Perceptive will elect to make the Discretionary Loan available to us or that our cash and cash equivalents available under the Financing Agreement and under any future financings, together with any funds generated by our operations, will be sufficient to satisfy our debt payment obligations. Our inability to generate funds, obtain financing sufficient to satisfy our debt payment obligations or remain in compliance with the debt covenants may result in such obligations being accelerated by our lenders, which would likely have a material adverse effect on our business, financial condition and results of operations.

The covenants may restrict our current and future operations, particularly our ability to respond to certain changes in our business or industry, or take future actions.  Additionally, our ability to comply with these restrictive covenants may be impacted by events beyond our control, such as economic conditions or major central bank policy actions. Our Financing Agreement provides that our breach or failure to satisfy certain covenants constitutes an event of default. Upon the occurrence of an event of default, in addition to an increase in the rate of interest on the Loans of 3% per annum, Perceptive could elect to declare all amounts outstanding thereunder to be immediately due and payable, proceed against the assets we provided as collateral, and, if such debt were accelerated, we may not have sufficient cash on hand or be able to sell sufficient collateral to repay it, which would have an immediate adverse effect on our business and operating results. This could potentially cause us to cease operations and result in a complete loss of your investment in our ordinary shares.

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

The COVID-19 pandemic and government measures taken in response have had a significant impact, both direct and indirect, on businesses and commerce globally, as worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; demand for certain goods and services has spiked or fallen; and travel and transport have been restricted.

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

The COVID-19 pandemic continues to impact businesses globally and new and more contagious variations of the virus have emerged or may emerge in the future. The extent to which the outbreak may further impact our business, preclinical studies, clinical trials and laboratory and manufacturing activities will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the duration of the pandemic, the timing, distribution and effectiveness of vaccines, vaccination rates, travel restrictions and physical distancing requirements in the countries where we do business, business closures or business disruptions, and the effectiveness of actions taken in the countries where we do business to contain and treat the disease, respond to the reduction in global economic activity and resume normal economic and operating conditions. If we or any of the third parties with whom we engage experience prolonged shutdowns or other business disruptions, our ability to conduct our business in the manner and on the timelines presently planned could be materially and negatively impacted. The pandemic and public and private responses to the pandemic may continue to affect economic conditions and may lead to an economic downturn, significant inflation and/or a recession, at a global scale, which could materially affect our performance, financial condition, results of operations, and cash flows, as well as our ability to raise additional capital. Additionally, major central bank policy actions may have a negative impact on our payment obligations under the Financing Agreement.

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

From time to time, we may also disclose interim data from our clinical trials. Interim data from these trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as subject enrollment continues and more data become available. Adverse differences between interim data and topline, preliminary, or final data could significantly harm our business prospects. Further, disclosure of interim data by us or by our competitors could result in volatility in the price of our ordinary shares.

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

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, led to aggregate reductions of Medicare payments to providers of 2% per fiscal year. These reductions went into effect in April 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022.  Under current legislation, the actual reduction in Medicare payment varies from 1% from April 1, 2022 through June 30, 2022, to up to 3% in the final year of this sequester, unless additional action is taken by Congress. In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws or any other similar laws introduced in the future may result in additional reductions in Medicare and other health care funding, which could negatively affect our customers and accordingly, our financial operations.

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

●workforce uncertainty in countries where labor unrest is more common than in the United States and compliance with tax, employment, immigration and labor laws for employees living or traveling abroad.

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

As of June 30, 2022, we had 333 employees. We expect to continue to significantly expand our organization, including hiring and training significant numbers of employees and managerial personnel to staff our expanding manufacturing and supply chain operations in our new facilities in Ireland. We may have difficulty identifying, hiring and integrating new personnel. Future growth would impose significant additional responsibilities on our management, including the need to identify, recruit, maintain, motivate and integrate additional employees, consultants and contractors. Also, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If our management is unable to effectively manage our expected growth, our expenses may increase more than expected, our potential ability to generate revenue could be reduced and we may not be able to implement our business strategy. Many of the biotechnology companies that we compete against for qualified personnel and consultants have greater financial and other resources, different risk profiles and a longer history in the industry than we do. If we are unable to continue to attract and retain high-quality personnel and consultants, the rate and success at which we can discover and develop product candidates and operate our business will be limited.

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

As of June 30, 2022, our executive officers, directors and shareholders who owned more than 5% of our outstanding ordinary shares and their respective affiliates, in the aggregate, hold ordinary shares representing approximately 36.6% of our outstanding ordinary shares.  In addition, in connection with the Financing Agreement, we issued to Perceptive, our largest shareholder that has a director serving on our board, warrants to purchase an aggregate of 700,000 of our ordinary shares.

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

Our corporate affairs and the rights of holders of ordinary shares are governed by Cayman Islands law, including the provisions of the Cayman Islands Companies Act (as amended), or the Companies Act, the common law of the Cayman Islands and by our memorandum and articles of association. We are also subject to the federal securities laws of the United States. The rights of shareholders to take action against the directors, actions by minority shareholders and the fiduciary responsibilities of our directors to us under Cayman Islands law are to a large extent governed by the common law of the Cayman Islands. The common law of the Cayman Islands is derived in part from comparatively limited judicial precedent in the Cayman Islands as well as from English common law, the decisions of whose courts are of persuasive authority, but are not binding on a court in the Cayman Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are different from what they would be under statutes or judicial precedent in some jurisdictions in the United States. In particular, the Cayman Islands has a different body of securities laws as compared to the United States, and certain states, such as Delaware, may have more fully developed and judicially interpreted bodies of corporate law. In addition, Cayman Islands companies may not have standing to initiate a shareholders derivative action in a Federal court of the United States.

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

We have broad discretion in the application of any net proceeds we have received in the past or may receive in the future pursuant to existing or future equity and debt financings. Shareholders may not agree with our decisions, and our use of the proceeds and our existing cash and cash equivalents may not improve our results of operation or enhance the value of our ordinary shares. Our ability to apply certain proceeds may be restricted.  For example, the loan proceeds provided under our Financing Agreement may be used for working capital and general corporate purposes.  Our failure to apply any such funds effectively could have a material adverse effect on our business, delay the development of our product candidates and cause the market price of our ordinary shares to decline. In addition, until the net proceeds are used, they may be placed in investments that do not produce significant income or that may lose value. Additionally, our existing cash and cash equivalents are subject to general credit, liquidity, market and interest rate risks, which have been and may, in the future, be exacerbated by a U.S. and/or global financial crises. We may realize losses in the fair value of certain of our investments or a complete loss of these investments if the credit markets tighten, which would have an adverse effect on our results of operations, liquidity and financial condition.

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

Under Cayman Islands law, we may only make distributions by way of dividend out of profits, or out of our share premium account (provided that immediately following the date that the dividend is proposed to be paid we are able to pay our debts as they fall due in the ordinary course of business). We have never declared or paid any cash dividends on our ordinary shares. We currently anticipate that we will retain future earnings for the development, operation and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future. In addition, the Financing Agreement prohibits us from paying dividends during its term and the terms of existing and future financing agreements may also preclude us from paying dividends. As a result, capital appreciation, if any, of our ordinary shares would be your sole source of gain on an investment in our ordinary shares for the foreseeable future. See the “Dividend Policy” section of our Form 10-K for the year ended December 31, 2021 previously filed with the SEC for additional information.

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

MeiraGTx Holdings plc (Registrant)

Date: August 11, 2022	By:	/s/ Alexandria Forbes
Alexandria Forbes
Chief Executive Officer
(principal executive officer and authorized signatory)

Date: August 11, 2022	By:	/s/ Richard Giroux
Richard Giroux
Chief Financial Officer and Chief Operating Officer
(principal financial officer and principal accounting officer)