Form 10-Q
period 2022-09-30
MeiraGTx Holdings plc
filed 2022-11-10
CIK 1735438

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of October 31, 2022, the registrant had 44,725,678 ordinary shares, $0.00003881 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except share and per share amounts)

	September 30,	December 31,
	2022	2021

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$114,706	$137,703
Accounts receivable - related party	23,701	22,384
Prepaid expenses	10,171	8,102
Tax incentive receivable	4,897	12,634
Other current assets	1,561	2,420
Total Current Assets	155,036	183,243

Property, plant and equipment, net	93,620	75,860
Intangible assets, net	1,293	1,791
In-process research and development	682	783
Other assets	1,322	1,404
Equity method and other investments	6,656	6,656
Right-of-use assets - operating leases, net	19,913	22,782
Right-of-use assets - finance leases, net	22,890	27,645
TOTAL ASSETS	$301,412	$320,164

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$21,693	$15,348
Accrued expenses	24,774	27,586
Lease obligations, current	3,659	3,374
Deferred revenue - related party, current	18,878	21,820
Other current liabilities	3,359	—
Total Current Liabilities	72,363	68,128

Deferred revenue - related party	15,486	43,046
Lease obligations	17,458	20,359
Asset retirement obligations	2,081	2,081
Deferred income tax liability	171	196
Note payable, net	70,845	—
Other long-term liabilities	338	953
TOTAL LIABILITIES	178,742	134,763
COMMITMENTS (Note 10)
SHAREHOLDERS' EQUITY:
Ordinary Shares, $0.00003881 par value, 1,288,327,750 authorized, 44,725,678 and 44,548,925 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	2	2
Capital in excess of par value	550,168	528,659
Accumulated other comprehensive income (loss)	15,391	(2,671)
Accumulated deficit	(442,891)	(340,589)
Total Shareholders' Equity	122,670	185,401
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$301,412	$320,164

See Notes to Condensed Consolidated Financial Statements

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

(in thousands, except share and per share amounts)

	For the Three-Month Period Ended September 30,		For the Nine-Month Period Ended September 30,
	2022	2021	2022	2021
License revenue - related party	$4,816	$6,948	$21,208	$16,658
Operating expenses:
General and administrative	10,762	7,887	32,548	28,214
Research and development	16,862	21,613	63,960	53,512
Total operating expenses	27,624	29,500	96,508	81,726
Loss from operations	(22,808)	(22,552)	(75,300)	(65,068)
Other non-operating income (expense):
Foreign currency loss	(12,838)	(3,367)	(25,911)	(4,600)
Interest income	288	33	345	188
Interest expense	(1,892)	(59)	(2,051)	(169)
Fair value adjustment	(34)	—	615	—
Net loss	(37,284)	(25,945)	(102,302)	(69,649)
Other comprehensive income:
Foreign currency translation gain	8,772	2,669	18,062	1,991
Comprehensive loss	$(28,512)	$(23,276)	$(84,240)	$(67,658)

Net loss	$(37,284)	$(25,945)	$(102,302)	$(69,649)
Basic and diluted net loss per ordinary share	$(0.83)	$(0.59)	$(2.29)	$(1.58)
Weighted-average number of ordinary shares outstanding	44,687,635	44,170,299	44,620,900	44,094,873

See Notes to Condensed Consolidated Financial Statements

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

FOR THE PERIOD ENDED SEPTEMBER 30, 2022

(unaudited)

(in thousands, except share amounts)

				Accumulated Other		Total
	Ordinary		Capital in Excess	Comprehensive	Accumulated	Shareholders'
	Shares	Amount	of Par Value	(Loss) Income	Deficit	Equity

Balance at December 31, 2021	44,548,925	$2	$528,659	$(2,671)	$(340,589)	$185,401
Share-based compensation activity	161,753	—	4,996	—	—	4,996
Other comprehensive income	—	—	—	1,933	—	1,933
Net loss for the three-month period ended March 31, 2022	—	—	—	—	(31,045)	(31,045)
Balance at March 31, 2022	44,710,678	2	533,655	(738)	(371,634)	161,285
Share-based compensation activity	—	—	7,303	—	—	7,303
Other comprehensive income	—	—	—	7,357	—	7,357
Net loss for the three-month period ended June 30, 2022	—	—	—	—	(33,973)	(33,973)
Balance at June 30, 2022	44,710,678	$2	$540,958	$6,619	$(405,607)	$141,972
Share based compensation activity	15,000	—	6,937	—	—	6,937
Other comprehensive income	—	—	—	8,772	—	8,772
Warrants issued in connection with note payable	—	—	2,273	—	—	2,273
Net loss for the three-month period ended September 30, 2022	—	—	—	—	(37,284)	(37,284)
Balance at September 30, 2022	44,725,678	$2	$550,168	$15,391	$(442,891)	$122,670

See Notes to Condensed Consolidated Financial Statements

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

FOR THE PERIOD ENDED SEPTEMBER 30, 2021

(unaudited)

(in thousands, except share amounts)

				Accumulated Other		Total
	Ordinary		Capital in Excess	Comprehensive	Accumulated	Shareholders'
	Shares	Amount	of Par Value	(Loss) Income	Deficit	Equity

Balance at December 31, 2020	44,189,150	$2	$504,482	$(4,897)	$(261,028)	$238,559
Share-based compensation activity	17,923	—	4,958	—	—	4,958
Issuance of shares in connection with equity method and other investments	75,000	—	1,165	—	—	1,165
Other comprehensive loss	—	—	—	(271)	—	(271)
Net loss for the three-month period ended March 31, 2021	—	—	—	—	(23,618)	(23,618)
Balance at March 31, 2021	44,282,073	2	510,605	(5,168)	(284,646)	220,793
Share-based compensation activity	27,380	—	5,422	—	—	5,422
Other comprehensive loss	—	—	—	(407)	—	(407)
Net loss for the three-month period ended June 30, 2021	—	—	—	—	(20,086)	(20,086)
Balance at June 30, 2021	44,309,453	$2	$516,027	$(5,575)	$(304,732)	$205,722
Share-based compensation activity	6,932	—	5,393	—	—	5,393
Other comprehensive income	—	—	—	2,669	—	2,669
Net loss for the three-month period ended September 30, 2021	—	—	—	—	(25,945)	(25,945)
Balance at September 30, 2021	44,316,385	$2	$521,420	$(2,906)	$(330,677)	$187,839

See Notes to Condensed Consolidated Financial Statements

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	For the Nine-Month Period Ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(102,302)	$(69,649)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	21,818	15,359
Foreign currency loss	25,911	4,600
Depreciation and amortization	6,231	5,811
Net change in right-of-use assets and liabilities	(85)	161
Gain on disposal of equipment, furniture and fixtures	(38)	—
Amortization of interest on asset retirement obligations	125	112
Amortization of debt discount	170	—
Fair value adjustment	(615)	—
(Increase) decrease in operating assets:
Accounts receivable - related party	(2,150)	21,484
Prepaid expenses	(2,838)	(1,827)
Tax incentive receivable	6,518	7,518
Other current assets	578	2,387
Other assets	(111)	(519)
Increase (decrease) in operating liabilities:
Accounts payable	8,628	3,898
Accrued expenses	944	(2,012)
Other current liabilities	1,593	(23)
Deferred revenue - related party	(21,208)	(16,658)
Net cash used in operating activities	(56,831)	(29,358)

Cash flows from investing activities:
Purchase of property, plant and equipment	(36,471)	(21,982)
Payment for right-of-use asset	—	(8,866)
Equity method and other investments	—	(5,500)
Net cash used in investing activities	(36,471)	(36,348)

Cash flows from financing activities:
Exercise of share options	192	414
Payments of withholdings on shares withheld for income taxes	(2,774)	—
Payments on lease obligations - financing leases	—	(1)
Proceeds from Issuance of note payable	75,000	—
Payment of financing fees	(2,051)	—
Net cash provided by financing activities	70,367	413

Net decrease in cash and cash equivalents	(22,935)	(65,293)
Effect of exchange rate changes on cash	(62)	(593)
Cash and cash equivalents at beginning of the period	137,703	209,520
Cash and cash equivalents at end of the period	$114,706	$143,634

Supplemental disclosure of non-cash transactions:
Issuance of shares in connection with equity method and other investments	$—	$1,165
Fixed asset acquisition included in accounts payable and accrued expenses at end of the period	$7,598	$4,027
Right-of-use assets obtained in exchange for lease liabilities	$1,793	$4,424
Asset retirement obligations incurred in connection with leases	$8	$—
Warrants issued in connection with note payable	$2,273	$—
Supplemental disclosure of cash flow information:
Cash paid for interest	$165	$57

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

Interim Financial Statements

The accompanying condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, the condensed consolidated financial statements include all adjustments (consisting of normal recurring adjustments) necessary in order to make the condensed consolidated financial statements not misleading. Operating results for the nine-month period ended September 30, 2022 are not necessarily indicative of the final results that may be expected for the year ending December 31, 2022. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (the “Form 10-K”).

Liquidity

The Company has not yet achieved profitable operations. There is no assurance that profitable operations, if ever achieved, could be sustained on a continuing basis. In addition, development activities, clinical and preclinical testing, and commercialization of the Company’s product candidates will require significant additional financing. The Company’s accumulated deficit at September 30, 2022 totaled $442.9 million, and management expects to incur substantial losses in future periods. The success of the Company is subject to certain risks and uncertainties, including, among others: uncertainty of product development; competition in the Company’s field of use; uncertainty of capital availability; uncertainty in the Company’s ability to enter into agreements with collaborative partners; expanding and protecting the Company’s intellectual property portfolio, dependence on third parties, dependence on key personnel and the COVID-19 pandemic and mitigation measures. For the nine-months ended September 30, 2022, the Company used $56.8 million in cash flows from operations and there are no assurances that the Company will generate positive cash flows in the future. Additionally, there are no assurances that the Company will be successful in obtaining an adequate level of financing for the development and commercialization of its product candidates.

As of September 30, 2022, the Company had cash and cash equivalents in the amount of $114.7 million, which consisted of depository accounts and money market accounts. On January 30, 2019, the Company entered into a collaboration, option and license agreement with Janssen Pharmaceuticals, Inc. (“Janssen”), one of the Janssen Pharmaceuticals Companies of Johnson & Johnson (the “Collaboration Agreement”), for the research, development and commercialization of gene therapies for the treatment of inherited retinal diseases (“IRD”). Under the terms of the Collaboration Agreement, the Company received an upfront payment of $100.0 million in March 2019 and a milestone payment of $30.0 million in December 2021. The Company also receives funding for certain research, manufacturing, clinical development and commercialization costs, potential additional milestone payments upon the achievement of such milestones and royalties on future net sales of products. The Company estimates that its cash and cash equivalents on-hand and accounts receivable – related party at September 30, 2022, will be sufficient to cover its expenses for at least the next twelve months from the date of issuance of these condensed consolidated financial statements.

Risks and Uncertainties

The Company operates in an industry that is subject to intense competition, government regulation and rapid technological change. The Company’s operations are subject to significant risk and uncertainties including financial, operational, technological, regulatory and other risks, including the potential risk of business failure.

There are also many uncertainties regarding the pandemic caused by the novel coronavirus, or COVID-19, and the Company continues to closely monitor the impact of the pandemic on all aspects of its business, including how the pandemic will impact its financial condition, liquidity, operations, clinical studies, employees, vendors, and industry. While the pandemic did not materially affect the Company's financial results and business operations during the nine-month period ended September 30, 2022, the Company is unable to predict the impact that COVID-19 will have on its financial position and operating results in future periods due to numerous uncertainties. The Company will continue to assess the evolving impact of the COVID-19 pandemic and will make adjustments to its operations as necessary.

The Company’s capital resources and operations to date have been funded primarily with the proceeds from the Collaboration Agreement and private and public equity offerings, as well as the proceeds from the financing described in Note 9. In the future, the Company may seek to raise additional capital through equity offerings, debt financings, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements or other sources to enable it to complete the development and potential commercialization of its product candidates. The COVID-19 outbreak and mitigation measures also have had, and may continue to have, an adverse impact on global economic conditions, which could have an adverse effect on the Company’s ability to raise capital when needed.

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

Use of Estimates

Management considers many factors in selecting appropriate financial accounting policies and controls, and in developing the estimates and assumptions that are used in the preparation of these condensed consolidated financial statements. Management must apply significant judgment in this process. In addition, other factors may affect estimates, including expected business and operational changes, sensitivity and volatility associated with the assumptions used in developing estimates, and whether historical trends are expected to be representative of future trends. The estimation process often may yield a range of potentially reasonable estimates of the ultimate future outcomes and management must select an amount that falls within that range of reasonable estimates. This process may result in actual results differing materially from those estimated amounts used in the preparation of the financial statements if these results differ from historical experience, or other assumptions do not turn out to be substantially accurate, even if such assumptions are reasonable when made. In preparing these condensed consolidated financial statements, management used significant estimates in the following areas, among others: collaboration revenue, the accounting for research and development costs, share-based compensation, valuation of warrants, leases, asset retirement obligations and tax incentive receivable.

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

The table below represents the values of the Company's financial assets and liabilities that are required to be measured at fair value on a recurring basis (in thousands):

	Fair Value Measurement Using:
		Significant	Significant Other	Significant
	September 30,	Observable Inputs	Observable Inputs	Unobservable
Description	2022	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$77,907	$77,907	$—	$—
Other long-term liabilities	$338	$338	$—	$—

	Fair Value Measurement Using:
		Significant	Significant Other	Significant
	December 31,	Observable Inputs	Observable Inputs	Unobservable
Description	2021	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$66,585	$66,585	$—	$—
Other long-term liabilities	$953	$953	$—	$—

At September 30, 2022, the Company's financial instruments included cash and cash equivalents, accounts receivable - related party, and accounts payable. The carrying amounts reported in the Company's consolidated financial statements for these instruments approximates their respective fair values because of the short-term nature of these instruments. In addition, at September 30, 2022, the Company believed the carrying value of its Initial Loan (as defined in Note 9) approximates fair value as the interest rate is reflective of the rate the Company could obtain on debt with similar terms and conditions.

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

The change in asset retirement obligations is as follows (in thousands):

	For the Nine-Month Period Ended September 30,
	2022	2021
Balance at beginning of period	$2,081	$1,814
Additional asset retirement obligations during the period	8	—
Amortization of interest	125	112
Effects of exchange rate changes	(133)	(10)
Balance at end of period	$2,081	$1,916

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

The following securities are considered to be ordinary share equivalents, but were not included in the computation of diluted net loss per ordinary share because to do so would have been anti-dilutive:

	September 30,	September 30,
	2022	2021
Share options	6,968,181	6,141,510
Restricted share units	2,182,500	1,415,000
Restricted ordinary shares subject to forfeiture	28,097	145,000
	9,178,778	7,701,510

Segment Information

Management has concluded it has a single reporting segment for purposes of reporting financial condition and results of operations.

The Company’s license revenue, research funding and deferred revenue from its Collaboration Agreement are generated in the United Kingdom.

The following table summarizes long-lived assets by geographical area (in thousands):

	September 30,	December 31,
	2022	2021
United States	$21,802	$23,636
United Kingdom	35,529	43,349
European Union	89,045	69,936
	$146,376	$136,921

Recent Accounting Pronouncements Adopted

In August 2020, the FASB issued ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts in an entity’s own equity. The guidance is effective for fiscal years beginning on or after December 15, 2021, with early adoption permitted, but no earlier than fiscal years beginning after December 15, 2020. The Company adopted the new standard as of January 1, 2022. The adoption of the standard had no material impact.

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

		September 30, 2022
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

4.       Accrued Expenses

Accrued expenses for the periods presented are comprised of the following (in thousands):

	September 30,	December 31,
	2022	2021
Clinical trial costs	$17,627	$12,524
Manufacturing costs	1,471	2,889
Fixed assets	1,304	2,077
Compensation and benefits	1,516	6,029
Professional fees	1,156	1,018
Consulting	1,120	858
Research and development	180	1,735
Other	400	456
	$24,774	$27,586

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

Options

A summary of the Company’s share option activity related to employees, non-employee members of the board of directors and non-employee consultants as of December 31, 2021 and for the nine-month period ended September 30, 2022 is as follows (in thousands, except share and per share amounts):

			Weighted-
		Weighted-	Average
		Average	Remaining
	Number of	Exercise	Contractual
	Options	Price	Term (years)
Outstanding at December 31, 2021	5,924,690	$13.16	7.40	years
Granted	1,443,400	$18.92
Exercised	(18,065)	$10.61
Forfeited	(381,844)	$17.90
Outstanding at September 30, 2022	6,968,181	$14.12	7.08	years
Options exercisable at September 30, 2022	4,388,802	$12.02	6.15	years
Aggregate intrinsic value of options outstanding as of September 30, 2022	$3,825
Aggregate intrinsic value of options exercisable as of September 30, 2022	$3,712

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

The total share-based compensation expense recorded in connection with the options was $3.8 million and $3.6 million, of which $1.3 million and $1.4 million was recorded as general and administrative expense and $2.5 million and $2.2 million was recorded as research and development expense during the three-month periods ended September 30, 2022 and 2021, respectively.

The total share-based compensation expense recorded in connection with the options was $12.3 million and $11.3 million, of which $4.3 million and $4.6 million was recorded as general and administrative expense and $8.0 million and $6.7 million was recorded as research and development expense during the nine-month periods ended September 30, 2022 and 2021, respectively.

The total fair value of options vested during the three-month periods ended September 30, 2022 and 2021 was $2.6 million and $2.5 million, respectively.

The total fair value of options vested during the nine-month periods ended September 30, 2022 and 2021 was $13.6 million and $12.2 million, respectively.

The weighted-average grant date fair value of options granted during the nine-month periods ended September 30, 2022 and 2021 was $13.07 per share and $11.54 per share, respectively.

The grant date fair values of the share options granted were estimated using the Black-Scholes option valuation model with the following ranges of assumptions:

	2022	2021
Risk-free interest rate	1.56 - 3.37%	0.62 - 1.14%
Expected volatility	80%	90%
Expected dividend yield	0%	0%
Expected term (in years)	5.5 - 6.1	5.5 - 6.1

As of September 30, 2022, the total compensation expense relating to unvested options granted that had not yet been recognized was $28.9 million, which is expected to be realized over a period of 3.94 years. The Company will issue shares upon exercise of options from ordinary shares reserved under the Plans.

Restricted Share Units

A summary of the Company’s RSU activity related to employees, non-employee members of the board of directors and non-employee consultants as of December 31, 2021 and for the nine-month period ended September 30, 2022 is as follows:

		Weighted-
	Number of	Average
	Restricted	Grant Date
	Share Units	Fair Value
Outstanding at December 31, 2021	1,415,000	$17.16
Granted	1,180,000	$20.12
Vested	(397,500)	$18.40
Forfeited	(15,000)	$8.25
Outstanding at September 30, 2022	2,182,500	$18.59

RSUs granted generally vest 50% on the second anniversary of the date of grant and 25% on the third and fourth anniversaries of the date of grant. Annual RSUs granted to directors generally vest in a single installment on the earliest to occur of the first anniversary of the grant date or the day immediately prior to the date of the next annual meeting of the Company’s shareholders occurring after the date of grant. The RSUs granted to the directors in June 2021 will be paid on or within 30 days after the date a director ceases to serve on the board. For RSUs granted in June 2022 and future years, the directors may annually elect whether to defer the payment of their annual RSU awards under the Deferred Compensation Plan for Non-Employee Directors. The related share-based compensation expense, which is recognized ratably over the requisite service period, is included in general and administrative and research and development expenses, as applicable, in the condensed consolidated statements of operations and comprehensive loss.

Total share-based compensation expense recorded in connection with the RSUs was $3.2 million and $1.7 million, of which $2.2 million and $1.5 million was recorded as general and administrative expense and $1.0 million and $0.2 million was recorded as research and development expense during the three-month periods ended September 30, 2022 and 2021, respectively.

Total share-based compensation expense recorded in connection with the RSUs was $9.5 million and $4.1 million, of which $6.7 million and $3.5 million was recorded as general and administrative expense and $2.8 million and $0.6 million was recorded as research and development expense during the nine-month periods ended September 30, 2022 and 2021, respectively.

As of September 30, 2022, the total compensation expense relating to unvested RSUs granted that had not yet been recognized was $29.9 million, which is expected to be realized over a period of 3.3 years.

To satisfy employee minimum statutory tax withholding requirements for restricted share units that vest, the Company withholds a portion of the vesting ordinary shares. During the nine months ended September 30, 2022, the Company withheld 128,812 ordinary shares with a total value of approximately $2.8 million. No shares were withheld during the nine months ended September 30, 2021. These amounts are presented as a cash outflow from financing activities in the accompanying consolidated statement of cash flows.

During the nine-month period ended September 30, 2022 and 2021, the Company recognized total share-based compensation expense in the accompanying condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three-Month Period Ended September 30,
	2022	2021
Research and development	$3,482	$2,436
General and administrative	3,455	2,903
Total share-based compensation	$6,937	$5,339

	Nine-Month Period Ended September 30,
	2022	2021
Research and development	$10,780	$7,273
General and administrative	11,038	8,086
Total share-based compensation	$21,818	$15,359

The Company does not expect to realize any tax benefits from its share option activity or the recognition of share-based compensation expense because the Company currently has net operating losses and has a full valuation allowance against its deferred tax assets. Accordingly, no amounts related to excess tax benefits have been reported in cash flows from operations or cash flows from financing activities for the nine-month periods ended September 30, 2022 and 2021.

6.       Income Taxes

The Company did not record a provision for income taxes for the three-month and nine-month periods ended September 30, 2022 and 2021, as the Company has generated losses for all periods.

The Company periodically evaluates the realizability of its deferred tax assets based on all available evidence, both positive and negative. The realization of deferred tax assets is dependent on the Company’s ability to generate sufficient future taxable income during periods prior to the expiration of tax attributes to fully utilize these assets. The Company weighed both positive and negative evidence and determined that there is a continued need for a full valuation allowance on its deferred tax assets (after consideration of the reversal of the deferred tax liabilities for the ROU assets and fixed assets) in the United States, United Kingdom, Ireland and Netherlands as of September 30, 2022. Should the Company determine that it would be able to realize its remaining deferred tax assets in the foreseeable future, an adjustment to its remaining deferred tax assets would cause a material increase to income in the period such determination is made.

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

During the three-month periods ended September 30, 2022 and 2021, the Company recognized $4.8 million and $6.9 million, respectively, of the deferred revenue – related party as license revenue.

During the nine-month periods ended September 30, 2022 and 2021, the Company recognized $21.2 million and $16.7 million, respectively, of the deferred revenue – related party as license revenue.

The Company also recognized $24.1 million and $16.9 million during the three-month periods ended September 30, 2022 and 2021, respectively, related to the reimbursement of research and development expenses, which were recorded as an offset to research and development expenses.

The Company also recognized $53.4 million and $47.1 million during the nine-month periods ended September 30, 2022 and 2021, respectively, related to the reimbursement of research and development expenses, which were recorded as an offset to research and development expenses.

As of September 30, 2022, the Company expects to recognize the remaining $34.4 million in deferred revenue associated with the non-refundable upfront fee and milestone payment over the estimated research and development period using the cost-to-cost input method over an estimated period of approximately 3.2 years.

A summary of the deferred revenue recognition is as follows (in thousands):

Deferred revenue at December 31, 2020	$72,842
Milestone payment from Janssen	30,000
Deferred revenue recognized as license revenue during the year ended December 31, 2021	(37,701)
Effects of exchange rate changes	(275)
Deferred revenue at December 31, 2021	64,866
Deferred revenue recognized as license revenue during the nine-month period ended September 30, 2022	(21,208)
Effects of exchange rate changes	(9,294)
Deferred revenue at September 30, 2022	$34,364

Financing Agreement

On August 2, 2022 the Company, as borrower, and Meira UK II and Meira Ireland, as guarantors (the “Subsidiary Guarantors”), entered into a senior secured financing arrangement (the “Financing Agreement”) by and among the Company, the Subsidiary Guarantors, the lenders and other parties from time to time party thereto and Perceptive Credit Holdings III, LP, as administrative agent and lender (“Perceptive”). Perceptive Advisors, LLC is a 15.6% holder of the ordinary shares of the Company. Additionally, Ellen Hukkelhoven, Ph.D., a director of the Company, is an employee of Perceptive Advisors, LLC, an affiliate of Perceptive. Refer to the discussion in Note 9 for further information related to the accounting for the Financing Agreement.

Leases

ARE Vivarium Lease

Effective May 1, 2019, the Company entered into an operating lease for vivarium space with ARE-East River Science Park, LLC (“ARE”), which was subsequently amended to add additional space within the vivarium. The initial lease had a term of twelve months which automatically renews on an annual basis.

The rent expense under this operating lease was $0.04 million and $0.03 million for the three-month periods ended September 30, 2022 and 2021, respectively, which are included in loss from operations.

The rent expense under this operating lease was $0.1 million and $0.05 million for the nine-month periods ended September 30, 2022 and 2021, respectively.

The Company made cash payments to ARE in connection with this operating lease in the amount of $0.04 million and $0.01 million during the three-month periods ended September 30, 2022 and 2021, respectively.

The Company made cash payments to ARE in connection with this operating lease in the amount of $0.1 million and $0.05 million during the nine-month period ended September 30, 2022 and 2021, respectively.

There were no amounts due to ARE under this operating lease at September 30, 2022 and December 31, 2021.

Kadmon Lease

The Company leased office space on a month-to-month basis from Kadmon Corporation, LLC (“Kadmon”).

During the three-month periods ended September 30, 2022 and 2021, the Company incurred and paid rent charges from Kadmon in the amount of $0 and $0.2 million, respectively, which are included in loss from operations.

During the nine-month periods ended September 30, 2022 and 2021, the Company incurred and paid rent charges from Kadmon in the amount of $0 and $0.5 million, respectively, which are included in loss from operations.

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

Total rent expense under these leases was $1.3 million and $1.3 million for the three-month periods ended September 30, 2022 and 2021, respectively.

Total rent expense under these leases was $4.0 million and $3.7 million for the nine-month periods ended September 30, 2022 and 2021, respectively.

As of September 30, 2022, the Company has short term lease commitments amounting to approximately $0.01 million on a monthly basis for one lease for vivarium space that is on a one-year lease.

During the nine-month period ended September 30, 2022, the Company recognized three operating leases for locations in connection with its clinical trials for its IRD product candidates and office and warehouse space, with initial lease terms between 3 years and 9 years. Certain lease agreements contain provisions for tenant allowances and future rent increases. Payments due under the lease contracts include fixed payments. In conjunction with these operating leases, the Company recognized initial operating lease right-of-use assets in the amount of $1.8 million and corresponding lease liabilities in the amount of $1.8 million which are included in the right-of-use assets and lease obligations in the condensed consolidated balance sheets as of September 30, 2022.

The components of lease cost for the three-month and nine-month periods ended September 30, 2022 and 2021 are as follows (in thousands):

	Three-Month Period Ended September 30,
	2022	2021
Finance lease cost
Amortization of right-of-use assets	$257	$305
Interest on lease liabilities	—	—
Total finance lease cost	257	305
Operating lease cost	1,311	1,293
Short-term lease cost	39	182
Total lease cost	$1,607	$1,780

	Nine-Month Period Ended September 30,
	2022	2021
Finance lease cost
Amortization of right-of-use assets	$825	$927
Interest on lease liabilities	1	1
Total finance lease cost	826	928
Operating lease cost	3,986	3,715
Short-term lease cost	115	640
Total lease cost	$4,927	$5,283

Amounts reported in the condensed consolidated balance sheets for leases where the Company is the lessee as of September 30, 2022 and December 31, 2021 were as follows (in thousands):

	September 30,		December 31,
	2022		2021
Operating leases
Right-of-use asset	$19,913		$22,782
Capitalized lease obligations	$21,117		$23,721
Finance leases
Right-of-use asset	$22,890		$27,645
Capitalized lease obligations	$—		$12
Weighted-average remaining lease term
Operating leases	5.9	years	6.5	years
Finance leases	176.0	years	176.7	years
Weighted-average discount rate
Operating leases	8.5%		8.5%
Finance leases	8.0%		8.0%

Other information related to leases for the three-month and nine-month periods ended September 30, 2022 and 2021 are as follows (in thousands):

	Three-Month Period Ended September 30,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	$4	$4
Operating cash flows from operating leases	$1,309	$1,234
Financing cash flows from finance leases	$—	$—

Right-of-use assets obtained in exchange for lease liabilities
Operating leases	$—	$—
Finance leases	$—	$—

	Nine-month periods ended September 30,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	$11	$12
Operating cash flows from operating leases	$4,044	$3,678
Financing cash flows from finance leases	$—	$1

Right-of-use assets obtained in exchange for lease liabilities
Operating leases	$1,793	$4,424
Finance leases	$—	$—

Future minimum lease payments under non-cancellable leases as of September 30, 2022 are as follows (in thousands):

	Operating Leases	Finance Leases
2022	$1,311	$—
2023	5,353	—
2024	5,237	—
2025	5,207	—
2026	4,912	—
Thereafter	4,313	—
Total undiscounted lease payments	$26,333	$—
Less: Imputed interest	(5,216)	—
Total lease liabilities	$21,117	$—

9.       Financing Agreement

On August 2, 2022 the Company, as borrower, and the Subsidiary Guarantors, entered into the Financing Agreement by and among the Company, the Subsidiary Guarantors, the lenders and other parties from time to time party thereto and Perceptive, as administrative agent and lender.

The Financing Agreement provides for an initial $75.0 million term loan (the “Initial Loan”), and the Company may request an additional $25.0 million term loan tranche to be made available at Perceptive’s sole discretion before August 2, 2024. The Financing Agreement matures on August 2, 2026 and is interest-only during the term. The Company has the option to prepay outstanding principal borrowings at any time along with an applicable early prepayment fee. Outstanding borrowings under the Financing Agreement bear interest at a fluctuating rate per annum equal to 10.00% plus the secured overnight financing rate administered by the Federal Reserve Bank of New York for a one-month tenor, subject to a 1.00% floor. The annual interest rate was 13.04% at September 30, 2022. As of September 30, 2022, the outstanding balance of the term loan was $75.0 million plus accrued interest of $1.6 million.

The Company’s obligations under the Financing Agreement are secured by the Company’s London, UK and Shannon, Ireland manufacturing facilities, $3.0 million of the Company’s cash and the bank accounts of the Subsidiary Guarantors, and the issued and outstanding equity interests of the Subsidiary Guarantors.

The Financing Agreement imposes covenants that include, among other things, enrolling in a Phase III trial for AAV-RPGR on or before June 30, 2023, and ensuring the Company’s Shannon manufacturing facility meets or satisfies all applicable good manufacturing practice requirements on or before December 31, 2023, as well as various restrictions on the Company and the Subsidiary Guarantors, including restrictions pertaining to: (i) the incurrence of additional indebtedness, (ii) limitations on liens, (iii) limitations on certain investments, (iv) making distributions, dividends and other payments, (v) mergers, consolidations and acquisitions, (vi) dispositions of assets, (vii) the Company’s maintenance of at least $3.0 million in a U.S. bank account, (viii) transactions with affiliates, (ix) changes to governing documents, (x) changes to certain agreements and leases and (xi) changes in control; however, certain of these restrictions contain exceptions which allow the Company to license, sell and monetize assets in its AAV-hAQP1 program in development to treat radiation induced xerostomia, its AAV-GAD program in development to treat Parkinson’s disease and its gene regulation platform technologies.

In connection with the Financing Agreement, the Company granted warrants to Perceptive to purchase up to (i) 400,000 ordinary shares of the Company at an exercise price of $15.00 per share and (ii) 300,000 ordinary shares of the Company at an exercise price of $20.00 per share. The warrants are exercisable immediately and expire on August 2, 2027. The Company recorded a debt discount of $2.3 million for the allocated fair value of the warrants.

The Company also capitalized certain lender and legal costs associated with the Financing Agreement totaling $2.1 million, which were recorded as a discount to the loan. The aggregate discount of $4.3 million is being amortized to interest expense over the term of the Financing Agreement. The Company amortized $0.2 million of the discount to interest expense during the three and nine months ended September 30, 2022. At September 30, 2022, the remaining unamortized discount was $4.2 million.

10. Commitments

There were no new material commitments entered into during the nine-month period ended September 30, 2022.

11. Subsequent Event

On November 9, 2022, the Company entered into a securities purchase agreement with JJDC pursuant to which the Company, in a private placement, agreed to issue and sell to JJDC an aggregate of 3,742,514 ordinary shares at a purchase price of $6.68 per share, for gross proceeds of approximately $25.0 million (the “Private Placement”).

In connection with the Private Placement, the Company intends to enter into a registration rights agreement whereby the Company will be obligated to prepare and file with the Securities and Exchange Commission a registration statement to register for resale the shares within 180 days of executing the registration rights agreement. The Company shall use reasonable best efforts to have the registration statement declared effective as soon as practicable.

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

We are an exempted company incorporated under the laws of the Cayman Islands in 2018, and prior to that, we commenced operations as MeiraGTx Limited, a private limited company incorporated under the laws of England and Wales in 2015. Our discussion of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). Since our formation, we have devoted substantially all of our resources to developing our technology platform, establishing our viral vector manufacturing facilities and our cGMP plasmid and DNA production facility and developing manufacturing processes, advancing the product candidates in our ophthalmology, salivary gland and neurodegenerative disease programs, building our intellectual property portfolio, organizing and staffing our Company, developing our business plan, raising capital, and providing general and administrative support for these operations. To date, we have financed our operations primarily with cash on hand, proceeds from the sales of our Series A ordinary shares, convertible preferred C shares and ordinary shares, debt financing and upfront and milestone payments in connection with the collaboration, option and license agreement with Janssen Pharmaceuticals, Inc. (“Janssen”), one of the Janssen Pharmaceuticals Companies of Johnson & Johnson (the “Collaboration Agreement”), which also provides us with research funding. Through September 30, 2022, we received gross proceeds of approximately $446.0 million from sales of our ordinary shares, Series A ordinary shares and convertible preferred C shares, $130.0 million from the Collaboration Agreement, and $75.0 million from the debt financing further described under “Liquidity and Capital Resources.” As of September 30, 2022, we had cash and cash equivalents of $114.7 million, as well as $23.7 million in receivables due from Janssen that we expect to collect in the fourth quarter of 2022, in connection with the Collaboration Agreement.

We are a clinical stage company and have not generated any product revenues to date. We have six clinical programs and a pipeline of preclinical programs. Since inception, we have incurred significant operating losses. Our net losses for the three-month periods ended September 30, 2022 and 2021 were $37.3 million and $25.9 million, respectively. For the nine-month periods ended September 30, 2022 and 2021, our net losses were $102.3 million and $69.6 million, respectively. As of September 30, 2022, we had an accumulated deficit of $442.9 million. We do not expect to generate revenue from sales of any products for several years, if at all. Under the Collaboration Agreement, we received an upfront payment in the amount of $100.0 million in March 2019 and a milestone payment in the amount of $30.0 million in December 2021. Additionally, pursuant to the Collaboration Agreement, we are eligible to receive research and development funding and additional potential milestone payments and royalties.

Our total operating expenses for the three-month periods ended September 30, 2022 and 2021 were $27.6 million and $29.5 million, respectively. For the nine-month periods ended September 30, 2022 and 2021, our total operating expenses were $96.5 million and $81.7 million, respectively. While we expect our operating expenses to increase in connection with our ongoing development activities related to our product candidates, including the ongoing Phase 3 Lumeos clinical trial of botaretigene sparoparvovec, formerly referred to as AAV-RPGR, for the treatment of patients with X-linked retinitis pigmentosa (XLRP) and the initiation of a Phase 3 clinical trial of AAV-RPE65 for the treatment of retinal dystrophy associated with mutations in the RPE65 gene, we believe that certain of these increases will be partially offset by the research funding in connection with the Collaboration Agreement. In addition, we expect to continue incurring increasing costs associated with our clinical activities for AAV-hAQP1 for the treatment of radiation-induced xerostomia and xerostomia associated with Sjogren’s syndrome, as well as for AAV-GAD for the treatment of Parkinson’s disease. We also incurred expenses during the nine-month period ended September 30, 2022 and expect to continue to incur expenses related to research activities in additional therapeutic areas to expand our pipeline, developing our potentially transformative gene regulation technology, hiring additional personnel in manufacturing, research, clinical operations, quality and other functional areas, and associated cash and share-based compensation expense, as well as the further development of internal manufacturing capabilities and capacity and other associated costs including the management of our intellectual property portfolio.

On November 9, 2022, we entered into a securities purchase agreement with Johnson and Johnson Innovation – JJDC, Inc., the investment arm of Johnson and Johnson (“JJDC”), pursuant to which we, in a private placement, agreed to issue and sell to JJDC an aggregate of 3,742,514 ordinary shares at a purchase price of $6.68 per share for gross proceeds of approximately $25.0 million (the “Private Placement”).

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

Based on our cash and cash equivalents at September 30, 2022 and the research funding and milestone payments we expect to receive under the Collaboration Agreement, together with the proceeds from the Private Placement, we estimate that such funds will be sufficient to enable us to fund our operating expenses and capital expenditure requirements into the fourth quarter of 2024. We have based these estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. See “Liquidity and Capital Resources.” Because of the numerous risks and uncertainties associated with the development of our product candidates, any future product candidates, our platform and technology and because the extent to which we may enter into collaborations with third parties for development of any of our product candidates is unknown, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidates.

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

Recent Development Highlights and Anticipated Milestones

Botaretigene Sparoparvovec for the Treatment of XLRP:

●	In October 2022, we presented positive data from the MGT009 Phase 1/2 clinical trial of the investigational gene therapy botaretigene sparoparvovec (formerly referred to as AAV-RPGR) for the treatment of patients with XLRP with disease-causing variants in the RPGR gene at the American Academy of Ophthalmology (AAO) 2022 Annual Meeting.
●	Treatment with botaretigene sparoparvovec was found to have an acceptable safety profile and was well-tolerated, with no dose-limiting events.[1]
●	Adverse events (AE) profile was anticipated and manageable, with most AEs related to the surgical delivery procedure, transient and resolved without intervention.[1] A total of three serious adverse events (SAEs) were observed in the overall Phase 1/2 MGT009 clinical study; two SAEs, which were previously reported, were observed in the dose-escalation phase of the study (n=10; one retinal detachment and one panuveitis in the low dose cohort), and a single additional SAE of increased intraocular pressure was observed in the dose escalation phase and resolved with treatment.[1]
●	Sustained or increased functional improvements were demonstrated at six months post-treatment in multiple endpoints across each of the three domains of vision -- retinal function, visual function, and functional vision -- in patients treated with botaretigene sparoparvovec when compared to the randomized untreated control arm of the study.[1]
●	Further sensitivity analysis was conducted on study participants by applying the Phase 3 LUMEOS (NCT04671433) study eligibility criteria that corroborated the endpoints selected for the Phase 3 study.[1] Currently, the LUMEOS study of botaretigene sparoparvovec for the treatment of patients with XLRP with disease-causing variants in the RPGR gene is actively dosing patients.

1 Michaelides, M et al. Ph1/2 AAV5-RPGR (Botaretigene Sparoparvovec) Gene Therapy Trial in RPGR-associated X-linked Retinitis Pigmentosa (XLRP). Abstract #30071754. Presented at the 2022 American Academy of Ophthalmology Annual Meeting.

AAV-hAQP1 for the Treatment of Grade 2/3 Radiation-Induced Xerostomia:

●	We plan to present data from all four cohorts (n=12) in the unilateral dose escalation Phase 1 AQUAx trial (NCT04043104) as well as data from the bilateral cohorts (n=12) in the fourth quarter of 2022.
●	We have met with regulatory agencies and are incorporating their feedback as we plan to initiate a randomized, double-blind, placebo-controlled Phase 2 study in the coming months with material manufactured in our cGMP facility in London, United Kingdom.

AAV-GAD for the Treatment of Parkinson’s Disease:

●	We are now dosing patients in the AAV-GAD Phase 1 study under a new IND using material manufactured in our cGMP facility in London, United Kingdom.
●	The objective of the AAV-GAD trial (NCT05603312) is to evaluate the safety and tolerability of AAV-mediated delivery of glutamic acid decarboxylase (GAD) gene transfer into the subthalamic nuclei (STN) of participants with Parkinson's disease.

Riboswitch Gene Control Platform:

●	We presented new data from our gene control platforms at the European Society of Gene and Cell Therapy (ESGCT) Annual Congress in October 2022, including our gene regulation technology applied to cell therapy for the first time, in this case the regulation of CAR-Ts.
●	Our next generation riboswitch-based gene regulation platform can be used to precisely control gene expression with an unprecedented dynamic range using novel, synthetic and orally delivered small molecules.

Gene Therapy Manufacturing:

●	Our wholly-owned facilities have now produced GMP clinical trial material for 6 different indications, using multiple AAV serotypes, including administration into the eye, salivary gland and central nervous system.
●	We believe that bringing all aspects of testing and vector production in-house reduces regulatory risk, ensures the highest quality of products, lowers costs, and helps avoid bottlenecks in clinical development.
●	In addition to our 30,000-square-foot facility in London, we now have a 150,000-square-foot plant in Shannon, Ireland which contains three facilities: one built to be flexible and scalable for viral vector production, another to manufacture plasmid DNA – the critical starting material for producing gene therapy products – and third, a Quality Control (QC) hub performing advanced biochemical quality control testing appropriate for commercialization.

Investment by JJDC:

●	On November 9, 2022, JJDC purchased $25 million of our ordinary shares in the Private Placement at the closing price of $6.68 per share.

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

Results of Operations

Comparison of Three Months Ended September 30, 2022 and 2021

	2022	2021	Change

	(in thousands)
License revenue - related party	$4,816	$6,948	$(2,132)
Operating expenses:
General and administrative	10,762	7,887	2,875
Research and development	16,862	21,613	(4,751)
Total operating expenses	27,624	29,500	(1,876)
Loss from operations	(22,808)	(22,552)	(256)
Other non-operating income (expense)
Foreign currency loss	(12,838)	(3,367)	(9,471)
Interest income	288	33	255
Interest expense	(1,892)	(59)	(1,833)
Fair value adjustment	(34)	—	(34)
Net loss	(37,284)	(25,945)	(11,339)
Other comprehensive income:
Foreign currency translation gain	8,772	2,669	6,103
Total comprehensive loss	$(28,512)	$(23,276)	$(5,236)

License Revenue

License revenue was $4.8 million for the three months ended September 30, 2022, compared to $6.9 million for the three months ended September 30, 2021. This decrease represents decreased amortization of the $100.0 million upfront payment as well as amortization of the $30.0 million milestone payment received in connection with the Collaboration Agreement.

General and Administrative Expenses

General and administrative expenses were $10.8 million for the three months ended September 30, 2022, compared to $7.9 million for the three months ended September 30, 2021. The increase of $2.9 million was primarily due to an increase of $0.9 million in consulting fees, $0.7 million in rent and facilities costs due to additional allocations to research and development, $0.6 million in legal and accounting fees, $0.6 million in share-based compensation, $0.3 million in payroll and payroll-related costs and $0.1 million in depreciation. These increases were partially offset by a decrease of $0.3 million in insurance costs.

Research and Development Expenses

Research and development expenses for the three months ended September 30, 2022 were $16.9 million, compared to $21.6 million for the three months ended September 30, 2021. The decrease of $4.7 million was primarily due to a decrease of $0.6 million in license fees, $0.4 million in rent and facilities costs, $0.9 million reduction of the estimated research and development tax credit refund and an increase of $7.1 million in research funding provided under our Collaboration Agreement with Janssen. These decreases were partially offset by an increase of $1.3 million in payroll and payroll-related costs, $1.0 million in share-based compensation, $1.0 million in costs related to the manufacture of material for our clinical trials and $1.0 million in costs related to our pre-clinical research and clinical trials.

Foreign Currency Loss

Foreign currency loss was $12.8 million for the three months ended September 30, 2022 compared to a loss of $3.4 million for the three months ended September 30, 2021. The increase in the loss of $9.4 million was primarily due to an unrealized loss on the quarterly valuation of our intercompany payables and receivables due to the strengthening of the U.S. dollar against the pound sterling and euro during the three months ended September 30, 2022.

Interest Expense

Interest expense was $1.9 million for the three months ended September 30, 2022 compared to $0.1 million for the three months ended September 30, 2021. The increase of $1.8 million was primarily due to the interest accrued and amortization of the debt discount in connection with the Initial Loan entered into on August 2, 2022.

Fair Value Adjustments

Fair value adjustment was $0.03 million for the three months ended September 30, 2022. There was no fair value adjustment for the three months ended September 30, 2021. The adjustment relates to 40,138 ordinary shares that are to be issued 18 months following our acquisition of Bullseye Therapeutics, Inc. on October 4, 2021, provided that we do not submit certain indemnification claims under the merger agreement. The 40,138 ordinary shares were valued as a liability at a fair value of $0.3 million on June 30, 2022. The liability was revalued to $0.33 million based upon the closing price of the Company’s ordinary shares of $8.41 per share on September 30, 2022.

Other Comprehensive Income – Foreign Currency Translation Gain

Foreign currency translation adjustments resulted in a translation gain of $8.8 million for the three months ended September 30, 2022 compared to a translation gain of $2.7 million for the three months ended September 30, 2021. The increase in the gain of $6.1 million was primarily due to a strengthening of the U.S. dollar against the pound sterling and euro during the three months ended September 30, 2022.

Comparison of Nine Months Ended September 30, 2022 and 2021

	2022	2021	Change

	(in thousands)
License revenue - related party	$21,208	$16,658	$4,550
Operating expenses:
General and administrative	32,548	28,214	4,334
Research and development	63,960	53,512	10,448
Total operating expenses	96,508	81,726	14,782
Loss from operations	(75,300)	(65,068)	(10,232)
Other non-operating income (expense)
Foreign currency loss	(25,911)	(4,600)	(21,311)
Interest income	345	188	157
Interest expense	(2,051)	(169)	(1,882)
Fair value adjustment	615	—	615
Net loss	(102,302)	(69,649)	(32,653)
Other comprehensive income:
Foreign currency translation gain	18,062	1,991	16,071
Total comprehensive loss	$(84,240)	$(67,658)	$(16,582)

License Revenue

License revenue was $21.2 million for the nine months ended September 30, 2022, compared to $16.7 million for the nine months ended September 30, 2021. This increase represents increased amortization of the $100.0 million upfront payment received as well as amortization of the $30.0 million milestone payment received in connection with the Collaboration Agreement.

General and Administrative Expenses

General and administrative expenses were $32.5 million for the nine months ended September 30, 2022, compared to $28.2 million for the nine months ended September 30, 2021. The increase of $4.3 million was primarily due to increases of $3.0 million in share-based compensation, $1.3 million in consulting fees, $0.8 million in legal and accounting fees, $0.6 million in payroll and payroll-related costs, $0.3 million in depreciation and $0.1 million in other office related costs. These increases were partially offset by decreases of $1.0 million in insurance and $0.8 million in rent and facilities costs due to additional allocations to research and development during the nine months ended September 30, 2021.

Research and Development Expenses

Research and development expenses for the nine months ended September 30, 2022 were $64 million, compared to $53.5 million for the nine months ended September 30, 2021. The increase of $10.5 million was primarily due to an increase of $6.2 million in costs related to our pre-clinical research and clinical trials, $5.1 million in payroll and payroll-related costs, $3.5 million in share-based compensation, $2.9 million of costs related to the manufacture of material for our clinical trials, $1.9 million in rent and facilities costs, $0.2 million in depreciation and $0.3 million in other research and development costs. These increases were partially offset by decreases of $2.3 million in license fees, $0.9 million reduction of the estimated research and development tax credit refund, and an increase of $6.4 million in research funding provided under our Collaboration Agreement with Janssen.

Interest Expense

Interest expense was $2.1 million for the nine months ended September 30, 2022 compared to $0.2 million for the nine months ended September 30, 2021. The increase of $1.9 million was primarily due to the interest accrued and amortization of the debt discount in connection with the Initial Loan entered into on August 2, 2022.

Foreign Currency Loss

Foreign currency loss was $25.9 million for the nine months ended September 30, 2022 compared to a loss of $4.6 million for the nine months ended September 30, 2021. The increase in the loss of $21.3 million was primarily due to an unrealized loss on the quarterly valuation of our intercompany payables and receivables due to the strengthening of the U.S. dollar against the pound sterling and euro during the nine months ended September 30, 2022.

Other Comprehensive Income – Foreign Currency Translation Gain

Foreign currency translation adjustments resulted in a translation gain of $18.1 million for the nine months ended September 30, 2022 compared to a translation gain of $2.0 million for the nine months ended September 30, 2021. The increase in the gain of $16.1 million was due to a strengthening of the U.S. dollar against the pound sterling and euro during the nine months ended September 30, 2022.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses. For the nine months ended September 30, 2022, we used $56.8 million in cash flows from operations. We did not generate positive cash flows from operations during the period and there are no assurances that we will generate positive cash flows in the future. Additionally, there are no assurances that we will be successful in obtaining an adequate level of financing for the development and commercialization of our product candidates. We expect to incur significant expenses and operating losses for the foreseeable future as we advance the preclinical and clinical development of our product candidates. We expect that our research and development and general and administrative costs will increase in connection with conducting preclinical studies and clinical trials for our product candidates, building out internal capacity to have products manufactured to support preclinical studies and clinical trials, expanding our intellectual property portfolio, and providing general and administrative support for our operations. In addition, on August 4, 2020 we entered into agreements to acquire our second cGMP viral vector manufacturing facility and our first cGMP plasmid and DNA production facility in Shannon, Ireland to expand our manufacturing and supply chain capabilities. We closed on the acquisition of the first building in August 2020 and on the second building in January 2021. As a result of these incurred and expected costs, we will need additional capital to fund our operations, which we may obtain from additional equity or debt financings, collaborations, licensing arrangements, or other sources.

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

Additionally, on August 2, 2022, we, as borrower, and our wholly-owned subsidiaries MeiraGTx UK II Limited and MeiraGTx Ireland DAC, as guarantors (the “Subsidiary Guarantors”), entered into a senior secured financing arrangement (the “Financing Agreement”) by and among us, the Subsidiary Guarantors, the lenders and other parties from time to time party thereto and Perceptive Credit Holdings III, LP, as administrative agent and lender (“Perceptive”).

The Financing Agreement provides for an initial $75.0 million term loan (the “Initial Loan”), and we may request an additional $25.0 million term loan tranche to be made available at Perceptive’s sole discretion before August 2, 2024 (the “Discretionary Loan”, together with the Initial Loan, the “Loans”). The Financing Agreement matures on August 2, 2026 and is interest-only during the term. We have the option to prepay outstanding principal borrowings at any time along with an applicable early prepayment fee. Outstanding borrowings under the Financing Agreement bear interest at a fluctuating rate per annum equal to 10.00% plus the secured overnight financing rate administered by the Federal Reserve Bank of New York for a one-month tenor, subject to a 1.00% floor.

Our obligations under the Financing Agreement are secured by our London, UK and Shannon, Ireland manufacturing facilities, $3 million of our cash and the bank accounts of the Subsidiary Guarantors, and the issued and outstanding equity interests of the Subsidiary Guarantors.

The Financing Agreement imposes covenants that include, among other things, enrolling in a Phase III trial for AAV-RPGR on or before June 30, 2023, and ensuring the Company’s Shannon manufacturing facility meets or satisfies all applicable good manufacturing practice requirements on or before December 31, 2023, as well as various restrictions on us and the Subsidiary Guarantors, including restrictions pertaining to: (i) the incurrence of additional indebtedness, (ii) limitations on liens, (iii) limitations on certain investments, (iv) making distributions, dividends and other payments, (v) mergers, consolidations and acquisitions, (vi) dispositions of assets, (vii) our maintenance of at least $3 million in a U.S. bank account, (viii) transactions with affiliates, (ix) changes to governing documents, (x) changes to certain agreements and leases and (xi) changes in control; however, certain of these restrictions contain exceptions which allow us to license, sell and monetize assets in our AAV-hAQP1 program in development to treat radiation-induced xerostomia, our AAV-GAD program in development to treat Parkinson’s disease and our gene regulation platform technologies.

In connection with the Financing Agreement, we granted warrants (the “Warrants”) to Perceptive to purchase up to (i) 400,000 ordinary shares of the Company at an exercise price of $15.00 per share and (ii) 300,000 ordinary shares of the Company at an exercise price of $20.00 per share. The Warrants will expire on August 2, 2027.

Based on our current cash and cash equivalents at September 30, 2022 and the research funding we expect to receive under the Collaboration Agreement, together with the proceeds from the Private Placement, we estimate that we will be able to fund our operating expenses and capital expenditure requirements into the fourth quarter of 2024. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect.

Cash Flows

As of September 30, 2022, we had $114.7 million of cash and cash equivalents.

The following table summarizes our sources and uses of cash and cash equivalents for the period presented:

	For the Nine Months Ended September 30,
	2022	2021

	(in thousands)
Net cash used in operating activities	$(56,831)	$(29,358)
Net cash used in investing activities	(36,471)	(36,348)
Net cash provided by financing activities	70,367	413
Net decrease in cash and cash equivalents	$(22,935)	$(65,293)

Operating Activities

During the nine months ended September 30, 2022, our cash used in operating activities of $56.8 million was primarily due to a net loss of $102.3 million as we incurred expenses associated with research activities on our clinical programs, manufacturing of our clinical trial materials, preclinical research programs and general and administrative expenses. The net loss included non-cash charges of $53.5 million, which consisted primarily of $21.8 million of share-based compensation, $25.9 million of a foreign currency loss, $6.4 million of depreciation and amortization, which was partially offset by a decrease of $0.6 million of a fair value adjustment. Additionally, operating assets, consisting of accounts receivable-related party, prepaid expenses, tax incentive receivable, other current assets and other assets, decreased by $2.0 million and operating liabilities, consisting of accounts payable, accrued expenses, other current liabilities and deferred revenue – related party, decreased by $10.0 million.

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

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2022 of $36.5 million consisted of purchases of property and equipment for our manufacturing, laboratory and process development facilities and buildout costs of our new facilities.

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

Financing Activities

Net cash provided by financing activities was $70.4 million for the nine months ended September 30, 2022, which consisted primarily of $73.0 million from the net proceeds from the Initial Loan, and $0.2 million in proceeds from the exercise of share options, which was partially offset by the payment of $2.8 million to cover tax withholding obligations upon the vesting of restricted share unit awards.

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

Foreign Currency Exchange Risk

We currently operate in the United States, the United Kingdom, the Netherlands, Ireland and Belgium. Our activities in these countries expose us to currency exchange rate fluctuations, primarily between the U.S. Dollar and the British pound sterling and euro. When the U.S. Dollar strengthens against these currencies, the U.S. Dollar value of non-U.S. Dollar based losses increases. To the extent that our international activities recorded in local currencies increase in the future, our exposure to fluctuations in currency exchange rates will correspondingly increase. As of September 30, 2022, we did not hold any foreign currency forward contracts. With respect to our foreign currency exposures as of September 30, 2022, we estimate a 10% unfavorable movement in foreign currency exchange rates would have the effect of creating an additional foreign currency loss of approximately $21.3 million within other non-operating income (expense) for the nine months ended September 30, 2022.

Interest Rate Risk

We are exposed to market risk as a result of changes in interest rates applicable to borrowings under our Financing Agreement. Borrowings under the Financing Agreement bear interest at a fluctuating rate per annum equal to 10.00% plus the secured overnight financing rate (“SOFR”) administered by the Federal Reserve Bank of New York for a one-month tenor, subject to a 1.00% floor. See Note 9 to our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q. We may use interest rate cap derivatives, interest rate swaps or other interest rate hedging instruments to economically hedge and manage interest rate risk with respect to our variable floating rate debt. As of September 30, 2022, the annual interest rate was 13.04% and the outstanding balance of the term loan was $75.0 million. Assuming no change in the outstanding borrowings under the Financing Agreement, we estimate that a hypothetical 1% increase in the SOFR would increase our annual interest expense by approximately $0.8 million as of September 30, 2022.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are a clinical stage company with limited operating history. We were formed and began operations in 2015. We have never been profitable and do not expect to be profitable in the foreseeable future. We have incurred net losses since inception, including net losses of approximately $102.3 million and $69.6 million for the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022, we had an accumulated deficit of approximately $442.9 million. Since our inception, we have devoted substantially all of our resources to developing our technology platform, establishing our viral vector manufacturing facilities and plasmid and DNA production facility, developing manufacturing processes, advancing the product candidates in our ophthalmology, salivary gland and neurodegenerative disease programs, research and development activities, building our intellectual property portfolio, organizing and staffing our company, developing our business plans, raising capital, securing debt financing and providing general and administrative support for these operations. We have not yet demonstrated an ability to successfully complete large-scale, pivotal clinical trials, obtain marketing approval, manufacture product at a commercial scale, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Given the length of time typically needed to develop a new drug from the time it enters Phase 1 clinical trials to when it is approved for treating patients, predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing genetic medicine products.

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

Our operations have consumed significant amounts of cash since inception. As of September 30, 2022, our cash and cash equivalents were $114.7 million. In addition, we expect to receive $23.7 million in receivables which we expect to collect in the fourth quarter of 2022 from Janssen in connection with the Collaboration Agreement. Based on our cash and cash equivalents at September 30, 2022 and the research funding and milestone payments we expect to receive under the Collaboration Agreement, together with the proceeds from the Private Placement, we estimate that such funds will be sufficient to enable us to fund our operating expenses and capital expenditure requirements into the fourth quarter of 2024. This estimate is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances could cause us to spend more than expected or consume capital significantly faster than we currently anticipate, such as inflation or other factors that may significantly increase our business costs. Because the length of time and activities associated with successful development of our product candidates is uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:

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

On August 2, 2022, we and the Subsidiary Guarantors entered into the Financing Agreement with Perceptive for the Initial Loan of $75 million, with an additional Discretionary Loan of $25 million available at our request and at Perceptive’s sole discretion before August 2, 2024. The Loans incur interest, subject to certain provisions therein, at a fluctuating rate per annum equal to 10.00% plus the secured overnight financing rate administered by the Federal Reserve Bank of New York for a one-month tenor, subject to a 1.00% floor. The Financing Agreement matures on August 2, 2026 and is interest-only during the term. The Financing Agreement also contains various restrictions and covenants, including, among other things, covenants regarding the incurrence of additional indebtedness, limitations on liens, limitations on certain investments, limitations on making distributions, dividends and other payments, mergers, consolidations and acquisitions, dispositions of assets, maintenance of at least $3.0 million in a U.S. bank account, transactions with affiliates, changes to governing documents, changes to certain agreements and leases and changes in control. Our obligations under the Financing Agreement are secured by our London, UK and Shannon, Ireland manufacturing facilities, $3 million of our cash and the bank accounts of the Subsidiary Guarantors, and the issued and outstanding equity interests of the Subsidiary Guarantors.

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

As a result of the COVID-19 pandemic, we have at times restricted onsite activities, and may continue to restrict onsite activities, to manufacturing functions, laboratory research and certain support activities. We have also experienced some delays in enrolling, treating and monitoring patients in our clinical trials, as well as limited supply chain disruptions. We may experience other disruptions from the COVID-19 pandemic or other pandemic, epidemic or outbreak of an infectious disease that could severely impact our business, preclinical studies, clinical trials and laboratory and manufacturing activities, including:

●	delays or difficulties in enrolling patients in our clinical trials;
●	delays or difficulties in clinical site initiation, including difficulties in recruiting clinical site investigators and clinical site staff;
●	diversion of healthcare resources away from the conduct of clinical trials, including the diversion of hospitals serving as our clinical trial sites and hospital staff supporting the conduct of our clinical trials;
●	interruption of key clinical trial activities, such as clinical trial site data monitoring, due to limitations on travel imposed or recommended by federal, state, local or foreign governments, employers and others, or interruption of clinical trial subject visits and study procedures, which may impact the integrity of subject data and clinical study endpoints;
●	interruption or delays in the operations of the FDA, MHRA, EMA or other regulatory authorities, which may impact review and approval timelines;

●	interruption of, or delays in, the manufacturing of our product candidates due to staffing shortages, governmental restrictions relating to on-site activities, production slowdowns or stoppages and supply chain disruptions;
●	slowdowns or problems with the development and completion of our new manufacturing facilities in Shannon, Ireland;
●	interruptions in preclinical studies due to restricted or limited operations at our laboratory facilities;
●	limitations on employee resources that would otherwise be focused on the conduct of our preclinical studies and clinical trials, including because of sickness of employees or their families or the desire of employees to avoid contact with large groups of people; and
●	interruption or delays to our sourced discovery and clinical activities.

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

We currently have relationships with a limited number of suppliers for the manufacturing of plasmid, a component of our viral vectors and product candidates. We completed the fit-out of our first cGMP manufacturing facility in early 2018 and we completed the acquisition of the buildings for our second cGMP viral vector manufacturing facility and our first cGMP plasmid and DNA production facility in Shannon, Ireland in January 2021 to expand our manufacturing and supply chain capabilities. However, if we experience slowdowns or problems with our completed facility or the development and completion of our new facilities and are unable to establish or scale our internal manufacturing capabilities, we will need to continue to contract with manufacturers that can produce the preclinical, clinical and commercial supply of our products. Each supplier may require licenses to manufacture such components if such processes are not owned by the supplier or in the public domain and we may be unable to transfer or sublicense the intellectual property rights we may have with respect to such activities.

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

In addition to our existing manufacturing facility in London, United Kingdom, we may lease, operate, purchase, or construct additional facilities to conduct expanded manufacturing or other related activities in the future. In January 2021, we completed the acquisition of the buildings for our second cGMP viral vector manufacturing facility and our first cGMP plasmid and DNA production facility in Shannon, Ireland. Expanding our manufacturing capacity to produce the preclinical, clinical and commercial supply of our products and their components will require completing the development and completion of our new facilities in Ireland, substantial additional expenditures, time, and various regulatory approvals and permits, all of which may be impacted by the COVID-19 pandemic. Further, we will need to hire and train significant numbers of employees and managerial personnel to staff our expanding manufacturing and supply chain operations, including in our new facilities in Ireland. Start-up costs can be large and may exceed our expectations, and scale-up entails significant risks related to process development and manufacturing yields. In addition, we may face difficulties or delays in developing or acquiring the necessary production equipment and technology to manufacture sufficient quantities of our product candidates for use in clinical trials and, should they be approved, to supply the commercial market at reasonable costs and in compliance with applicable regulatory requirements. We may not successfully expand or establish sufficient manufacturing capabilities or manufacture our products economically or in compliance with cGMP and other regulatory requirements, and we and our collaborators may not be able to build or procure additional capacity in the required timeframe to meet the requirements of our clinical programs or to meet potential commercial demand for our product candidates. This could also delay or require us to discontinue one or more of our clinical development programs or could interfere with our efforts to successfully commercialize our products. As a result, our business, prospects, operating results, and financial condition could be materially harmed.

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

We produce our product candidates in our cGMP viral vector manufacturing facility completed in early 2018 and we completed the acquisition of the buildings for our second cGMP viral vector manufacturing facility and our first cGMP plasmid and DNA production facility in Shannon, Ireland in January 2021 to expand our manufacturing and supply chain capabilities. However, if our current facility is damaged, suffers any form of delay or regulatory challenges, we experience slowdowns or problems with the development and completion of our new facilities or we are unable to scale our internal manufacturing capabilities to meet demand for our product candidates, we will need to contract with third-party manufacturers to produce our product candidates. While we now have our own plasmid manufacturing capabilities in our Shannon, Ireland facilities, we may also rely on third-party manufacturers from time to time for the manufacture of plasmid used in the production of some of our product candidates. We do not have a long-term supply agreement with any of the third-party manufacturers, and we purchase our required supply on a purchase order basis.

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

As of September 30, 2022, we had 361 employees. We expect to continue to significantly expand our organization, including hiring and training significant numbers of employees and managerial personnel to staff our expanding manufacturing and supply chain operations in our new facilities in Ireland. We may have difficulty identifying, hiring and integrating new personnel. Future growth would impose significant additional responsibilities on our management, including the need to identify, recruit, maintain, motivate and integrate additional employees, consultants and contractors. Also, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If our management is unable to effectively manage our expected growth, our expenses may increase more than expected, our potential ability to generate revenue could be reduced and we may not be able to implement our business strategy. Many of the biotechnology companies that we compete against for qualified personnel and consultants have greater financial and other resources, different risk profiles and a longer history in the industry than we do. If we are unable to continue to attract and retain high-quality personnel and consultants, the rate and success at which we can discover and develop product candidates and operate our business will be limited.

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

Brexit has created additional administrative burdens that are likely to result in disruptions to and uncertainty surrounding our planned clinical trials and activities in the UK and the EU, which may impact relationships with our existing and prospective customers, partners, vendors and employees. Already, various benefits of membership no longer apply to the UK for clinical trials, such that, for example, UK sponsored trials that span several EU countries now need to have an individual or organization in the EU to act as a legal representative, or sponsor and it is unclear whether the UK will have access to new EU clinical trial databases such as the Clinical Trial Information System (the centralized EU Portal for clinical trial information storage) going forward. Additionally, new rules apply to the import of investigational medicinal products from the EU and EEA to Great Britain.

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

As of September 30, 2022, our executive officers, directors and shareholders who owned more than 5% of our outstanding ordinary shares and their respective affiliates, in the aggregate, hold ordinary shares representing approximately 43.0% of our outstanding ordinary shares. In addition, in connection with the Financing Agreement, we issued to Perceptive, our largest shareholder that has a director serving on our board, warrants to purchase an aggregate of 700,000 of our ordinary shares.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith

4.1	Form of Warrant Agreement, dated August 2, 2022, issued by MeiraGTx Holdings plc to certain warrant holders.					*

10.1†

Credit Agreement and Guaranty, dated August 2, 2022, by and among MeiraGTx Holdings plc, as borrower, MeiraGTx UK II Limited and MeiraGTx Ireland DAC, as guarantors, the lenders and other parties from time to time party thereto and Perceptive Credit Holdings III, LP, as administrative agent and lender.

*

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**

101.INS	Inline XBRL Instance Document					*

101.SCH	Inline XBRL Taxonomy Extension Schema Document					*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*

104	Cover Page Interactive Data File (Formatted in Inline XBRL and contained in exhibit 101)					*

*     Filed herewith.

**   Furnished herewith.

†	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MeiraGTx Holdings plc (Registrant)

Date: November 10, 2022	By:	/s/ Alexandria Forbes
Alexandria Forbes
Chief Executive Officer
(principal executive officer and authorized signatory)

Date: November 10, 2022	By:	/s/ Richard Giroux
Richard Giroux
Chief Financial Officer and Chief Operating Officer
(principal financial officer and principal accounting officer)