Form 10-K
period 2022-12-31
MeiraGTx Holdings plc
filed 2023-03-14
CIK 1735438

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2022, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the registrant’s ordinary shares held by non-affiliates of the registrant was approximately $242,659,643 (based upon the closing sale price of the registrant’s ordinary shares on that date on the Nasdaq Global Select Market).

As of March 8, 2023, the registrant had 48,666,263 ordinary shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to its 2023 annual shareholder meeting to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2022 are incorporated herein by reference in Part III of this Annual Report on Form 10-K.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (the “Form 10-K”) contains forward-looking statements that can involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Form 10-K, including statements regarding our future results of operations and financial position, business strategy, financing arrangements, prospective products, product approvals, research and development costs, future revenue, timing and likelihood of success, plans and objectives of management for future operations, future results of anticipated products and prospects, plans and objectives of management are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

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

RISK FACTOR SUMMARY

We are providing the following summary of the principal risk factors contained in this Form 10-K to enhance the readability and accessibility of our risk factor disclosures. We encourage you to carefully review in their entirety the full risk factors set forth in the section of this Form 10-K captioned “Item 1A. Risk Factors” for additional information regarding the material factors that make an investment in our ordinary shares speculative or risky. These risks and uncertainties include, among others, the following:

●	We have incurred significant losses since inception and anticipate that we will incur continued losses for the foreseeable future, and may never achieve or maintain profitability.
●	We will require additional capital to fund our operations, which may not be available on acceptable terms, if at all.
●	We may not have sufficient cash flows or cash on hand to satisfy our debt obligations or covenants under our financing arrangements, or we may not be able to effectively manage our business in compliance with such covenants.
●	We are heavily dependent on the success of our Most Advanced Product Candidates (as defined in “Item 1A. Risk Factors”), which are still in development, and if none of them receive regulatory approval or are successfully commercialized, our business may be harmed.
●	COVID-19 has impacted and may continue to impact our business, and any other pandemic, epidemic or outbreak of an infectious disease may materially and adversely impact our business, including our preclinical studies, clinical trials, manufacturing capabilities and regulatory approvals.
●	It is difficult to predict the time and cost of product candidate development on our novel gene therapy platform. Very few gene therapies have been approved in the United States or in Europe.
●	Because gene therapy is novel and the regulatory landscape that governs any product candidates we may develop is uncertain and may change, we cannot predict the time and cost of obtaining regulatory approval, if we receive it at all, for any product candidates we may develop.
●	Clinical trials are expensive, time-consuming, difficult to design and implement, and involve an uncertain outcome. Further, we may encounter substantial delays in our clinical trials.
●	The affected populations for our product candidates may be smaller than we or third parties currently project, which may affect the addressable markets for our product candidates.
●	We and our contract manufacturers for plasmid are subject to significant regulation with respect to manufacturing our products. Our manufacturing facilities and the third-party manufacturing facilities which we rely on may not continue to meet regulatory requirements and have limited capacity.
●	Enacted and future healthcare legislation may increase the difficulty and cost for us to obtain marketing approval of and commercialize our product candidates and may affect the prices we may set.
●	We are subject to government regulation and other legal obligations relating to privacy and data protection. Compliance with these requirements is complex and costly. Failure to comply could materially harm our business.

●	We face significant competition in an environment of rapid technological change, and there is a possibility that our competitors may achieve regulatory approval before us or develop therapies that are safer or more advanced or effective than ours, which may harm our financial condition and our ability to successfully market or commercialize any product candidates we may develop.
●	We depend on proprietary technology licensed from others. If we lose our existing licenses or are unable to acquire or license additional proprietary rights from third parties, we may not be able to continue developing our product candidates.
●	If we are unable to obtain and maintain patent protection for our technology and product candidates or if the scope of the patent protection obtained is not sufficiently broad, we may not be able to compete effectively in our markets.
●	We may need to expand our organization, and we may experience difficulties in managing this growth, which could disrupt our operations.
●	Our future success depends on our ability to retain our key personnel and to attract, retain and motivate qualified personnel.

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

PART I

ITEM 1. BUSINESS

Overview

We are a vertically integrated, clinical stage gene therapy company with six programs in clinical development and a broad pipeline of preclinical and research programs. We have core capabilities in viral vector design and optimization and gene therapy manufacturing, as well as a potentially transformative gene regulation platform technology that allows precise, dose responsive control of gene expression by oral small molecules with dynamic range that can exceed 5000-fold. Led by an experienced management team, we have taken a portfolio approach by licensing, acquiring and developing technologies that give us depth across both product candidates and indications. The Company’s initial focus is on three distinct areas of unmet medical need: ocular diseases, including both inherited retinal diseases as well as large degenerative ocular diseases, neurodegenerative diseases and severe forms of xerostomia. Though initially focusing on the eye, central nervous system and salivary gland, we intend to expand our focus in the future to develop additional gene therapy treatments for patients suffering from a range of serious diseases.

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

We have expanded our manufacturing capabilities with our second, large scale cGMP viral vector manufacturing facility and our first cGMP plasmid and DNA production facility in Shannon, Ireland. Coming online in 2022 and stretching over 150,000 square feet, it is the first commercial-scale gene therapy manufacturing site in Ireland and is unique in its scale and integrated capabilities. The site contains three facilities, one built to be flexible and scalable for viral vector production for clinical and commercial supply, in addition, a facility to manufacture plasmid DNA – the critical starting material for producing gene therapy products – and thirdly, a Quality Control (QC) hub performing advanced biochemical quality control testing for MeiraGTx clinical and commercial programs. We completed the acquisition of the facilities in January 2021. We believe the completion of our second viral vector manufacturing facility and bringing cGMP plasmid and DNA production in-house will provide greater flexibility and efficiency as we advance our product candidates through development, and should they be approved, commercial production.

We have also established a comprehensive platform for the efficient clinical development of the next generation of gene therapies and manufacturing in accordance with cGMP. Our deep understanding of disease models informs our development of potency assays for the cGMP production of our product candidates, and our teams experienced in viral vector design and optimization work closely with our process development team to design viral vectors and develop proprietary production cell lines for efficient scaling of manufacturing processes. Our wholly-owned facilities have now produced GMP clinical trial material for six different indications, using multiple AAV serotypes, including administration into the eye, salivary gland and central nervous system.

We are also developing a potentially transformative technology to precisely and specifically control gene therapy expression levels via dose-response to orally delivered small molecules. The aim of this gene regulation platform technology is to transform gene therapy into a generalizable delivery mechanism for biologic drugs using a small molecule “switch” for temporal control. We believe the capacity for temporal control of gene therapy products has the potential to transform the gene therapy landscape by opening up new treatment possibilities.

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

A summary of our product candidates and the status of such product candidates as of March 1, 2023 is described below. We retain worldwide development and commercialization rights to all of our product candidates, with the exception of AAV-CNGB3, AAV-CNGA3 and botaretigene sparoparvovec, formerly referred to as AAV-RPGR, which are subject to a strategic Collaboration, Option and License Agreement (the “Collaboration Agreement”) that we executed with Janssen Pharmaceuticals, Inc. (“Janssen”), one of the Janssen Pharmaceutical Companies of Johnson & Johnson, on January 30, 2019.

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

Our Ophthalmology Programs

Eye diseases are our first area of clinical focus and we aim to provide treatments with durable, long-term clinical benefit that will halt vision loss in patients. We are actively dosing patients in our Phase 3 Lumeos clinical trial for botaretigene sparoparvovec for the treatment of X-linked retinitis pigmentosa related to mutations in the RPGR gene, or XLRP-RPGR. We also have three Phase 1/2 clinical programs targeting IRDs, including AAV-CNGB3 and AAV-CNGA3 for the treatment of achromatopsia, or ACHM, related to mutations in CNGB3 and CNGA3 genes, respectively, and AAV-RPE65 for retinal dystrophy related to mutations in the RPE65 gene, or RPE65 deficiency. We have completed enrollment and dosing in all three of these programs. In addition to these four programs, AAV-AIPL1 has been manufactured and released for compassionate use under an MHRA specials license in the United Kingdom, or UK, to treat patients with Leber congenital amaurosis 4, or LCA4, caused by mutations in the AIPL1 gene. In addition to these clinical programs in IRDs, we have preclinical programs that apply novel approaches to both wet and dry AMD, glaucoma and uveitis, as well as several other IRDs including retinol dehydrogenase 12, or RDH12, mutation-associated retinal dystrophy.

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

In the dose escalation portion of the Phase 1/2 trial, we enrolled 13 patients, including 10 young adults and 3 children. After we completed dosing patients in the dose escalation portion of the study, we enrolled patients in the randomized, controlled, extension portion of the Phase 1/2 trial. We disclosed six-month data from the dose escalation portion of the study as a late-breaker at the American Society of Retina Specialists 2020 Virtual Annual Meeting in July 2020, nine-month data at EURETINA 2020 Virtual Congress in October 2020 and twelve-month data at the American Academy of Ophthalmology, or AAO, 2020 Virtual Annual Meeting in November 2020. Data from each time point revealed that patients treated with low (n=3) and intermediate (n=4) dose botaretigene sparoparvovec experienced statistically significant improvement in retinal sensitivity. Nine-month data also indicated significant improvement in vision-guided mobility, and at 12-months, six of seven patients continued to show improved or stable vision in the treated eye. Each patient was treated with subretinal delivery of botaretigene sparoparvovec in one eye and the patient’s other eye served as an untreated control. The primary endpoint of the trial is safety, with secondary endpoints assessing changes in visual function at pre-specified timepoints post-treatment. Baseline values were determined in triplicate.

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

We also disclosed positive data from the Phase 1/2 clinical trial at the AAO 2022 Annual Meeting in October 2022. Treatment with botaretigene sparoparvovec was found to be generally safe and well-tolerated, with no dose-limiting events. Adverse events profile was anticipated and manageable, with most adverse events related to the surgical delivery procedure, transient and resolved without intervention. A total of three serious adverse events were observed in the overall Phase 1/2 clinical study; two serious adverse events, which were previously reported, were observed in the dose-escalation phase of the study (n=10; one retinal detachment and one panuveitis in the low dose cohort), and a single additional serious adverse event of increased intraocular pressure was observed in the dose escalation phase and resolved with treatment. Sustained or increased functional improvements were demonstrated at six months post-treatment in multiple endpoints across each of the three domains of vision -- retinal function, visual function, and functional vision --

in patients treated with botaretigene sparoparvovec when compared to the randomized untreated control arm of the study.

We are actively dosing patients in our Phase 3 Lumeos clinical trial, a randomized, controlled study of botaretigene sparoparvovec for the treatment of XLRP associated with variants in the RPGR gene.

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

We continue to evaluate the initiation of a Phase 3 clinical trial for AAV-RPE65.

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

We received orphan drug designation from the FDA as well as orphan medicinal product designation from the European Commission for AAV-RDH12 for the treatment of RDH12-associated retinal dystrophy.

We currently have an ongoing natural history study for patients with RDH12 mutation-associated retinal dystrophy.  This will allow us to collect structural and functional data for up to five years on prospectively defined endpoints including functional tests, retinal imaging and electrophysiological assessments. We believe access to these patients and their data will enable us to efficiently enroll the most appropriate patients into a clinical trial for AAV-RDH12.

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

AAV-hAQP1 for the Treatment of Radiation-Induced Grade 2/3 Xerostomia

Radiation-induced xerostomia, or RIX, is a severe and debilitating long-term side effect of radiation treatment for head and neck cancer. Chronic RIX results in severe side effects, including difficulty swallowing, or dysphagia, oral discomfort, malnutrition, oral mucositis, changes in taste, increased oral infections and dental cavities, resulting in a significant negative impact on patient quality of life. Current treatment options for RIX are few and are of limited benefit. The sialogogues pilocarpine (approved for RIX) and cevimeline (used off-label) are minimally effective in patients with grade 2/3 RIX where the gland structure and function have been significantly impaired. No new medications for RIX have been approved in over 20 years.

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

In December 2022, we announced additional positive clinical data from the Phase 1 dose escalation clinical trial of AAV-hAQP1. As of the cutoff date of November 30, 2022, all 12 unilaterally treated participants had undergone their 12-month assessment, with three having completed their 24-month assessment and one having completed their 36-month assessment in the long-term follow-up study. All 12 bilaterally treated participants had undergone their 6-month assessment. The investigational gene therapy AAV-hAQP1 has been well tolerated with no dose limiting toxicity or treatment-related serious adverse events, and improvements have been seen in validated patient reported assessments of xerostomia symptoms and in whole salivary flow rate. All subjects are to be followed for one year post-treatment in the present study and for an additional four years in the long-term follow-up study, per FDA guidelines. The study’s primary endpoint is safety. Secondary endpoints include change from baseline in patient reported measures of xerostomia symptoms as well as whole salivary flow rates.

Based on the safety and efficacy profile of AAV-hAQP1 in the Phase 1 clinical trial and regulatory precedent, we intend to initiate a randomized, double-blind, placebo-controlled Phase 2 study evaluating two active doses of AAV-hAQP1 for the treatment of grade 2 or 3 RIX in the first half of 2023.

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

We filed an Investigational New Drug application (IND) for AAV-GAD in May 2022, and we are now dosing patients in an AAV-GAD Phase 1 study with material that has been manufactured with our in-house proprietary manufacturing process at our cGMP manufacturing facility in London. The objective of the AAV-GAD trial is to evaluate the safety and tolerability of delivery of AAV-GAD into the subthalamic nuclei of participants with Parkinson’s disease.

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

Our Strengths

In addition to our three core therapeutic areas of focus, our six ongoing clinical development programs, and our broad pipeline of preclinical programs, we have core capabilities in viral vector design and optimization, gene therapy manufacturing and a potentially transformative gene regulation platform technology that allows precise, dose responsive control of gene expression by oral small molecules with dynamic range that can exceed 5000-fold. Utilizing the following key strengths, we aim to develop, commercialize and expand our portfolio of product candidates.

●	Deep Expertise in Gene Therapy Development: We believe our expertise in viral vector design, optimization and process development allows us to efficiently advance gene therapy products candidates from preclinical development to cGMP manufacturing and clinical development through commercialization.
●	Potentially Transformative Gene Regulation Platform Technology: We are developing proprietary technology to enable innovative gene therapy treatments whose expression can be turned on and off with an easily administered small molecule. We believe the capacity for temporal control of gene therapy products has the potential to transform the gene therapy landscape by opening up new treatment possibilities.
●	Manufacturing Capabilities and Capacity: We have a flexible and scalable cGMP manufacturing facility and production process in London, which we expect can supply our current clinical and preclinical programs through regulatory approval and, should they be approved, provide sufficient capacity for their commercial production. We have also expanded our manufacturing capabilities with our second, large scale cGMP viral vector manufacturing facility and our first cGMP plasmid and DNA production facility in Shannon, Ireland. Coming online in 2022 and stretching over 150,000 square feet, it is the first commercial-scale gene therapy manufacturing site in Ireland and is unique in its scale and integrated capabilities. The site contains three facilities, one built to be flexible and scalable for viral vector production for clinical and commercial supply, in addition, a facility to manufacture plasmid DNA – the critical starting material for producing gene therapy products – and thirdly, a QC hub performing advanced biochemical quality control testing for our clinical and commercial programs.
●	Robust and Diverse Clinical and Preclinical Pipeline: Applying our portfolio approach to gene therapy product development, our initial focus is on treatments for ocular disorders, including IRDs and large degenerative ocular diseases, as well as salivary gland disorders and neurodegenerative diseases. We have six programs in clinical development, one program under a compassionate use specials license and a broad preclinical development pipeline.
●	Relationships with Leading Institutions: Our longstanding relationships with leading institutions and experts provides us with guidance on development strategy and access to potential patients for our clinical trials.
●	Natural History Study Data: We sponsor ongoing prospective long-term natural history studies in IRDs that facilitate our ability to efficiently enroll our treatment studies, potentially reducing clinical trial timelines and providing insight into the appropriate endpoints for regulatory approval.

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

Our Competitive Advantage in IRDs: Vector Engineering, Natural History Studies and Relationships with Leading Institutions

IRDs as a class are the most common cause of blindness in the working age population worldwide and a leading cause of impaired vision in children in developed countries. There are approximately 200,000 people in each of the U.S., EU and UK affected by IRDs. However, IRDs may be caused by mutations in over 300 identified genes, and in many cases each genetically defined IRD may be a small patient population. Meaningful clinical trials for these sorts of rare indications are especially challenging because they require access to sufficient patients and baseline data on each patient in order to secure clear indicators of efficacy as a result of intervention. We seek to address this problem by sponsoring prospectively designed natural history studies in each of the indications that we are treating in our Phase ½ trials.

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

We have more than 205 highly trained multidisciplinary staff on our manufacturing team with backgrounds in a diverse array of manufacturing sciences, technologies, analytics and production working together to expedite delivery of gene therapy products.

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

We have expanded our manufacturing capabilities with our second, large scale cGMP viral vector manufacturing facility and our first cGMP plasmid and DNA production facility in Shannon, Ireland. We completed the acquisitions of the buildings and long leasehold interest in January 2021. The campus encompasses 150,000 square feet and contains three facilities, one built to be flexible and scalable for viral vector production for clinical and commercial supply, in addition, a facility to manufacture plasmid DNA – the critical starting material for producing gene therapy products – and thirdly, a QC hub performing advanced biochemical quality control testing for MeiraGTx clinical and commercial programs.

We believe that building a second viral vector manufacturing facility and bringing cGMP plasmid and DNA production, as well as QC analytics, in-house provides greater flexibility and efficiency as we advance our product candidates through development, and should they be approved, commercial production.

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

There are other organizations working to improve existing therapies or to develop new therapies for our initially selected disease indications. Depending on how successful these efforts are, it is possible they may increase the barriers to adoption and success for our product candidates, if approved. These efforts include two product candidates Applied Genetic Technologies Corporation, or AGTC, have in Phase ½ clinical trials to treat ACHM related to CNGB3 and CNGA3, respectively, a product candidate in Phase ½ clinical trials by each of 4D Molecular Therapeutics, Inc. and AGTC to treat XLRP, as well as Luxturna, marketed by Spark Therapeutics, Inc., and has been approved to treat RPE65-associated retinal dystrophy. We are not aware of any other gene therapy product candidates in clinical development targeting xerostomia. We are aware of other ALS gene therapies utilizing different treatment mechanisms to treat different genetically defined subsets of ALS patients, as well as gene therapy product candidates being developed for the treatment of Parkinson’s disease, including those being developed by Voyager Therapeutics, Inc., Prevail Therapeutics, Inc. and Axovant Sciences Ltd.

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

As of December 31, 2022, we own, co-own, have an exclusive license, or an exclusive option to license 297 United States and foreign issued or allowed patents and 466 patent applications, pending in the United States and internationally. For any individual patent, the term depends on the applicable law in the country in which the patent is granted. In most countries where we have filed patent applications or in-licensed patents and patent applications, patents have a term of 20 years from the application filing date or earliest claimed non-provisional priority date. In the United States, the patent term is 20 years but may be shortened if a patent is terminally disclaimed over another patent that expires earlier. The term of a U.S. patent may also be lengthened by a patent term adjustment, in order to address administrative delays by the United States Patent and Trademark Office in granting a patent. In the United States, the term of a patent that covers an FDA-approved drug or biologic may be eligible for patent term extension in order to restore the period of a patent term lost during the premarket FDA regulatory review process. The Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch-Waxman Act, permits a patent term extension of up to five years beyond the natural expiration of the patent. The patent term restoration period is generally equal to the regulatory review period for the approved product which period occurs after the date the patent is issued, subject to certain exceptions. Only one patent may be extended for a regulatory review period for any product, and the application for the extension must be submitted prior to the expiration of the patent. In the future, we may decide to apply for restoration of patent term for one of our currently owned or licensed patents to extend its current expiration date, depending on the expected length of the clinical trials and other factors involved in the filing of the relevant Biologics License Application.

Company-Owned Intellectual Property

We own eight patent families relating to gene regulation platform technologies developed by us. The first patent family includes 49 issued patents in the United States (two patents), African Regional Intellectual Property Organization, Albania, Australia, Austria, Belgium, Bulgaria, China, Croatia, Cyprus, Czech, Denmark, Estonia, Eurasian Patent Organization, Finland, France, Germany, Greece, Hong Kong, Hungary, Iceland, Ireland, Israel, Italy, Japan, Latvia, Lithuania, Luxembourg, Malaysia, Malta, Mexico, Monaco, Netherlands, North Macedonia, Norway, Philippines, Poland, Portugal, Romania, San Marino, Serbia, Slovakia, Slovenia, Spain, Sweden, Switzerland/Liechtenstein, Turkey and the United Kingdom and 22 pending patent applications with claims directed to compositions of matter and methods of use in the United States, Europe, African Regional Intellectual Property Organization, Australia, Brazil, Canada, China, Egypt, Eurasian Patent Organization, Hong Kong, India, Indonesia, Israel, Japan, Republic of Korea, Malaysia, Mexico, New Zealand (two applications), Philippines, Singapore, South Africa and Vietnam. Patents issued from this family are expected to expire February 2, 2036, not including any patent term adjustments that may extend the patent term in certain jurisdictions.

The second patent family includes two issued patents in the United States and China and 23 pending patent applications with claims directed to compositions of matter and methods of use in the United States, Europe, African Regional Intellectual Property Organization, Australia, Brazil, Canada, Egypt, Eurasian Patent Organization, Hong Kong, India, Indonesia (two applications), Israel, Japan, Republic of Korea, Malaysia, Mexico, New Zealand, Philippines (two applications), Singapore, South Africa and Vietnam. Patents issued from this family are expected to expire February 2, 2037, not including any patent term adjustments that may extend the patent term in certain jurisdictions.

The third patent family includes two issued patents in Indonesia and Japan and 20 pending patent applications with claims directed to compositions of matter and methods of use in the United States, Europe, African Regional Intellectual Property Organization, Australia, Brazil, Canada, China, Egypt, Eurasian Patent Organization, Hong Kong, India, Israel, Republic of Korea, Malaysia, Mexico, New Zealand, Philippines, Singapore, South Africa and Vietnam. Patents issued from this family are expected to expire February 2, 2037, not including any patent term adjustments that may extend the patent term in certain jurisdictions.

The fourth patent family includes two issued patents in the United States and Japan and 22 pending patent applications with claims directed to compositions of matter and methods of use in the United States, Europe, African Regional Industrial Property Organization, Australia, Brazil, Canada, China, Egypt, Eurasian Patent Organization, Hong Kong, India, Indonesia, Israel, Republic of Korea, Malaysia, Mexico, New Zealand (two applications), Philippines, Singapore, South Africa and Vietnam. Patents issued from this family are expected to expire August 3, 2037, not including any patent term adjustments that may extend the patent term in certain jurisdictions.

The fifth patent family includes one issued patent in Japan and 21 pending patent applications with claims directed to compositions of matter and methods of use in the United States, Europe, African Regional Industrial Property Organization, Australia, Brazil, Canada, China, Eurasian Patent Organization, Egypt, Hong Kong, Indonesia, Israel, India, Republic of Korea, Mexico, Malaysia, New Zealand, Philippines, Singapore, South Africa and Vietnam. Patents issued from this family are expected to expire on March 2, 2038, not including any patent term adjustments that may extend the patent term in certain jurisdictions.

The sixth patent family includes one issued patent in Japan and 21 pending patent applications with claims directed to compositions of matter and methods of use in the United States, Europe, African Regional Industrial Property

Organization, Australia, Brazil, Canada, China, Eurasian Patent Organization, Egypt, Hong Kong, India, Indonesia, Israel, Republic of Korea, Mexico, Malaysia, New Zealand, Philippines, Singapore, South Africa and Vietnam. Patents issued from this family are expected to expire on February 21, 2038, not including any patent term adjustments that may extend the patent term in certain jurisdictions.

The seventh patent family includes 21 pending patent applications with claims directed to compositions of matter and methods of use in the United States, Europe, African Regional Industrial Property Organization, Australia, Brazil, Canada, China, Eurasian Patent Organization, Egypt, India, Indonesia, Israel, Japan, Republic of Korea, Mexico, Malaysia, New Zealand, Philippines, Singapore, South Africa and Vietnam. Patents issued from this family are expected to expire on March 24, 2041, not including any patent term adjustments that may extend the patent term in certain jurisdictions.

The eighth patent family includes one pending Patent Cooperation Treaty patent application with claims directed to compositions of matter and methods of use. Patents issued from this family are expected to expire on December 15, 2042, not including any patent term adjustments that may extend the patent term in certain jurisdictions.

Licensed Intellectual Property

Certain of our issued patents and pending patent applications are exclusively licensed to us from UCL Business, Plc (“UCLB”), Brandeis University (“Brandeis”) and the National Institute of Dental and Craniofacial Research (“NIDCR”).

UCLB

The UCLB portfolio includes three licensed patent families relating to our RPE65, CNGA3, and RPGR gene therapy programs and one optioned patent family relating to our dry AMD gene therapy program with a combined 100 United States and foreign issued patents and 53 pending patent applications.

The first patent family, with claims directed to compositions of matter and methods of use relating to our RPE65 program, and the AAV-RPE65 product candidate includes 43 issued patents in the United States, Albania, Australia, Austria, Belgium, Bulgaria, China, Croatia, Cyprus, Czechia, Denmark, Estonia, Finland, France, Germany, Greece, Hong Kong, Hungary, Iceland, India, Ireland, Israel, Italy, Japan, Latvia, Lithuania, Luxembourg, Malta, Mexico, Monaco, Netherlands, North Macedonia, Norway, Philippines, Poland, Portugal, Romania, San Moreno, Serbia, Singapore, Slovakia, Slovenia, Spain, Sweden, Switzerland/Liechtenstein, Turkey and the United Kingdom and 13 pending patent applications in the United States, Europe, Brazil, Canada, Egypt, Hong Kong, Israel, Malaysia, Mexico, New Zealand (two applications), Nigeria and Thailand. Patents issued from this family are expected to expire February 8, 2036, not including any patent term extensions or adjustments that may extend the patent term in certain jurisdictions.

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

The third patent family, with claims directed to compositions of matter and methods of use relating to our retinitis pigmentosa program and the botaretigene sparoparvovec product candidate, includes 42 issued patents in the United States (two patents), Albania, Austria, Belgium, Bulgaria, Croatia, Cyprus, Czechia, Denmark, Estonia, Finland, France, Germany, Greece, Hungary, Iceland, Ireland, Italy, Japan (three patents), Latvia, Lithuania, Luxembourg, Malta, Monaco, Netherlands, North Macedonia, Norway, Poland, Portugal, Romania, San Moreno, Serbia, Slovakia, Slovenia,

Spain, Sweden, Switzerland/Liechtenstein, Turkey and the United Kingdom and four pending applications in Europe, Canada, China and Hong Kong. Patents issued from this family are expected to expire July 17, 2035, not including any patent term extensions or adjustments that may extend the patent term in certain jurisdictions.

The fourth patent family which we have optioned, with claims directed to compositions of matter and methods of use relating to our dry AMD gene therapy program, includes 11 issued patents in Australia, Canada, Indonesia, Israel, Japan, Republic of Korea, Malaysia, New Zealand, Nigeria, Singapore and South Africa and 14 pending applications in the United States, Europe, African Regional Intellectual Property Organization, Australia, Brazil, China, Eurasian Patent Organization, Hong Kong (two applications), Mexico, Philippines, Singapore, Thailand and Vietnam. Patents issued from this family are expected to expire February 19, 2036, not including any patent term extensions or adjustments that may extend the patent term in certain jurisdictions.

Brandeis

The licensed Brandeis portfolio includes one patent family with claims directed to compositions of matter and methods of use relating to our ALS gene therapy program and the AAV-UPF1 product candidate.

This patent family includes 17 issued patents in the United States (two patents), Austria, Australia, Belgium, Denmark, France, Germany, Hong Kong, Ireland, Italy, Netherlands, Norway, Spain, Sweden, Switzerland/Liechtenstein and the United Kingdom and four pending patent applications in the United States, Europe, Canada and Hong Kong. Patents issued from this family are expected to expire October 8, 2033, not including any patent term extensions or adjustments that may extend the patent term in certain jurisdictions.

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

License Agreements

License Agreements with UCLB

We previously entered into several license agreements with UCLB, covering the following inherited retinal disease programs: (a) ACHM caused by mutations in CNGB3; (b) ACHM caused by mutations in CNGA3; (c) XLRP; and (d) RPE65-mediated IRD (together, the “Licensed Gene Therapy Programs”). The terms of these license agreements were set forth in (i) the license agreement, dated February 4, 2015, as amended, between Athena Vision Ltd. and UCLB (the “First UCLB License Agreement”); (ii) the license agreements, dated July 29, 2017, as amended, between MeiraGTx UK II Limited and UCL Business, Plc (the “Second UCLB License Agreement”); and (iii) the license agreement, dated March 15, 2018, among MeiraGTx Limited, MeiraGTx UK II Limited and UCL Business Plc (the “Third UCLB License Agreement” and, collectively, the “prior UCLB license agreements”). In January and February 2019, we amended and restated the prior UCLB license agreements to establish a new standalone license agreement (each, a “Stand-Alone UCLB Agreement”) for each of the Licensed Gene Therapy Programs. We have removed from each of the Stand-Alone UCLB Agreements our obligation to pay UCLB a share of certain sublicensing revenues as was provided under the First UCLB License Agreement and have aligned the material terms of the Stand-Alone UCLB Agreements to track those under the Third UCLB License Agreement as previously disclosed and a summary of which is set forth below as is now reflected in each of the Stand-Alone UCLB Agreements.

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

Trademarks

Our trademark MeiraGTx has been registered in the U.S., UK and EU.

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

Expedited Development and Review Programs

The FDA has a Fast Track program that is intended to expedite or facilitate the process for reviewing new biological products that meet certain criteria. Specifically, new biological products are eligible for Fast Track designation if they are intended to treat a serious or life-threatening disease or condition and demonstrate the potential to address unmet medical needs for the disease or condition. Fast Track designation applies to the combination of the product and the specific indication for which it is being studied. The sponsor of a new biologic may request that the FDA designate the biologic as a Fast Track product at any time during clinical development of the product. The FDA must determine if the biologic product candidate qualifies for Fast Track designation within 60 days of receipt of the sponsor’s request. Unique to a Fast Track product, the FDA may consider for review sections of the marketing application on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the application, the FDA agrees to accept sections of the application and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the application. In addition, a Fast Track designated product is eligible for more frequent meetings with the FDA to discuss the biologic product’s development plan and ensure collection of appropriate data needed to support approval, and may result in more frequent written communication from the FDA about such things as the design of the proposed clinical trials and use of biomarkers.

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

Post-Approval Requirements

Rigorous and extensive FDA regulation of biological products continues after approval, particularly with respect to cGMP requirements. Manufacturers are required to comply with applicable requirements in the cGMP regulations, including quality control and quality assurance and maintenance of records and documentation. Other post-approval requirements applicable to biological products, include reporting of cGMP deviations that may affect the identity, potency, purity and overall safety of a distributed product, record-keeping requirements, reporting of adverse effects, reporting updated safety and efficacy information, and complying with electronic record and signature requirements.

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

U.S. Data Privacy and Security Laws

In the United States, numerous federal and state laws and regulations, including data breach notification laws, health information privacy and security laws, including the Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, and regulations promulgated thereunder, or collectively, HIPAA, and federal and state consumer protection laws and regulations (e.g., Section 5 of the Federal Trade Commission Act), that govern the collection, use, disclosure, and protection of health-related and other personal information could apply to our operations or the operations of our partners. In addition, certain state laws, such as the California Consumer Privacy Act, or CCPA, and the California Privacy Rights Act, or CPRA, govern the privacy and security of personal information, including health-related information in certain circumstances, some of which are more stringent than HIPAA and many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. Failure to comply with these laws, where applicable, can result in the imposition of significant civil and/or criminal penalties and private litigation. Privacy and security laws, regulations, and other obligations are constantly evolving, may conflict with each other to make compliance efforts more challenging, and can result in investigations, proceedings, or actions that lead to significant penalties and restrictions on data processing.

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

While the EU Clinical Trials Directive required a separate clinical trial application, or CTA, to be submitted in each member state in which the clinical trial takes place, to both the competent national health authority and an independent ethics committee, much like the FDA and IRB respectively, the CTR introduces a centralized process and only requires the submission of a single application for multi-center trials. The CTR allows sponsors to make a single submission to both the competent authority and an ethics committee in each member state, leading to a single decision per member state. The CTA must include, among other things, a copy of the trial protocol and an investigational medicinal product dossier containing information about the manufacture and quality of the medicinal product under investigation. The assessment procedure of the CTA has been harmonized as well, including a joint assessment by all member states concerned, and a separate assessment by each member state with respect to specific requirements related to its own territory, including ethics rules. Each member state’s decision is communicated to the sponsor via the centralized EU portal. Once the CTA is approved, clinical study development may proceed.

The CTR foresees a three-year transition period. The extent to which ongoing and new clinical trials will be governed by the CTR varies. Clinical trials for which an application was submitted (i) prior to January 31, 2022 under the EU Clinical Trials Directive, or (ii) between January 31, 2022 and January 31, 2023 and for which the sponsor has opted for the application of the EU Clinical Trials Directive remain governed by the EU Clinical Trials Directive until

January 31, 2025. After this date, all clinical trials (including those which are ongoing) will become subject to the provisions of the CTR.

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

Moreover, in the EU, the European Commission may grant a so-called “conditional MA” prior to obtaining the comprehensive clinical data required for an application for a full MA. Such conditional MAs may be granted for product candidates (including medicines designated as orphan medicinal products), if (i) the risk-benefit balance of the product candidate is positive, (ii) it is likely that the applicant will be in a position to provide the required comprehensive clinical trial data, (iii) the product fulfills an unmet medical need and (iv) the benefit to public health of the immediate availability on the market of the medicinal product concerned outweighs the risk inherent in the fact that additional data are still required. A conditional MA may contain specific obligations to be fulfilled by the MA holder, including obligations with respect to the completion of ongoing or new studies, and with respect to the collection of pharmacovigilance data. Conditional MAs are valid for one year, and may be renewed annually, if the risk-benefit balance remains positive, and after an assessment of the need for additional or modified conditions and/or specific obligations. The MA can be converted into a standard MA once the MA holder fulfils the obligations that were imposed and the complete data confirm that the medicine’s benefits continue to outweigh its risks. The timelines for the centralized procedure described above also apply with respect to the review by the CHMP of applications for a conditional MA.

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

Orphan drug designation entitles a party to incentives such as reduction of fees or fee waivers, protocol assistance, and access to the centralized MA procedure. The application for orphan drug designation must be submitted before the MAA. The applicant will receive a fee reduction for the MAA if the orphan drug designation has been granted, but not if the designation is still pending at the time the MA is submitted. Upon grant of an MA and assuming the requirement for orphan designation are also met at the time the MA is granted, orphan medicinal products are entitled to a ten-year period of market exclusivity for the approved therapeutic indication, which means that regulatory authorities cannot accept another MA or grant an MA or accept an application to extend an existing MA in respect of a similar medicinal product for the same indication for a period of ten years. The period of market exclusivity is extended by two years for orphan medicinal products that have also complied with an agreed pediatric investigation plan, or PIP. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.

The ten-year market exclusivity may be reduced to six years if, at the end of the fifth year, it is established that the product no longer meets the criteria for orphan designation, for example, if the product is sufficiently profitable not to justify maintenance of market exclusivity or where the prevalence of the condition has increased above the orphan designation threshold. Additionally, an MA may be granted to a similar product for the same indication at any time if (1) the second applicant can establish that its product, although similar, is safer, more effective or otherwise clinically superior, (2) the applicant consents to a second orphan medicinal product application; or (3) the applicant cannot supply enough orphan medicinal product.

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

Brexit and the Regulatory Framework in the United Kingdom

The UK formally left the EU on January 31, 2020, commonly referred to as “Brexit”. Since the end of the Brexit transition period on January 1, 2021, Great Britain (England, Scotland and Wales) has not been directly subject to

EU laws, however under the terms of the Protocol on Ireland and Northern Ireland, EU laws have generally applied to Northern Ireland. On February 27, 2023, the UK Government and the European Commission reached a political agreement on the “Windsor Agreement” which may revise the Protocol on Ireland and Northern Ireland in order to address some of the perceived shortcomings in its operation. Under the proposed changes, Northern Ireland would be reintegrated under the regulatory authority of the MHRA with respect to medicinal products. These proposed changes need to be codified and agreed by the respective parliaments of the UK and EU before taking effect.

UK Clinical Trials

It is currently unclear to what extent the UK will seek to align its regulations with the EU. The UK regulatory framework in relation to clinical trials is derived from existing EU legislation (as implemented into UK law, through secondary legislation), and after Brexit, EU laws on clinical trials (including the CTR) are no longer directly applicable in Great Britain (i.e., the UK excluding Northern Ireland). On January 17, 2022, the MHRA launched an eight-week consultation on reframing the UK legislation for clinical trials. The consultation closed on March 14, 2022 and aims to streamline clinical trials approvals, enable innovation, enhance clinical trials transparency, enable greater risk proportionality, and promote patient and public involvement in clinical trials. The outcome of the consultation is being closely watched and will determine whether the UK chooses to align with the CTR or diverge from it to maintain regulatory flexibility. Under the terms of the Protocol on Ireland and Northern Ireland, provisions of the CTR which relate to the manufacture and import of investigational medicinal products and auxiliary medicinal products currently apply in Northern Ireland. On February 27, 2023, the UK Government and the European Commission reached a political agreement on the “Windsor Agreement” which may revise the Protocol on Ireland and Northern Ireland in order to address some of the perceived shortcomings in its operation. If implemented, this may have further impact on the application of the CTR in Northern Ireland.

UK Marketing Authorizations

The MHRA is now the UK’s standalone regulator for MAAs. All existing centralized procedure MAs were automatically converted into UK MAs effective in Great Britain and issued with a UK MA number on January 1, 2021 (unless MA holders opted out of this scheme by January 21, 2021). As a result of the implementation of the Protocol on Ireland and Northern Ireland, centralized procedure MAs remain valid for marketing products in Northern Ireland. Pending applications which were submitted to EMA prior to the end of the transition period will either be determined in parallel by the MHRA, or will be put “on hold” until the CHMP issues a positive decision which can be relied upon by the MHRA. Converted EU MAs will be treated as if they were granted on the date the corresponding centralized procedure MA was granted and the renewal date will stay the same. If renewals were submitted and no decision was rendered before January 1, 2021, the MHRA will ensure the renewal process is concluded and processed appropriately, and there will be no need to resubmit the application. From January 1, 2021 the requirements for renewal submissions remain the same as required by the EMA and the MA holders should continue to submit renewal applications to the MHRA nine months before they expire (or six months in relation to conditional MAs).

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

UK Orphan Designation

Post-Brexit, the UK has retained the EU Regulation which governs the designation of medicinal products as orphan medicinal products and which establishes incentives thereto (Regulation (EC) No. 141/2000) as part of UK law by virtue of the EU (Withdrawal) Act 2018. However under the Retained EU Law (Revocation and Reform) Bill, which is currently before the UK Parliament, unless this legislation is expressly preserved and “assimilated” into domestic law or extended by ministerial regulations (to no later than June 23, 2026) it will automatically expire and be revoked by December 31, 2023. There is therefore uncertainty about the future regulations relating to orphan designation in Great Britain, and any future changes to the legal requirements could lead to greater regulatory complexity and increased costs to our business.

The MHRA is responsible for reviewing applications from companies for orphan designation at the time of a MAA. If a medicinal product has been designated orphan in the EU under Regulation (EC) 141/2000, a Great Britain orphan MAA can be made under regulation 50G of the Human Medicines Regulation 2012 (as amended). A UK-wide orphan MAA can only be considered in the absence of an active EU orphan designation.

If a UK-wide orphan MA is granted and the medicinal product subsequently receives EU orphan designation, the MA holder would need to submit a variation to change this to a Great Britain orphan MA.

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

Employees

As of December 31, 2022, we had 358 employees, 343 of which are full-time employees. None of our employees is subject to a collective bargaining agreement or represented by a trade or labor union. We consider our relationship with our employees to be good.

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

We are a clinical stage company with limited operating history. We were formed and began operations in 2015. We have never been profitable and do not expect to be profitable in the foreseeable future. We have incurred net losses since inception, including net losses of approximately $129.6 million and $79.6 million for the twelve months ended December 31, 2022 and 2021, respectively. As of December 31, 2022, we had an accumulated deficit of approximately $470.2 million. Since our inception, we have devoted substantially all of our resources to developing our technology platform, establishing our viral vector manufacturing facilities and plasmid and DNA production facility, developing manufacturing processes, advancing the product candidates in our ophthalmology, salivary gland and neurodegenerative disease programs, research and development activities, building our intellectual property portfolio, organizing and staffing our company, developing our business plans, raising capital, securing debt financing and providing general and administrative support for these operations. We have not yet demonstrated an ability to successfully complete large-scale, pivotal clinical trials, obtain marketing approval, manufacture product at a commercial scale, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Given the length of time typically needed to develop a new drug from the time it enters Phase 1 clinical trials to when it is approved for treating patients, predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing genetic medicine products.

We expect to continue to incur significant expenses and additional operating losses for the foreseeable future as we seek to advance product candidates through preclinical and clinical development, expand our research, development and manufacturing activities, develop new product candidates, build and expand our intellectual product portfolio, complete clinical trials, seek regulatory approval and, if we receive regulatory approval, commercialize our products. Furthermore, the costs of advancing product candidates into each succeeding clinical phase tend to increase substantially over time, including the ongoing Phase 3 Lumeos clinical trial of botaretigene sparoparvovec for the treatment of patients with XLRP, although we believe that certain of these increases will be partially offset by the research funding in connection with the Collaboration Agreement. In addition, we expect to continue incurring increasing research and development costs associated with our clinical activities for AAV-hAQP1 for the treatment of radiation-induced xerostomia and xerostomia associated with Sjogren’s syndrome, as well as for AAV-GAD for the treatment of Parkinson’s disease. The total costs to advance any of our product candidates to marketing approval in even a single jurisdiction would be substantial. Because of the numerous risks and uncertainties associated with gene therapy product development, we are unable to accurately predict the timing or amount of increased expenses or whether we will be able to begin generating revenue from the commercialization of products or achieve or maintain profitability. Our expenses have and will continue to increase substantially as a public company and as we continue to add clinical, scientific, operational, financial, manufacturing, compliance and management information systems and personnel, including personnel to support our product development, manufacturing and planned future commercialization efforts.

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

Our operations have consumed significant amounts of cash since inception. As of December 31, 2022, our cash and cash equivalents were $115.5 million. In addition, we expect to receive $21.3 million in receivables which we expect to collect in the first quarter of 2023 from Janssen in connection with the Collaboration Agreement. Based on our cash and cash equivalents at December 31, 2022 and the research funding and milestone payments we expect to receive under the Collaboration Agreement, we estimate that such funds will be sufficient to enable us to fund our operating expenses and capital expenditure requirements into the fourth quarter of 2024. This estimate is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances could cause us to spend more than expected or consume capital significantly faster than we currently anticipate, such as inflation or other factors that may significantly increase our business costs. Because the length of time and activities associated with successful development of our product candidates is uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:

●	the progress, timing, costs and results of our ongoing clinical development for our X-linked retinitis pigmentosa product candidate, botaretigene sparoparvovec, including the ongoing Phase 3 Lumeos clinical trial of botaretigene sparoparvovec for the treatment of patients with XLRP, for our CNGB3 achromatopsia gene therapy product candidate, AAV-CNGB3, for our CNGA3 achromatopsia gene therapy product candidate, AAV-CNGA3, for our RPE65-associated retinal dystrophy product candidate, AAV-RPE65, and to continue to conduct our ongoing natural history studies for inherited retinal diseases, or IRDs;
●	the progress, timing, costs and results of our clinical development for our radiation-induced xerostomia product candidate, AAV-hAQP1, and for our product candidate for the treatment of Parkinson’s disease, AAV-GAD;

●	the development of our product candidate for the treatment of ALS, AAV-UPF1, for our product candidate for the treatment of xerostomia associated with Sjogren’s syndrome, AAV-hAQP1, and our product candidate for the treatment of neovascular age related macular degeneration, or wet AMD;
●	the development of potentially transformative gene regulation technology designed to precisely and specifically control gene therapy expression levels via dose-response to orally delivered small molecules;
●	continuing our current research programs and our preclinical development of product candidates from our current research programs;
●	seeking to identify, assess, acquire and/or develop additional research programs and additional product candidates;
●	the preclinical testing and clinical trials for any product candidates we identify and develop;
●	the outcome, timing and cost of meeting regulatory requirements established by the FDA, MHRA, EMA and other regulatory authorities;
●	the cost of expanding and protecting our intellectual property portfolio, including filing, prosecuting, defending and enforcing our patent claims and other intellectual property rights;
●	the cost of defending potential intellectual property disputes, including patent infringement actions brought by third parties against us or any of our product candidates;
●	the effect of competing technological and market developments;
●	the cost of further developing and scaling our manufacturing facilities and processes;
●	the cost and timing of completion of commercial-scale manufacturing facilities and activities;
●	the cost of making royalty, milestone or other payments under current and any future in-license agreements;
●	our ability to establish and maintain strategic collaborations, licensing or other agreements and the financial terms of such agreements;
●	the extent to which we in-license or acquire rights to other products, product candidates and technologies;
●	the cost of establishing sales, marketing and distribution capabilities for our product candidates in regions where we choose to commercialize our products; and
●	the initiation, progress, timing and results of our commercialization of our product candidates, if approved for commercial sale.

Raising additional capital through the sale of equity or convertible debt securities will dilute your ownership interest, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a shareholder. For example, in connection with entering into the Financing Agreement (as defined below), we issued warrants to Perceptive (as defined below), to purchase 400,000 ordinary shares at an exercise price of $15.00 per share and 300,000 ordinary shares at an exercise price of $20.00 per share. Additional debt financing or preferred equity financing, if available, may involve agreements that include covenants further limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may be required to relinquish valuable rights to our technologies, future revenue streams or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

We may not have sufficient cash flows or cash on hand to satisfy our debt obligations or covenants under our financing arrangements, or we may not be able to effectively manage our business in compliance with such covenants.

On August 2, 2022, we, as borrower, and our wholly-owned subsidiaries MeiraGTx UK II Limited and MeiraGTx Ireland DAC, as guarantors (the “Subsidiary Guarantors”), entered into a senior secured financing arrangement (the “Financing Agreement”) by and among us, the Subsidiary Guarantors, the lenders and other parties from time to time party thereto and Perceptive Credit Holdings III, LP, as administrative agent and lender (“Perceptive”). On December 19, 2022, the Financing Agreement was converted to a note purchase agreement (the “Note Purchase Agreement”) between the same parties and under substantially the same terms and conditions as the Financing Agreement, subject to certain customary note constitution terms. The Note Purchase Agreement provides for an initial $75 million notes issuance (the “Tranche 1 Notes”), and we may request an additional $25 million notes issuance to be made at Perceptive’s sole discretion before August 2, 2024 (the “Tranche 2 Notes”, together with the Tranche 1 Notes, the “Notes”). The Notes incur interest, subject to certain provisions therein, at a fluctuating rate per annum equal to 10.00% plus the secured overnight financing rate administered by the Federal Reserve Bank of New York for a one-month tenor, subject to a 1.00% floor. The Note Purchase Agreement matures on August 2, 2026 and is interest-only during the term. The Note Purchase Agreement also contains various restrictions and covenants, including, among other things, covenants regarding the incurrence of additional indebtedness, limitations on liens, limitations on certain investments, limitations on making distributions, dividends and other payments, mergers, consolidations and acquisitions, dispositions of assets, maintenance of at least $3.0 million in a U.S. bank account, transactions with affiliates, changes to governing documents, changes to certain agreements and leases and changes in control. Our obligations under the Note Purchase Agreement are secured by our London, UK and Shannon, Ireland manufacturing facilities, $3.0 million of our cash and the bank accounts of the Subsidiary Guarantors, and the issued and outstanding equity interests of the Subsidiary Guarantors.

There can be no assurance that Perceptive will elect to issue the Tranche 2 Notes or that our cash and cash equivalents available under the Note Purchase Agreement and under any future financings, together with any funds generated by our operations, will be sufficient to satisfy our debt payment obligations. Our inability to generate funds, obtain financing sufficient to satisfy our debt payment obligations or remain in compliance with the debt covenants may result in such obligations being accelerated by our lenders, which would likely have a material adverse effect on our business, financial condition and results of operations.

The covenants may restrict our current and future operations, particularly our ability to respond to certain changes in our business or industry, or take future actions. Additionally, our ability to comply with these restrictive covenants may be impacted by events beyond our control, such as economic conditions or major central bank policy actions. Our Note Purchase Agreement provides that our breach or failure to satisfy certain covenants constitutes an event of default. Upon the occurrence of an event of default, in addition to an increase in the rate of interest on the Notes of 3% per annum, Perceptive could elect to declare all amounts outstanding thereunder to be immediately due and payable, proceed against the assets we provided as collateral, and, if such debt were accelerated, we may not have sufficient cash on hand or be able to sell sufficient collateral to repay it, which would have an immediate adverse effect on our business and operating results. This could potentially cause us to cease operations and result in a complete loss of your investment in our ordinary shares.

We are heavily dependent on the success of our Most Advanced Product Candidates, which are still in development, and if none of them receive regulatory approval or are successfully commercialized, our business may be harmed.

Our future success and ability to generate product revenue is substantially dependent on our ability to successfully develop, obtain regulatory approval for and successfully commercialize our product candidates. We currently have no products that are approved for commercial sale and may never be able to develop marketable products. We have invested and expect to continue to invest a meaningful portion of our efforts and expenditures over the next few years in the development of botaretigene sparoparvovec, AAV-GAD, AAV-CNGB3, AAV-CNGA3, AAV-RPE65 and AAV-hAQP1 (the “Most Advanced Product Candidates”), which will require additional clinical development, management of clinical and manufacturing activities, regulatory approval in multiple jurisdictions, manufacturing sufficient supply, building of a commercial organization, substantial investment and significant marketing efforts before we can generate any revenues from any commercial sales. While we have entered into a Collaboration Agreement with Janssen with respect to AAV-CNGB3, AAV-CNGA3 and botaretigene sparoparvovec, pursuant to which we received a $100 million upfront payment and will also receive funding for certain research, manufacturing, clinical development and commercialization costs, potential additional milestone payments upon the achievement of such milestones and royalties on future net sales of products, there can be no assurance that these three product candidates will be successfully developed and commercialized by us and Janssen. We cannot be certain that our Most Advanced Product Candidates will be successful in clinical trials, receive regulatory approval or be successfully commercialized even if we receive regulatory approval. Even if we receive approval to market our Most Advanced Product Candidates from the FDA, MHRA or other regulatory bodies, we cannot be certain that our product candidates will be successfully commercialized by us or our collaborators, widely accepted in the marketplace or more effective than other commercially available alternatives. Additionally, the research, testing, manufacturing, labeling, approval, sale, marketing and distribution of gene therapy products are and will remain subject to extensive and evolving regulation by the FDA, MHRA and other regulatory authorities. We are not permitted to market our Most Advanced Product Candidates in the United States until they receive approval of a biologics license application, or BLA, from the FDA, we cannot market them in the UK or EU until we receive approval for an MA, from the MHRA or European Commission, respectively, and we cannot market them in other countries until we receive any other required regulatory approval in those countries.

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

Risks Related to Discovery, Development, Clinical Testing, Manufacturing and Regulatory Approval

COVID-19 has impacted and may continue to impact our business, and any other pandemic, epidemic or outbreak of an infectious disease may materially and adversely impact our business, including our preclinical studies, clinical trials, manufacturing capabilities and regulatory approvals.

As a result of the COVID-19 pandemic, we have at times restricted onsite activities and have also experienced some delays in enrolling, treating and monitoring patients in our clinical trials, as well as limited supply chain disruptions. We may experience these or other disruptions from the COVID-19 pandemic or other pandemic, epidemic or outbreak of an infectious disease that could severely impact our business, preclinical studies, clinical trials and laboratory and manufacturing activities, including, for example, delays or difficulties in enrolling patients in our clinical trials, delays or difficulties in clinical site initiation, including difficulties in recruiting clinical site investigators and clinical site staff, diversion of healthcare resources away from the conduct of clinical trials, interruption of key clinical trial activities due to limitations on travel imposed or recommended by regulatory authorities or others, interruption or delays in the operations of the FDA, MHRA, EMA or other regulatory authorities, interruption of, or delays in, the manufacturing of our product candidates, interruptions in preclinical studies due to restricted or limited operations at our laboratory facilities, limitations on employee resources that would otherwise be focused on the conduct of our preclinical studies and clinical trials, and interruption or delays to our sourced discovery and clinical activities.

The COVID-19 pandemic continues to impact businesses globally. The extent to which the outbreak or any variants may further impact our business, preclinical studies, clinical trials and laboratory and manufacturing activities will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the duration of the pandemic, the timing, distribution and effectiveness of vaccines, vaccination rates, travel restrictions and physical distancing requirements in the countries where we do business, business closures or business disruptions, and the effectiveness of actions taken in the countries where we do business to contain and treat the disease, respond to the reduction in global economic activity and resume normal economic and operating conditions. If we or any of the third parties with whom we engage experience prolonged shutdowns or other business disruptions, our ability to conduct our business in the manner and on the timelines presently planned could be materially and negatively impacted. Furthermore, the magnitude of the economic impact of COVID-19 pandemic and its variants including sustained inflation, supply chain disruptions, and major central bank policy actions continues to be difficult to assess or predict and may continue to result in significant disruption of global financial markets, which could materially affect our performance, financial condition, results of operations, and cash flows, as well as our ability to raise additional capital. Additionally, major central bank policy actions may have a negative impact on our payment obligations under the Note Purchase Agreement.

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

Post Brexit, MAAs for ATMPs in Great Britain are regulated nationally and assessed in accordance with the general provisions in place for the licensing of medicines, taking the specific requirements for this group of medicines into account. In Northern Ireland, ATMPs continue to be authorized according to the EU’s centralized procedure. Definitions for individual classes of ATMPs remain unchanged and classification of ATMPs are undertaken by the MHRA in accordance with EU legislation and current guidance from CAT. Data, traceability, exemptions from licensing, packaging and post-authorization requirements remain in line with EU requirements transposed into UK law. However, if the EMA issues new guidance on ATMPs going forward, there is a risk of regulatory divergence with the MHRA and separate procedures and standards with which we may need to comply.

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

To date, we have not completed any clinical development programs required for the approval of any of our product candidates. Although we are currently conducting several clinical development programs, we may experience delays in conducting any clinical trials and we do not know whether our ongoing and future clinical trials will begin on time, need to be redesigned, be able to recruit and enroll patients on time or be completed on schedule, or at all. Events that may prevent successful or timely completion of clinical development include:

●	inability to generate sufficient preclinical, toxicology, or other in vivo or in vitro data to support the initiation of clinical trials;
●	delays in sufficiently developing, characterizing or controlling a manufacturing process suitable for advanced clinical trials;
●	delays in developing suitable assays for screening patients for eligibility for trials with respect to certain product candidates;
●	delays in reaching agreement with the FDA, MHRA or other regulatory authorities as to the design or implementation of our clinical trials and obtaining regulatory approval to commence a clinical trial;
●	inability to reach an agreement on acceptable terms with clinical trial sites or prospective contract research organizations, or CROs, the terms of which can be subject to extensive negotiation and may vary significantly among different clinical trial sites;
●	our inability to recruit and train clinical trial investigators with the appropriate competencies and experience to conduct the clinical trials, administer our product candidates and oversee clinical trial staff;
●	delays in obtaining IRB or ethics committee approval or positive opinion at each site;
●	inability to recruit suitable patients to participate in a clinical trial;
●	inability to develop and validate the companion diagnostic to be used in a clinical trial, if applicable;

●	delays in sufficiently developing, designing and manufacturing equipment or medical devices used in our clinical trials;
●	patients not completing a clinical trial or returning for post-treatment follow-up;
●	clinical sites, CROs, or other third parties deviating from trial protocol or dropping out of a trial;
●	failure to perform in accordance with the FDA’s good clinical practice, or GCP, requirements, or applicable regulatory guidelines in other countries;
●	addressing patient safety concerns that arise during the course of a trial, including occurrence of adverse events associated with the product candidate that are viewed to outweigh its potential benefits;
●	having an insufficient number of clinical trial sites; or
●	inability to manufacture sufficient quantities of our product candidates for use in clinical trials.

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

We could encounter delays if a clinical trial is suspended or terminated by us, by the IRBs of the institutions in which such trials are being conducted, by the Data Safety Monitoring Board, or DSMB, for such trial or by the FDA, MHRA or other foreign regulatory authorities. Such authorities may impose such a suspension or termination due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA, MHRA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a drug, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial.

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

In addition, the FDA’s and other regulatory authorities’ policies with respect to clinical trials may change and additional government regulations may be enacted. For instance, the regulatory landscape related to clinical trials in the EU recently evolved. The CTR adopted in April 2014 became applicable on January 31, 2022 and repeals the EU Clinical Trials Directive. While the EU Clinical Trials Directive required a separate CTA to be submitted in each member state in which the clinical trial takes place, to both the competent national health authority and an independent ethics committee, the CTR introduces a centralized process and only requires the submission of a single application for multi-center trials. The CTR allows sponsors to make a single submission to both the competent authority and an ethics committee in each member state, leading to a single decision per member state. The assessment procedure of the CTA has been harmonized as well, including a joint assessment by all member states concerned, and a separate assessment by each member state with respect to specific requirements related to its own territory, including ethics rules. Each member state’s decision is communicated to the sponsor via the centralized EU portal. Once the CTA is approved, clinical study development may proceed. The CTR foresees a three-year transition period. The extent to which ongoing and new clinical trials will be governed by the CTR varies. Clinical trials for which an application was submitted (i) prior to January 31, 2022 under the EU Clinical Trials Directive, or (ii) between January 31, 2022 and January 31, 2023 and for which the sponsor has opted for the application of the EU Clinical Trials Directive remain governed by said EU Clinical Trials Directive until January 31, 2025. After this date, all clinical trials (including those which are ongoing) will become subject to the provisions of the CTR. Compliance with the CTR requirements by us and our third-party service providers, such as CROs, may impact our development plans.

It is currently unclear to what extent the UK will seek to align its regulations with the EU. The UK regulatory framework in relation to clinical trials is derived from existing EU legislation (as implemented into UK law, through secondary legislation). On January 17, 2022, the MHRA launched an eight-week consultation on reframing the UK legislation for clinical trials. The consultation closed on March 14, 2022 and aims to streamline clinical trials approvals, enable innovation, enhance clinical trials transparency, enable greater risk proportionality, and promote patient and public involvement in clinical trials. The outcome of the consultation is being closely watched and will determine whether the UK chooses to align with the CTR or diverge from it to maintain regulatory flexibility. Under the terms of the Protocol on Ireland and Northern Ireland, provisions of the CTR which relate to the manufacture and import of investigational medicinal products and auxiliary medicinal products currently apply in Northern Ireland. On February 27, 2023, the UK Government and the European Commission reached a political agreement on the “Windsor Agreement” which may revise the Protocol on Ireland and Northern Ireland in order to address some of the perceived shortcomings in its operation. If implemented, this may have further impact on the application of the CTR in Northern Ireland. A decision by the UK not to closely align its regulations with the new approach that will be adopted in the EU may have an effect on the cost of conducting clinical trials in the UK as opposed to other countries.

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

Under the Orphan Drug Act, the FDA may designate a product as an orphan drug if it is intended to treat a rare disease or condition, defined as one occurring in a patient population of fewer than 200,000 in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. In the EU, the European Commission grants orphan designation on the basis of the EMA’s Committee for Orphan Medicinal Products opinion. A medicinal product may be designated as orphan if (1) it is intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition; (2) either (a) such condition affects no more than five in 10,000 persons in the EU when the application is made, or (b) the product, without the benefits derived from orphan status, would not generate sufficient return in the EU to justify investment; and (3) there exists no satisfactory method of diagnosis, prevention or treatment, of such condition authorized for marketing in the EU, or if such a method exists, the product will be of significant benefit to those affected by the condition.

In the United States, orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax credits for qualified clinical testing, and user-fee waivers. In addition, if a product receives the first FDA approval of that drug for the indication for which it has orphan designation, the product is entitled to orphan drug exclusivity, which means the FDA may not approve any other application to market the same drug for the same disease or condition for a period of seven years, except in limited circumstances, such as a showing of clinical superiority over the product with orphan exclusivity or where the manufacturer is unable to assure the availability of sufficient quantities of the orphan drug to meet the needs of patients with the rare disease or condition. Under the FDA’s regulations, the FDA will deny orphan drug exclusivity to a designated drug upon approval if the FDA has already approved another drug with the same principal molecular structural features, in the case of a biologic, for the same indication, unless the drug is demonstrated to be clinically superior to the previously approved drug. In the EU, orphan designation entitles a party to financial incentives such as reduction of fees or fee waivers, protocol assistance, and access to the centralized MA procedure. Moreover, upon grant of an MA and assuming the requirement for orphan designation are also met at the time the MA is granted, orphan medicinal products are entitled to a ten-year period of market exclusivity for the approved therapeutic indication. The period of market exclusivity is extended by two years for orphan medicinal products that have also complied with an agreed PIP. This period may be reduced to six years if, at the end of the fifth year, the orphan designation criteria are no longer met, including where it is shown that the product is sufficiently profitable not to justify maintenance of market exclusivity, or where the prevalence of the condition has increased above the orphan designation threshold. In the EU, an MA for an orphan designated product will not be granted if a similar product has been approved in the EU for the same therapeutic indication, unless the applicant can establish that (i) its product, although similar to the orphan medicinal product already authorized is safer, more effective or otherwise clinically superior; (ii) the MA holder for the orphan medicinal product grants its consent; or (iii) if the MA holder of the orphan medicinal product is unable to supply sufficient quantities of product. A similar medicine is a product containing a similar active substance or substances as those contained in an already authorized product. Similar active substance is defined as an identical active substance, or an active substance with the same principal molecular structural features (but not necessarily all of the same molecular features) and which acts via the same mechanism.

Post-Brexit, the UK has retained the EU Regulation which governs the designation of medicinal products as orphan medicinal products and which establishes incentives thereto (Regulation (EC) No. 141/2000) as part of UK law by virtue of the EU (Withdrawal) Act 2018. However under the Retained EU Law (Revocation and Reform) Bill, which is currently before the UK Parliament, unless this legislation is expressly preserved and “assimilated” into domestic law or extended by ministerial regulations (to no later than June 23, 2026) it will automatically expire and be revoked by December 31, 2023. There is therefore uncertainty about the future regulations relating to orphan designation in Great Britain, and any future changes to the legal requirements could lead to greater regulatory complexity and increased costs to our business.

The MHRA is responsible for reviewing applications from companies for orphan designation at the time of an MAA. If a medicinal product has been designated orphan in the EU under Regulation (EC) 141/2000, a Great Britain orphan MAA can be made under regulation 50G of the Human Medicines Regulation 2012 (as amended). A UK-wide orphan MAA can only be considered in the absence of an active EU orphan designation. If a UK-wide orphan MA is granted and the medicinal product subsequently receives EU orphan designation, the MA holder would need to submit a variation to change this to a Great Britain orphan MA.

We have obtained orphan drug designation from the FDA and European Commission for AAV-CNGB3 for the treatment of achromatopsia caused by mutations in the CNGB3 gene, for AAV-CNGA3 for the treatment of achromatopsia due to autosomal-recessive CNGA3 gene mutations, for AAV-RPE65 for the treatment of Leber congenital amaurosis, for botaretigene sparoparvovec for the treatment of X-linked retinitis pigmentosa, for AAV-AIPL1 for the treatment of inherited retinal dystrophy due to defects in AIPL1 gene and for AAV-RDH12 for the treatment of retinol dehydrogenase 12 (RDH12) mutation-associated retinal dystrophy, and we obtained orphan drug designation from the FDA for AAV-hAQP1 for the treatment of grade 2 and grade 3 late xerostomia from parotid gland hypofunction caused by radiotherapy. We may seek orphan drug designation for other current and future product candidates. Even with orphan drug designation, we may not be the first to obtain marketing approval for any particular orphan indication due to the uncertainties associated with developing pharmaceutical products, which could prevent us from marketing our product candidates if another company is able to obtain orphan drug exclusivity before we do. In addition, exclusive marketing rights in the United States and the EU may be unavailable if we seek approval for an indication broader than the orphan-designated indication or may be lost in the United States or EU if the FDA or foreign authorities later determine that the request for designation was materially defective or if we are unable to assure sufficient quantities of the drug to meet the needs of patients with the rare disease or condition following approval. Further, even if we obtain orphan drug exclusivity, that exclusivity may not effectively protect our product candidates from competition because different biologics with different active principal molecular structural features can be approved for the same condition. In addition, the FDA can subsequently approve products with the same principal molecular structural features, in the case of a biologic, for the same condition if the FDA concludes that the later product is safer, more effective, or makes a major contribution to patient care. Likewise, in the EU and Great Britain, the European Commission or MHRA, respectively, can authorize a similar product for the same therapeutic indication, if it concludes that the later product is safer, more effective or clinically superior; if the MA holder for the initial orphan medicinal product grants its consent; or if such MA holder is unable to supply sufficient quantities of the product. Orphan drug designation neither shortens the development time or regulatory review time of a drug nor gives the drug any advantage in the regulatory review or approval process. In addition, while we intend to seek orphan drug designation for other existing and future product candidates, we may never receive such designations. There have been legal challenges to aspects of the FDA’s regulations and policies concerning the exclusivity provisions of the Orphan Drug Act, and future challenges could lead to changes that affect the protections afforded our product candidates in ways that are difficult to predict. It is uncertain how ongoing and future challenges might affect our business.

We and our contract manufacturers for plasmid are subject to significant regulation with respect to manufacturing our products. Our manufacturing facilities and the third-party manufacturing facilities which we rely on may not continue to meet regulatory requirements and have limited capacity.

We currently have relationships with a limited number of suppliers for the manufacturing of plasmid, a component of our viral vectors and product candidates. We completed the fit-out of our first cGMP manufacturing facility in early 2018 and we completed the acquisition of the buildings for our second, large scale cGMP viral vector manufacturing facility and our first cGMP plasmid and DNA production facility in Shannon, Ireland in January 2021 to expand our manufacturing and supply chain capabilities. However, if we experience slowdowns or problems with our completed facility or the development and completion of our new facilities and are unable to establish or scale our internal manufacturing capabilities, we will need to continue to contract with manufacturers that can produce the preclinical, clinical and commercial supply of our products. Each supplier may require licenses to manufacture such components if such processes are not owned by the supplier or in the public domain and we may be unable to transfer or sublicense the intellectual property rights we may have with respect to such activities.

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

In addition to our existing manufacturing facility in London, United Kingdom, we may lease, operate, purchase, or construct additional facilities to conduct expanded manufacturing or other related activities in the future. In January 2021, we completed the acquisition of our second, large scale cGMP viral vector manufacturing facility and our first cGMP plasmid and DNA production facility in Shannon, Ireland. Expanding our manufacturing capacity to produce the preclinical, clinical and commercial supply of our products and their components will require completing our new facilities in Ireland, substantial additional expenditures, time, and various regulatory approvals and permits, all of which may be impacted by the COVID-19 pandemic. Further, we will need to hire and train significant numbers of employees and managerial personnel to staff our expanding manufacturing and supply chain operations, including in our new facilities in Ireland. Start-up costs can be large and may exceed our expectations, and scale-up entails significant risks related to process development and manufacturing yields. In addition, we may face difficulties or delays in developing or acquiring the necessary production equipment and technology to manufacture sufficient quantities of our product candidates for use in clinical trials and, should they be approved, to supply the commercial market at reasonable costs and in compliance with applicable regulatory requirements. We may not successfully expand or establish sufficient manufacturing capabilities or manufacture our products economically or in compliance with cGMP and other regulatory requirements, and we and our collaborators may not be able to build or procure additional capacity in the required timeframe to meet the requirements of our clinical programs or to meet potential commercial demand for our product candidates. This could also delay or require us to discontinue one or more of our clinical development programs or could interfere with our efforts to successfully commercialize our products. As a result, our business, prospects, operating results, and financial condition could be materially harmed.

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

The time required to obtain approval by the FDA, MHRA, European Commission and other regulatory authorities is unpredictable but typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions. For instance, the EU pharmaceutical legislation is currently undergoing a complete review process, in the context of the Pharmaceutical Strategy for Europe initiative, launched by the European Commission in November 2020. The European Commission’s proposal for revision of several legislative instruments related to medicinal products (potentially revising the duration of regulatory exclusivity, eligibility for expedited pathways, etc.) is currently expected during the first quarter of 2023. The proposed revisions, once they are agreed and adopted by the European Parliament and European Council (not expected before the end of 2024 or early 2025) may have a significant impact on the pharmaceutical industry in the long term.

We have not obtained regulatory approval for any product candidate and it is possible that none of our product candidates in clinical programs or any other product candidates we may seek to develop in the future will ever obtain regulatory approval. Neither we nor any future collaborator is permitted to market any of our product candidates in the United States, the UK or the EU until we receive regulatory approval of a BLA from the FDA or of an MAA from the MHRA or European Commission, respectively. It is possible that the FDA may refuse to accept for substantive review any BLAs, or the MHRA or EMA any of our MAAs, that we submit for our product candidates or may conclude after review of our data that our application is insufficient to obtain marketing approval of our product candidates.

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

In order to market any products in any particular jurisdiction, we must establish and comply with numerous and varying regulatory requirements on a country-by-country basis regarding safety and efficacy. Approval by the FDA in the United States, the MHRA in Great Britain or the competent authorities in the EU does not ensure approval by regulatory authorities in other countries or jurisdictions. However, the failure to obtain approval in one jurisdiction may negatively impact our ability to obtain approval elsewhere. In addition, clinical trials conducted in one country may not be accepted by regulatory authorities in other countries, and regulatory approval in one country does not guarantee regulatory approval in any other country.

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

The ability of the FDA and foreign regulatory authorities to review and approve new products can be affected by a variety of factors, including government budget and funding levels, disruptions caused by global health concerns such as the COVID-19 pandemic, ability to hire and retain key personnel, including those with experience relating to novel gene therapy product candidates, acceptance of the payment of user fees, statutory, regulatory, and policy changes and other events that may otherwise affect the FDA’s or foreign regulatory authorities’ ability to perform routine functions. Average review times at the FDA and foreign regulatory authorities have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable.

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

We are subject to regulation and other legal obligations relating to privacy and data protection. Compliance with these requirements is complex and costly. Failure to comply could materially harm our business.

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

In addition, certain state laws govern the privacy and security of health information in certain circumstances, some of which are more stringent than HIPAA and many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. Failure to comply with these laws, where applicable, can result in the imposition of significant civil and/or criminal penalties and private litigation. Further, we may also be subject to other state laws governing the privacy, processing and protection of personal information. For example, the California Consumer Privacy Act, or CCPA, confers individual privacy rights for California consumers (as such term is defined in the law) and places increased privacy and security obligations on entities handling personal information of consumers or households. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that has increased the likelihood of, and risks associated with, data breach litigation. Further, the California Privacy Rights Act, or the CPRA, generally went into effect in January 2023, and significantly amends the CCPA and imposes additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It also created a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. Additional compliance investment and potential business process changes may be required. The CCPA, the CPRA and other domestic privacy and data protection laws and regulations may increase our compliance costs and potential liability.

Our operations abroad may also be subject to increased scrutiny or attention from data protection authorities. For example, the GDPR imposes stringent requirements for processing the personal data of individuals within the European Economic Area, or EEA, which consists of the 27 EU member states plus Norway, Lichtenstein and Iceland. Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for noncompliance of up to €20 million or up to 4% of the total worldwide annual turnover of the relevant undertaking in the preceding financial year, whichever is higher, and other administrative penalties.

Among other requirements, the GDPR regulates transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the U.S. In July 2020, the Court of Justice of the European Union, or CJEU, limited how organizations could lawfully transfer personal data from the EEA to the U.S. by invalidating the Privacy Shield for purposes of international transfers and imposing further restrictions on the use of standard contractual clauses (a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism, and potential alternative to the Privacy Shield), or SCCs. In March 2022, the U.S. and EU announced a new regulatory regime intended to replace the invalidated regulations; however, this new EU-U.S. Data Privacy Framework has not been implemented beyond an executive order signed by President Biden on October 7, 2022 on Enhancing Safeguards for United States Signals Intelligence Activities. European court and regulatory decisions subsequent to the CJEU decision of July 2020 have taken a restrictive approach to international data transfers. As supervisory authorities issue further guidance on personal data export mechanisms, including circumstances where the SCCs cannot be used, and/or start taking enforcement action, we could suffer additional costs, complaints and/or regulatory investigations or fines. If, owing to the restriction or perceived restriction of personal data transfers, we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results.

Further, we are subject to the UK data protection regime, which imposes separate but similar obligations to those under the GDPR and comparable penalties, including fines of up to £17.5 million or 4% of a noncompliant company’s global annual revenue for the preceding financial year, whichever is greater. As we continue to expand into other foreign countries and jurisdictions, we may be subject to additional laws and regulations that may affect how we conduct business.

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

Our platform and products focus on the development of gene therapies and gene regulation technology. In 2017, the FDA approved the first gene treatment for RPE65-associated retinal disease, Luxturna, a commercially available product developed by Spark Therapeutics, Inc., which was purchased by Roche. There are a number of other companies developing ocular gene therapy products, including Applied Genetic Technologies Corporation, and 4D Molecular Therapeutics, Inc. There are a number of companies developing gene therapy products for neurodegenerative diseases, including Voyager Therapeutics, Inc., Brain Neurotherapy Bio, Inc., Axovant Gene Therapies Ltd. and Prevail Therapeutics Inc. (which was purchased by Eli Lilly and Company). In addition to competition from other gene therapies, any products we may develop may also face competition from other types of therapies, such as small molecule, antibody, or protein therapies. Many of our current or potential competitors, either alone or with their collaboration partners, have greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals, and marketing approved products than we do. Mergers and acquisitions in the pharmaceutical, biotechnology, and gene therapy industries may result in even more resources being concentrated among a smaller number of our competitors. These competitors also compete with us in recruiting and retaining qualified scientific, manufacturing and management personnel and establishing clinical trial sites and patient enrollment in clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs. Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient, or are less expensive than any products that we may develop, limiting demand or the price we are able to charge, or that could render any products that we may develop obsolete or non-competitive. Our competitors also may obtain FDA, MHRA or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. In addition, as a result of the expiration or successful challenge of our patent rights, we could face more litigation with respect to the validity and/or scope of patents relating to our competitors’ products.

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

We produce our product candidates in our cGMP viral vector manufacturing facility completed in early 2018 and we completed the acquisition of our second, large scale cGMP viral vector manufacturing facility and our first cGMP plasmid and DNA production facility in Shannon, Ireland in January 2021 to expand our manufacturing and supply chain capabilities. However, if our current facility is damaged, suffers any form of delay or regulatory challenges, we experience slowdowns or problems with the development and completion of our new facilities or we are unable to scale our internal manufacturing capabilities to meet demand for our product candidates, we will need to contract with third-party manufacturers to produce our product candidates. While we now have our own plasmid manufacturing capabilities in our Shannon, Ireland facilities, we may also rely on third-party manufacturers from time to time for the manufacture of plasmid used in the production of some of our product candidates. We do not have a long-term supply agreement with any of the third-party manufacturers, and we purchase our required supply on a purchase order basis.

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

Our third-party service providers are not our employees, and we are therefore unable to directly monitor whether or not they devote sufficient time, attention, expertise and resources to our clinical and nonclinical programs. These third-party service providers may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical trials or other drug development activities that could harm our competitive position. If our third-party service providers do not successfully carry out their contractual duties or obligations or fail to meet expected deadlines, or if the quality or accuracy of the preclinical or clinical data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements, or for any other reasons, our preclinical studies or clinical trials may be extended, delayed or terminated, and we may not be able to obtain regulatory approval for, or successfully commercialize our product candidates. As a result, our financial results and the commercial prospects for our product candidates could be harmed, our costs could increase, and our ability to generate revenues could be delayed.

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

Risks Related to Employee Matters and Managing Growth

We may need to expand our organization, and we may experience difficulties in managing this growth, which could disrupt our operations.

As of December 31, 2022, we had 358 employees. We expect to continue to expand our organization, including hiring and training employees and managerial personnel to staff our expanding manufacturing and supply chain operations in our new facilities in Ireland. We may have difficulty identifying, hiring and integrating new personnel. Future growth would impose significant additional responsibilities on our management, including the need to identify, recruit, maintain, motivate and integrate additional employees, consultants and contractors. Also, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If our management is unable to effectively manage our expected growth, our expenses may increase more than expected, our potential ability to generate revenue could be reduced and we may not be able to implement our business strategy. Many of the biotechnology companies that we compete against for qualified personnel and consultants have greater financial and other resources, different risk profiles and a longer history in the industry than we do. If we are unable to continue to attract and retain high-quality personnel and consultants, the rate and success at which we can discover and develop product candidates and operate our business will be limited.

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

Following a national referendum and enactment of legislation by the government of the UK, the UK formally withdrew from the EU on January 31, 2020, commonly referred to as “Brexit”. Since the end of the Brexit transition period on January 1, 2021, Great Britain (England, Scotland and Wales) has not been directly subject to EU laws, however under the terms of the Protocol on Ireland and Northern Ireland, EU laws have generally applied to Northern Ireland. On February 27, 2023, the UK Government and the European Commission reached a political agreement on the “Windsor Agreement” which may revise the Protocol on Ireland and Northern Ireland in order to address some of the perceived shortcomings in its operation. Under the proposed changes, Northern Ireland would be reintegrated under the regulatory authority of the MHRA with respect to medicinal products. These proposed changes need to be codified and agreed by the respective parliaments of the UK and EU before taking effect. There could be additional uncertainty and risk around what these changes will mean to our business.

More generally, it is currently unclear to what extent the UK Government will seek to align its regulations with the EU. The EU laws that have been transposed into UK law through secondary legislation remain applicable in Great Britain. However, under the Retained EU Law (Revocation and Reform) Bill 2022, which is currently before the UK parliament, any retained EU law not expressly preserved and “assimilated” into domestic law or extended by ministerial regulations (to no later than June 23, 2026) will automatically expire and be revoked by December 31, 2023. In addition, new legislation such as the CTR is not applicable in Great Britain. Whilst the EU-UK Trade and Cooperation Agreement, or TCA, includes the mutual recognition of Good Manufacturing Practice, or GMP inspections of manufacturing facilities for medicinal products and GMP documents issued, it does not contain wholesale mutual recognition of UK and EU pharmaceutical regulations and product standards. There may be divergent local requirements in Great Britain from the EU in the future, which may impact clinical and development activities that occur in the UK in the future. Similarly, clinical trial submissions in the UK will not be able to be bundled with those of EU member states within the EMA Clinical Trial Information System, or CTIS, adding further complexity, cost and potential risk to future clinical and development activity in the UK.  Significant political and economic uncertainty remains about how much the relationship between the UK and EU will differ as a result of the UK’s withdrawal.

These developments, or the perception that any related developments could occur, have had and may continue to have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global market liquidity and restrict the ability of key market participants to operate in certain financial markets. Any of these factors could depress economic activity and restrict our access to capital, which could have a material adverse effect on our business, financial condition and results of operations and reduce the price of our ordinary shares.

Companies established in Great Britain cannot use the centralized procedure and instead must follow one of the UK national authorization procedures or one of the remaining post-Brexit international cooperation procedures (such as the Access Consortium) to obtain an MA to market products in Great Britain. The MHRA may rely on a decision taken by the European Commission on the approval of a new (centralized procedure) MA when determining an application for a Great Britain MA; or use the MHRA’s decentralized or mutual recognition procedures which enable MAs approved in EU member states (or Iceland, Liechtenstein, Norway) to be granted in Great Britain. Additionally, the ‘Unfettered Access Procedure’ enables an MA holder in Northern Ireland to seek recognition in Great Britain.

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

As of December 31, 2022, our executive officers, directors and shareholders who owned more than 5% of our outstanding ordinary shares and their respective affiliates, in the aggregate, hold ordinary shares representing approximately 40.0% of our outstanding ordinary shares. In addition, in connection with entering into the Financing Agreement, we issued to an affiliate of Perceptive Advisors, LLC, our largest shareholder that employs a director serving on our board, warrants to purchase an aggregate of 700,000 of our ordinary shares.

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

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”), and may remain an emerging growth company until the last day of the fiscal year December 31, 2023, which represents the fifth year anniversary of our IPO. However, if certain events occur prior to the end of such five-year period, including if we become a “large accelerated filer,” our annual gross revenues exceed $1.07 billion or we issue more than $1.0 billion of non-convertible debt in any three-year period, we will cease to be an emerging growth company prior to the end of such five-year period. For so long as we remain an emerging growth company, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include:

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

Based on the current and anticipated value of our assets, including goodwill, and the current and anticipated composition of our income, assets and operations, we do not believe we were a PFIC for the taxable year ended on December 31, 2022, and do not expect to be a PFIC for the current taxable year. However, the application of the PFIC rules is subject to uncertainty in several respects, and we cannot assure you that the U.S. Internal Revenue Service, or the IRS, will not take a contrary position. Furthermore, a separate determination must be made after the close of each taxable year as to whether we are a PFIC for that year. Accordingly, we cannot assure you that we were not a PFIC for our taxable year ended on December 31, 2022 or that we will not be a PFIC for our current taxable year or any future taxable year. A non-U.S. company will be considered a PFIC for any taxable year if (i) at least 75% of its gross income is passive income (including interest income), or (ii) at least 50% of the value of its assets (based on an average of the quarterly values of the assets during a taxable year) is attributable to assets that produce or are held for the production of passive income. The value of our assets generally is determined by reference to the market price of our ordinary shares, which may fluctuate considerably. In addition, the composition of our income and assets is affected by how, and how quickly, we spend any cash we raise. If we were to be classified as a PFIC for any taxable year during which a U.S. holder holds our ordinary shares, certain materially adverse U.S. federal income tax consequences could apply to such U.S. holder.

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

As of December 31, 2022, we had federal and state NOL carryforwards in the United States of $63.8 million and $64.4 million, respectively, and cumulative carryforward tax losses in the UK of $187.9 million, which we expect to be available to reduce future taxable income subject to any relevant restrictions (including those in the U.S. and UK that limit the percentage of taxable income that can be reduced by NOLs and carried forward losses). The U.S. federal and state NOLs incurred prior to January 1, 2018 in the amount of approximately $1.0 million and $0.8 million, respectively, will begin to expire in 2036. U.S. federal NOLs generated after December 31, 2017 are not subject to expiration but such NOLs may only offset 80% of taxable income for taxable years beginning after December 31, 2020. As of December 31, 2022, we also had orphan drug and research and development credits in the U.S. in the amount of $9.4 million and research and development credits in the UK of $2.4 million. The UK carryforward tax losses will continue indefinitely, subject to relevant restrictions, under current UK legislation.

The NOLs and carryforward tax losses are subject to review and possible adjustment by the applicable tax authorities. Additionally, NOLs and UK carryforward tax losses, and research and development tax credits, may become subject to limitations in the event of certain cumulative changes in the ownership interest of significant shareholders, as determined under Sections 382 of the United States Internal Revenue Code, as well as the Corporation Tax Act 2010 Part 14 under the UK tax rules. This could limit the amount of NOLs or carryforward tax losses that we can utilize annually to offset future taxable income or tax liabilities. We have conducted a review of changes in the ownership interest of significant shareholders and determined that as of December 31, 2021, there were no limitations in the UK. However, for U.S. federal tax purposes, we have determined that ownership changes occurred in August 2016 and June 2018. We are still in the process of determining the annual limitation on NOLs as a result of such ownership changes. Subsequent ownership changes and changes to the U.S. federal or state or UK tax rules in respect of the utilization of NOLs and carryforward tax losses may further affect the limitation in future years.

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

We have broad discretion in the application of any net proceeds we have received in the past or may receive in the future pursuant to existing or future equity and debt financings. Shareholders may not agree with our decisions, and our use of the proceeds and our existing cash and cash equivalents may not improve our results of operation or enhance the value of our ordinary shares. Our ability to apply certain proceeds may be restricted.  For example, the proceeds provided under our Note Purchase Agreement may be used for working capital and general corporate purposes.  Our failure to apply any such funds effectively could have a material adverse effect on our business, delay the development of our product candidates and cause the market price of our ordinary shares to decline. In addition, until the net proceeds are used, they may be placed in investments that do not produce significant income or that may lose value. Additionally, our existing cash and cash equivalents are subject to general credit, liquidity, market and interest rate risks, which have been and may, in the future, be exacerbated by a U.S. and/or global financial crises. We may realize losses in the fair value of certain of our investments or a complete loss of these investments if the credit markets tighten, which would have an adverse effect on our results of operations, liquidity and financial condition.

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

Under Cayman Islands law, we may only make distributions by way of dividend out of profits, or out of our share premium account (provided that immediately following the date that the dividend is proposed to be paid we are able to pay our debts as they fall due in the ordinary course of business). We have never declared or paid any cash dividends on our ordinary shares. We currently anticipate that we will retain future earnings for the development, operation and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future. In addition, the Note Purchase Agreement prohibits us from paying dividends during its term and the terms of existing and future financing agreements may also preclude us from paying dividends.  As a result, capital appreciation, if any, of our ordinary shares would be your sole source of gain on an investment in our ordinary shares for the foreseeable future. See the “Dividend Policy” section of this Form 10-K for the year ended December 31, 2022 for additional information.

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

In January 2021, we completed the acquisition of the buildings for our second, large scale cGMP viral vector manufacturing facility and our first cGMP plasmid and DNA production facility located in Buildings 2 and 3, Block K, Airport Avenue, Shannon Free Zone, Shannon, Ireland. The campus encompasses an aggregate of 150,000 square feet.  We also entered into a lease for each property providing for a long leasehold interest that expires in 2211.

ITEM 3.LEGAL PROCEEDINGS

We are not subject to any material legal proceedings.

ITEM 4.MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our ordinary shares trade on the Nasdaq Global Select Market under the symbol “MGTX.”

Holders of Record

As of March 8, 2023, there were 55 holders of record. The actual number of shareholders of our ordinary shares is greater than this number of record holders and includes shareholders who are beneficial owners but whose ordinary shares are held in street name by brokers and other nominees. This number of holders of record also does not include shareholders whose ordinary shares may be held in trust by other entities.

Dividend Policy

We have never declared or paid any cash dividends on our ordinary shares. We intend to retain future earnings, if any, to finance the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. In addition, the Note Purchase Agreement prohibits us from paying dividends during its term and the terms of existing and future financing agreements may also preclude us from paying dividends. However, if we do pay a cash dividend on our ordinary shares in the future, we will only pay such dividend out of our profits or share premium (subject to solvency requirements) as permitted under Cayman Islands law.

Recent Sales of Unregistered Securities

On November 9, 2022, we entered into a securities purchase agreement with Johnson and Johnson Innovation – JJDC, Inc., the investment arm of Johnson and Johnson (“JJDC”), pursuant to which we, in a private placement, agreed to issue and sell to JJDC an aggregate of 3,742,514 ordinary shares at a purchase price of $6.68 per share for gross proceeds of approximately $25.0 million.

The ordinary shares were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended.

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

Overview

We are a vertically integrated, clinical stage gene therapy company with six programs in clinical development and a broad pipeline of preclinical and research programs. We have core capabilities in viral vector design and optimization and gene therapy manufacturing, as well as a potentially transformative gene regulation platform technology that allows precise, dose responsive control of gene expression by oral small molecules with dynamic range that can exceed 5000-fold. Led by an experienced management team, we have taken a portfolio approach by licensing, acquiring and developing technologies that give us depth across both product candidates and indications. Our initial focus is on three distinct areas of unmet medical need: ocular diseases, including both inherited retinal diseases as well as large degenerative ocular diseases, neurodegenerative diseases, and severe forms of xerostomia. Though initially focusing on the eye, central nervous system and salivary gland, we intend to expand our focus in the future to develop additional gene therapy treatments for patients suffering from a range of serious diseases.

We are an exempted company incorporated under the laws of the Cayman Islands in 2018, and prior to that, we commenced operations as MeiraGTx Limited, a private limited company incorporated under the laws of England and Wales in 2015. Our discussion of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). Since our formation, we have devoted substantially all of our resources to developing our technology platform, establishing our viral vector manufacturing facilities and our cGMP plasmid and DNA production facility and developing manufacturing processes, advancing the product candidates in our ophthalmology, salivary gland and neurodegenerative disease programs, building our intellectual property portfolio, organizing and staffing our company, developing our business plan, raising capital, and providing general and administrative support for these operations. To date, we have financed our operations primarily with cash on hand and proceeds from the sales of our Series A ordinary shares, Convertible Preferred C Shares and ordinary shares. Through December 31, 2022, we received gross proceeds of approximately $471.0 million from sales of our ordinary shares, Series A ordinary shares and convertible preferred C shares, gross proceeds of approximately $75.0 million from issuance of debt and $130.0 million from the collaboration, option and license agreement with Janssen Pharmaceuticals, Inc. (“Janssen”), one of the Janssen Pharmaceuticals Companies of Johnson & Johnson (the “Collaboration Agreement”). As of December 31, 2022, we had cash and cash equivalents of $115.5 million, as well as $21.3 million we expect to receive from Janssen in the first quarter of 2023 in connection with the Collaboration Agreement.

We are a clinical stage company and have not generated any product revenues to date. We have six clinical programs and a pipeline of preclinical programs. Since inception, we have incurred significant operating losses. Our net losses for the years ended December 31, 2022 and 2021 were $129.6 million and $79.6 million, respectively. As of December 31, 2022, we had an accumulated deficit of $470.2 million. We do not expect to generate revenue from sales of products for several years, if at all. Under the Collaboration Agreement, we received an upfront payment in the amount of $100.0 million in March 2019 and a milestone payment in the amount of $30.0 million in December 2021. Additionally, pursuant to the Collaboration Agreement, we are eligible to receive research and development funding and additional potential milestone payments and royalties.

Our total operating expenses were $132.3 million and $110.5 million for the years ended December 31, 2022 and 2021, respectively. While we expect our operating expenses to continue to increase in connection with our ongoing development activities related to our product candidates, including the ongoing Phase 3 Lumeos clinical trial of botaretigene sparoparvovec for the treatment of patients with XLRP, we believe that certain of these increases will be partially offset by the research funding in connection with the Collaboration Agreement. In addition, we expect to continue incurring increasing costs associated with our clinical activities for AAV-hAQP1 for the treatment of radiation-induced xerostomia and xerostomia associated with Sjogren’s syndrome, as well as for AAV-GAD for the treatment of Parkinson’s disease. We also incurred expenses during the year ended December 31, 2022 and expect to continue to incur expenses related to research activities in additional therapeutic areas to expand our pipeline, developing our potentially transformative gene regulation technology, hiring additional personnel as needed in manufacturing, research, clinical operations, quality and other functional areas, and associated cash and share-based compensation expense, as well as the further development of internal manufacturing capabilities and capacity and other associated costs including the management of our intellectual property portfolio.

On August 2, 2022 we, as borrower, and the Subsidiary Guarantors, entered into the Financing Agreement by and among the Company, the Subsidiary Guarantors, the lenders and other parties from time to time party thereto and Perceptive, as administrative agent and lender. On December 19, 2022, the Financing Agreement was converted to a Note Purchase Agreement between the same parties and under substantially the same terms and conditions as the Financing Agreement, subject to certain customary note constitution terms.

The Note Purchase Agreement provides for the issuance of the Tranche 1 Notes in an initial amount of $75.0 million, and we may request the issuance of the Tranche 2 Notes in an additional amount of $25.0 million to be made available at Perceptive’s sole discretion before August 2, 2024. The Note Purchase Agreement matures on August 2, 2026 and is interest-only during the term. We have the option to redeem outstanding principal notes at any time along with an applicable early redemption fee. Outstanding amounts under the Note Purchase Agreement bear interest at a fluctuating rate per annum equal to 10.00% plus the secured overnight financing rate administered by the Federal Reserve Bank of New York for a one-month tenor, subject to a 1.00% floor.

On November 9, 2022, we entered into a securities purchase agreement with JJDC, pursuant to which we, in a private placement, agreed to issue and sell to JJDC an aggregate of 3,742,514 ordinary shares at a purchase price of $6.68 per share for gross proceeds of approximately $25.0 million.

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

Based on our cash and cash equivalents at December 31, 2022 and the research funding and milestone payments we expect to receive under the Collaboration Agreement, we estimate that such funds will be sufficient to enable us to fund our operating expenses and capital expenditure requirements through the fourth quarter of 2024. We have based these estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. See “Liquidity and Capital Resources.” Because of the numerous risks and uncertainties associated with the development of our product candidates, any future product candidates, our platform and technology and because the extent to which we may enter into collaborations with third parties for development of any of our product candidates is unknown, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidates.

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

Highlights and Recent Developments

Recent Development Highlights and Anticipated 2023 Milestones

Botaretigene Sparoparvovec for the Treatment of XLRP:

●	On October 1, 2022, clinical data from a Phase 1/2 MGT009 clinical trial (NCT03252847) were presented in a late-breaking oral presentation at the Retina Subspecialty Day program of the AAO 2022 Annual Meeting; treatment with botaretigene sparoparvovec was found to have an acceptable safety profile and efficacy assessments in this study and demonstrated improvements in retinal sensitivity, visual function and functional vision.[1]
●	Further sensitivity analysis was conducted on study participants by applying the Phase 3 Lumeos (NCT04671433) study eligibility criteria that corroborated the endpoints selected for the Phase 3 study.[1]
●	We, in collaboration with Janssen, are dosing patients in the pivotal Phase 3 Lumeos clinical trial of botaretigene sparoparvovec and remain on track for a BLA submission in 2024.

1 Michaelides, M et al. Ph1/2 AAV5-RPGR (Botaretigene Sparoparvovec) Gene Therapy Trial in RPGR-associated X-linked Retinitis Pigmentosa (XLRP). Abstract #30071754. Presented at the 2022 American Academy of Ophthalmology Annual Meeting.

AAV-hAQP1 for the Treatment of Grade 2/3 Radiation-Induced Xerostomia:

●	We reported positive clinical data from the AQUAx Phase 1 clinical trial in December 2022.
o	Clinically meaningful improvements in xerostomia symptoms and disease burden in two validated Patient-Reported Outcome (PRO) measures in both unilateral and bilateral treated cohorts were demonstrated.
◾	18/24, or 75% achieved clinically meaningful symptom improvement using the Global Rate of Change (GRCQ) PRO.
◾	Using the Xerostomia Questionnaire (XQ), 71% (17/24) reported an improvement of >8 points (clinically meaningful), and 67% (16/24) had an improvement of ≥10 (considered transformative by KOLs).
o	Meaningful increases in whole saliva flow rates were observed post-treatment, providing objective evidence of the biological activity of AAV-hAQP1 treatment.
o	Early long-term follow-up data suggest durability of improvement 2+ years post-treatment.
o	AAV-hAQP1 appears safe and well-tolerated at each dose tested.
●	All participants are followed for 1 year post-treatment and then enter a long-term follow-up study for another 4 years.
●	We intend to present the final 12 month data from the bilateral treated cohorts from the AQUAx Phase 1 study in the second quarter of 2023.
●	Based on the favorable safety and efficacy profile of AAV-hAQP1 in the AQUAx Phase 1 study, we intend to initiate a randomized, double-blind, placebo-controlled, Phase 2 study evaluating the bilateral administration of two active doses of AAV-hAQP1 in the second quarter of 2023.

AAV-GAD for the Treatment of Parkinson’s Disease:

●	We are now dosing patients in the AAV-GAD clinical trial under a new IND using material manufactured in our cGMP facility in London, United Kingdom using our proprietary production process.
●	The AAV-GAD trial is a three-arm randomized Phase 1 clinical bridging study with subjects randomized to one of two doses of AAV-GAD or sham control.
●	The objective of the AAV-GAD trial (NCT05603312) is to evaluate the safety and tolerability of AAV-mediated delivery of glutamic acid decarboxylase (GAD) gene transfer into the subthalamic nuclei (STN) of participants with Parkinson's disease.
●	Completion of enrollment is anticipated by the third quarter of 2023.

Riboswitch Gene Regulation Platform & Vector Engineering:

●	We exhibited 15 poster presentations at the European Society of Gene and Cell Therapy 2022 Annual Congress, which included data from our novel gene regulation platform, including the first data demonstrating the potential to regulate cell therapies including CAR-T, as well as data from our promoter platforms and several new, optimized pre-clinical programs addressing severe unmet needs for indications such as amyotrophic lateral sclerosis (ALS) and Wilson’s disease. In addition, we made several presentations on our proprietary viral vector manufacturing technology and potency assay development.
●	Our next-generation riboswitch-based gene regulation platform can be used to precisely control the expression of any gene delivered in any context with an unprecedented dynamic range using novel, synthetic, orally delivered small molecules.
●	We now have over 30 novel orally available small molecules with high specificity and potency to our riboswitch aptamers moving through PK, biodistribution and toxicology studies, with the first GMP material for IND currently being manufactured.

Gene Therapy Manufacturing:

●	Our wholly-owned facilities have now produced GMP clinical trial material for 6 different indications, using multiple AAV serotypes, including administration into the eye, salivary gland and central nervous system.
●	We believe that our proprietary platform production process has produced one of the highest yields and full ratios in the industry.
●	We believe that bringing all aspects of testing and vector production in-house reduces regulatory risk, ensures the highest quality of products, lowers costs and helps avoid bottlenecks in clinical development.
●	In addition to our 30,000-square-foot facility in London, we now have a 150,000-square-foot plant in Shannon, Ireland which contains three facilities: one built to be flexible and scalable for viral vector production, another to manufacture plasmid DNA – the critical starting material for producing gene therapy products – and third, a Quality Control (QC) hub performing advanced biochemical quality control testing appropriate for commercialization.

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

Research and development activities are central to our business model. We expect that our research and development expenses will continue to increase substantially for the foreseeable future as we initiate additional preclinical and clinical trials of our existing product candidates, including the ongoing Phase 3 Lumeos trial of botaretigene sparoparvovec for the treatment of patients with XLRP, and continue to discover and develop additional product candidates. Certain of these increases in research and development costs will be partially offset by the research funding provided in connection with the Collaboration Agreement we entered into in January 2019. In addition, we expect to continue incurring increasing research and development costs associated with our clinical activities for AAV-hAQP1 for the treatment of radiation-induced xerostomia and xerostomia associated with Sjogren’s syndrome, as well as for AAV-GAD for the treatment of Parkinson’s disease.

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

Other comprehensive income

Other comprehensive income includes the following:

Foreign currency translation gain

Expenses of subsidiaries have been translated into U.S. dollars at average exchange rates prevailing during the period. Assets and liabilities have been translated at the rates of exchange on the consolidated balance sheet date. The resulting translation gain adjustments are recorded directly as a separate component of shareholders’ equity and as other comprehensive loss on the consolidated statements of operations and comprehensive loss.

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

Income Taxes

Since we have recurring losses and a valuation allowance against deferred tax assets, there was no tax expense (benefit) for the years ended December 31, 2022 and 2021.

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

Results of Operations

Comparison of the Years Ended December 31, 2022 and 2021

	2022	2021	Change

	(in thousands)
License revenue - related party	$15,920	$37,701	$(21,781)
Operating expenses:
General and administrative	46,550	43,765	2,785
Research and development	85,725	66,694	19,031
Total operating expenses	132,275	110,459	21,816
Loss from operations	(116,355)	(72,758)	(43,597)
Other non-operating income (expense)
Foreign currency loss	(9,452)	(6,293)	(3,159)
Interest income	777	212	565
Interest expense	(4,946)	(288)	(4,658)
Fair value adjustments	361	(434)	795
Net loss	(129,615)	(79,561)	(50,054)
Other comprehensive income:
Foreign currency translation gain	8,718	2,226	6,492
Comprehensive loss	$(120,897)	$(77,335)	$(43,562)

License Revenue

License revenue was $15.9 million for the year ended December 31, 2022, compared to $37.7 million for the year ended December 31, 2021. This decrease is a result of the Company receiving a $30.0 million milestone payment in connection with the Collaboration Agreement during the year ended December 31, 2021.

General and Administrative Expenses

General and administrative expenses were $46.6 million for the year ended December 31, 2022, compared to $43.8 million for the year ended December 31, 2021. The increase of $2.8 million was primarily due to an increase of $3.4 million in share-based compensation, $2.0 million in legal and accounting fees, $1.3 million in consulting fees and $0.4 million in depreciation. These increases were partially offset by a decrease of $1.7 million in payroll and payroll-

related costs, $1.2 million in insurance, $0.8 million in rent and facilities costs and $0.6 million in other general and administrative costs.

Research and Development Expenses

Research and development expenses for the years ended December 31, 2022 and 2021 were as follows (in millions):

	2022	2021	Change
Gross research and development expenses	$165.8	$141.1	$24.7
Janssen reimbursements	(73.3)	(69.0)	(4.3)
Tax incentive reimbursement	(6.8)	(5.4)	(1.4)
Research and development expenses	$85.7	$66.7	$19.0

Gross research and development expenses for the year ended December 31, 2022 increased $24.7 million as compared to the prior year primarily due to an increase of $8.9 million in costs related to the manufacturing of our clinical trial materials, $6.5 million in payroll and payroll-related costs, $4.6 million in costs related to our pre-clinical research and clinical trials, $4.5 million in share-based compensation, $2.7 million in rent and facility costs, $0.5 million in depreciation and $1.1 million in other research costs. These increases were partially offset by a decrease of $2.6 million in license fees and $1.5 million in acquired research and development costs.

Reimbursements under the Collaboration Agreement for the year ended December 31, 2022 increased $4.3 million as compared to the prior year primarily due to an increase in activity in the programs licensed under the Collaboration Agreement.

Tax incentive reimbursement for the year ended December 31, 2022 increased $1.4 million as compared to the prior year primarily due to the increase in allowable research and development costs.

Foreign Currency Loss

Foreign currency loss was $9.5 million for the year ended December 31, 2022 compared to a loss of $6.3 million for the year ended December 31, 2021. The increase in the loss of $3.2 million was primarily due to an unrealized loss on the valuation of the Company’s intercompany payables and receivables due to the strengthening of the U.S. dollar against the pound sterling and euro during the year ended December 31, 2022.

Interest Income

Interest income was $0.8 million for the year ended December 31, 2022 compared to $0.2 million for the year ended December 31, 2021. The increase was due to a higher interest rate during 2022.

Interest Expense

Interest expense was $4.9 million for the year ended December 31, 2022 compared to $0.3 million for the year ended December 31, 2021. The increase was primarily due to the interest on the Financing Agreement entered into in August 2022, which was later converted to a Note Purchase Agreement in December 2022.

Other Comprehensive Income – Foreign Currency Translation Gain

Foreign currency translation adjustments resulted in a translation gain of $8.7 million for the year ended December 31, 2022 compared to a translation gain of $2.2 million for the year ended December 31, 2021. The change in the amount of $6.5 million was primarily due to a strengthening of the U.S. dollar against the pound sterling and euro during the year ended December 31, 2022.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses. For the year ended December 31, 2022, we used $73.1 million in cash flows from operations. We did not generate positive cash flows from operations during the year and there are no assurances that we will generate positive cash flows in the future. Additionally, there are no assurances that we will be successful in obtaining an adequate level of financing for the development and commercialization of our product candidates. We expect to incur significant expenses and operating losses for the foreseeable future as we advance the preclinical and clinical development of our product candidates. We expect that our research and development and general and administrative costs will increase in connection with conducting preclinical studies and clinical trials for our product candidates, building out internal capacity to have products manufactured to support preclinical studies and clinical trials, expanding our intellectual property portfolio, and providing general and administrative support for our operations. In addition, on August 4, 2020 we entered into agreements to acquire the buildings for our second, large scale cGMP viral vector manufacturing facility and our first cGMP plasmid and DNA production facility in Shannon, Ireland to expand our manufacturing and supply chain capabilities. We closed on the acquisition of the first building in August 2020 and closed on the second building in January 2021. As a result of these incurred and expected expenses we will need additional capital to fund our operations, which we may obtain from additional equity or debt financings, collaborations, licensing arrangements, or other sources.

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

Additionally, on August 2, 2022, we, as borrower, and our Subsidiary Guarantors, entered into a Financing Agreement by and among us, the Subsidiary Guarantors, the lenders and other parties from time to time party thereto and Perceptive, as administrative agent and lender. On December 19, 2022, the Financing Agreement was converted to a Note Purchase Agreement between the same parties and under substantially the same terms and conditions as the Financing Agreement, subject to certain customary note constitution terms.

The Note Purchase Agreement provides for the issuance of the Tranche 1 Notes in an initial amount of $75.0 million, and we may request the issuance of the Tranche 2 Notes in an additional amount of $25.0 million to be made available at Perceptive’s sole discretion before August 2, 2024. The Note Purchase Agreement matures on August 2, 2026 and is interest-only during the term. We have the option to redeem outstanding principal notes at any time along with an applicable early redemption fee. Outstanding amounts under the Note Purchase Agreement bear interest at a fluctuating rate per annum equal to 10.00% plus the secured overnight financing rate administered by the Federal Reserve Bank of New York for a one-month tenor, subject to a 1.00% floor.

Our obligations under the Note Purchase Agreement are secured by our London, UK and Shannon, Ireland manufacturing facilities, $3.0 million of our cash and the bank accounts of the Subsidiary Guarantors, and the issued and outstanding equity interests of the Subsidiary Guarantors.

The Note Purchase Agreement imposes covenants that include, among other things, enrolling in a Phase III trial for AAV-RPGR on or before June 30, 2023, and ensuring the Company’s Shannon manufacturing facility meets or satisfies all applicable good manufacturing practice requirements on or before December 31, 2023, as well as various restrictions on us and the Subsidiary Guarantors, including restrictions pertaining to: (i) the incurrence of additional indebtedness, (ii) limitations on liens, (iii) limitations on certain investments, (iv) making distributions, dividends and other payments, (v) mergers, consolidations and acquisitions, (vi) dispositions of assets, (vii) our maintenance of at least $3 million in a U.S. bank account, (viii) transactions with affiliates, (ix) changes to governing documents, (x) changes to certain agreements and leases and (xi) changes in control; however, certain of these restrictions contain exceptions which allow us to license, sell and monetize assets in our AAV-hAQP1 program in development to treat radiation-induced xerostomia, our AAV-GAD program in development to treat Parkinson’s disease and our gene regulation platform technologies.

In connection with entering into the Financing Agreement, we granted warrants (the “Warrants”) to Perceptive to purchase up to (i) 400,000 ordinary shares of the Company at an exercise price of $15.00 per share and (ii) 300,000 ordinary shares of the Company at an exercise price of $20.00 per share. The Warrants will expire on August 2, 2027.

Based on our current cash, cash equivalents and accounts receivable – related party at December 31, 2022 and the research funding and milestone payments we expect to receive under the Collaboration Agreement, we estimate that we will be able to fund our operating expenses and capital expenditure requirements through the fourth quarter of 2024. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect.

Cash Flows

We had $115.5 million and $137.7 million of cash and cash equivalents as of December 31, 2022 and 2021, respectively.

The following table summarizes our sources and uses of cash for the period presented:

	For the Years Ended December 31,
	2022	2021

	(in thousands)
Net cash used in operating activities	$(73,098)	$(10,530)
Net cash used in investing activities	(44,963)	(61,717)
Net cash provided by financing activities	95,200	1,708
Net decrease in cash and cash equivalents	$(22,861)	$(70,539)

Operating Activities

During the year ended December 31, 2022, our cash used in operating activities of $73.1 million was primarily due to our net loss of $129.6 million as we incurred expenses associated with research activities on our clinical programs, manufacturing of our clinical trial materials, preclinical research programs and general and administrative expenses. The net loss included non-cash charges of $46.9 million, which consisted of $28.6 million of share-based compensation, $9.5 million of a foreign currency loss, $8.7 million of depreciation and amortization, $0.4 million of a fair value downward adjustment, $0.2 million of negative net change in right-of-use assets and liabilities, $0.2 million of amortization of interest on asset retirement obligations and $0.4 million of amortization of the debt discount. Additionally, operating assets, consisting of accounts receivable-related party, prepaid expenses, tax incentive receivable, other current assets and other assets, decreased by $5.2 million and operating liabilities, consisting of accounts payable, accrued expenses, and deferred revenue-related party, decreased by $4.4 million.

During the year ended December 31, 2021, our cash used in operating activities of $10.5 million was primarily due to our net loss of $79.6 million as we incurred expenses associated with research activities on our clinical programs, manufacturing of our clinical trial materials, preclinical research programs and general and administrative expenses. The net loss included non-cash charges of $37.8 million, which consisted of $20.8 million of share-based compensation, $6.3 million of a foreign currency loss, $7.9 million of depreciation and amortization, $1.0 million of shares issued in connection with a license agreement, $1.0 million of shares issued in connection with an asset acquisition, $0.4 million of a fair value adjustment, $0.2 million of net change in right-of-use assets and liabilities, $0.1 million of amortization of interest on asset retirement obligations and $0.1 million of loss on disposal of equipment, furniture and fixtures. Additionally, operating assets, consisting of accounts receivable-related party, prepaid expenses, tax incentive receivable, other current assets and other assets, decreased by $17.3 million and operating liabilities, consisting of accounts payable, accrued expenses, and deferred revenue-related party, increased by $14.0 million.

Investing Activities

Net cash used in investing activities for the year ended December 31, 2022 of $45.0 million consisted of purchases of property and equipment for our manufacturing, laboratory and process development facilities and buildout costs of our new facilities in Ireland.

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

Financing Activities

Net cash provided by financing activities was $95.2 million for the year ended December 31, 2022, which consisted primarily of $75.0 million from issuance of the Tranche 1 Notes, $25.0 million from the issuance of ordinary shares and $0.2 million in exercise of share options, which was offset by $2.8 million of payments for withholdings of shares for income taxes, and financing fees of $2.2 million.

Net cash provided by financing activities was $1.7 million for the year ended December 31, 2021, which is primarily from the exercise of share options.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements under applicable SEC rules and do not have any holdings in variable interest entities.

Emerging Growth Company Status

The Jumpstart Our Business Startups Act of 2012, (the “JOBS Act”), permits an “emerging growth company,” which we are, to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies until those standards would otherwise apply to private companies. We have elected to take advantage of this extended transition period through December 31, 2023.

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are exposed to market risks in the ordinary course of our business. These risks primarily include foreign currency exchange rate sensitivities and interest rate risk.

Foreign Currency Exchange Risk

We currently operate in the United States, the United Kingdom, the Netherlands, Ireland and Belgium. Our activities in these jurisdictions expose us to currency exchange rate fluctuations primarily between the U.S. Dollar and the British pound sterling and euro. When the U.S. Dollar strengthens against these currencies, the U.S. Dollar value of non-U.S. Dollar based losses increases. To the extent that our international activities recorded in local currencies increase in the future, our exposure to fluctuations in currency exchange rates will correspondingly increase. With respect to our foreign currency exposures as of December 31, 2022, we estimate a 10% unfavorable movement in foreign currency exchange rates would have the effect of creating an additional foreign currency loss of approximately $28.1 million within other non-operating income (expense) for the year ended December 31, 2022.

Interest Rate Risk

We are exposed to market risk as a result of changes in interest rates applicable to borrowings under our Note Purchase Agreement. Borrowings under the Note Purchase Agreement bear interest at a fluctuating rate per annum equal to 10.00% plus the secured overnight financing rate (“SOFR”) administered by the Federal Reserve Bank of New York for a one-month tenor, subject to a 1.00% floor. See Note 14 to our consolidated financial statements included elsewhere in this Form 10-K. We may use interest rate cap derivatives, interest rate swaps or other interest rate hedging instruments to economically hedge and manage interest rate risk with respect to our variable floating rate debt. As of December 31, 2022, the annual interest rate was 13.02% and the outstanding balance of the Tranche 1 Notes was $75.0 million. Assuming no change in the outstanding borrowings under the Note Purchase Agreement, we estimate that a hypothetical 1% increase in the SOFR would increase our annual interest expense by approximately $0.8 million as of December 31, 2022.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of MeiraGTx Holdings plc and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of MeiraGTx Holdings plc and Subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive loss, shareholders' equity and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

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

Jericho, New York

March 14, 2023

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31,	December 31,
	2022	2021

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$115,516	$137,703
Accounts receivable - related party	21,334	22,384
Prepaid expenses	8,133	8,102
Tax incentive receivable	7,689	12,634
Other current assets	1,667	2,420
Total Current Assets	154,339	183,243

Property, plant and equipment, net	109,266	75,860
Intangible assets, net	1,335	1,791
In-process research and development	742	783
Other assets	1,402	1,404
Equity method and other investments	6,326	6,656
Right-of-use assets - operating leases, net	20,109	22,782
Right-of-use assets - finance leases, net	24,718	27,645
TOTAL ASSETS	$318,237	$320,164

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$16,616	$15,348
Accrued expenses	39,818	27,586
Lease obligations, current	3,884	3,374
Deferred revenue - related party, current	15,123	21,820
Other current liabilities	6,631	—
Total Current Liabilities	82,072	68,128

Deferred revenue - related party	27,436	43,046
Lease obligations	17,331	20,359
Asset retirement obligations	2,179	2,081
Deferred income tax liability	186	196
Note payable, net	71,033	—
Other long-term liabilities	262	953
TOTAL LIABILITIES	200,499	134,763

COMMITMENTS AND CONTINGENCIES (Note 15)

SHAREHOLDERS' EQUITY:
Ordinary Shares, $0.00003881 par value, 1,288,327,750 authorized, 48,477,209 and 44,548,925 shares issued and outstanding at December 31, 2022 and 2021, respectively	2	2
Capital in excess of par value	581,893	528,659
Accumulated other comprehensive income (loss)	6,047	(2,671)
Accumulated deficit	(470,204)	(340,589)
Total Shareholders' Equity	117,738	185,401
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$318,237	$320,164

See Notes to Consolidated Financial Statements

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share amounts)

	For the Years Ended December 31,
	2022	2021

License revenue - related party	$15,920	$37,701

Operating expenses:
General and administrative	46,550	43,765
Research and development	85,725	66,694
Total operating expenses	132,275	110,459
Loss from operations	(116,355)	(72,758)
Other non-operating income (expense):
Foreign currency loss	(9,452)	(6,293)
Interest income	777	212
Interest expense	(4,946)	(288)
Fair value adjustments	361	(434)
Net loss	(129,615)	(79,561)
Other comprehensive income:
Foreign currency translation gain	8,718	2,226
Comprehensive loss	$(120,897)	$(77,335)

Net loss	$(129,615)	$(79,561)
Basic and diluted net loss per ordinary share	$(2.87)	$(1.80)
Weighted-average number of ordinary shares outstanding	45,177,857	44,139,655

See Notes to Consolidated Financial Statements

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

(in thousands, except share amounts)

				Accumulated Other		Total
	Ordinary		Capital in Excess	Comprehensive	Accumulated	Shareholders'
	Shares	Amount	of Par Value	Loss	Deficit	Equity

Balance at December 31, 2020	44,189,150	$2	$504,482	$(4,897)	$(261,028)	$238,559
Share-based compensation activity	186,638	—	22,493	—	—	22,493
Issuance of shares in connection with equity method and other investments	75,000	—	1,165	—	—	1,165
Issuance of shares in connection with asset acquisitions	98,137	—	519	—	—	519
Other comprehensive income	—	—	—	2,226	—	2,226
Net loss for the year ended December 31, 2021	—	—	—	—	(79,561)	(79,561)
Balance at January 1, 2022	44,548,925	2	528,659	(2,671)	(340,589)	185,401
Share-based compensation activity	185,770	—	26,080	—	—	26,080
Warrants issued in connection with note payable	—	—	2,273	—	—	2,273
Issuance of shares in connection with private placement, net of issuance costs of $119	3,742,514	—	24,881	—	—	24,881
Other comprehensive income	—	—	—	8,718	—	8,718
Net loss for the period ended December 31, 2022	—	—	—	—	(129,615)	(129,615)
Balance at December 31, 2022	48,477,209	$2	$581,893	$6,047	$(470,204)	$117,738

See Notes to Consolidated Financial Statements

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Years Ended December 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(129,615)	$(79,561)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	28,623	20,784
Foreign currency loss	9,452	6,293
Depreciation and amortization	8,723	7,873
Net change in right-of-use assets and liabilities	(153)	161
(Gain) loss on disposal of equipment, furniture and fixtures	—	56
Loss on equity method investment	—	9
Amortization of interest on asset retirement obligations	168	148
Amortization of debt discount	444	—
Issuance of shares in connection with license agreement	—	976
Issuance of shares in connection with asset acquisition	—	1,020
Fair value adjustments	(361)	434
(Increase) decrease in operating assets:
Accounts receivable - related party	1,032	16,391
Prepaid expenses	(329)	(1,083)
Tax incentive receivable	4,139	310
Other current assets	519	2,161
Other assets	(173)	(457)
Increase (decrease) in operating liabilities:
Accounts payable	3,737	13,347
Accrued expenses	12,610	8,118
Other current liabilities	4,006	(23)
Deferred revenue - related party	(15,920)	(7,487)
Net cash used in operating activities	(73,098)	(10,530)

Cash flows from investing activities:
Purchase of property, plant and equipment	(44,963)	(46,351)
Payment for right-of-use asset	—	(8,866)
Equity method and other investments	—	(6,500)
Net cash used in investing activities	(44,963)	(61,717)

Cash flows from financing activities:
Exercise of share options	231	1,709
Payments of withholdings on shares withheld for income taxes	(2,774)	—
Payments on lease obligations - financing leases	—	(1)
Proceeds from the issuance of ordinary shares	25,000	—
Proceeds from issuance of note payable	75,000	—
Payment of financing fees	(2,257)	—
Net cash provided by financing activities	95,200	1,708

Net decrease in cash and cash equivalents	(22,861)	(70,539)
Effect of exchange rate changes on cash	674	(1,278)
Cash and cash equivalents at beginning of the year	137,703	209,520
Cash and cash equivalents at end of the year	$115,516	$137,703

Supplemental disclosure of non-cash transactions:
Issuance of shares in connection with equity method and other investments	$—	$1,165
Fixed asset acquisition included in accounts payable and accrued expenses	$7,106	$7,178
Right-of-use assets obtained in exchange for lease liabilities	$1,793	$4,424
Asset retirement obligations incurred in connection with leases	$9	$120
Warrants issued in connection with note payable	$2,273	$—
Issuance of shares in connection with asset acquisition	$—	$519
Supplemental disclosure of cash flow information:
Cash paid for interest	$329	$139

See Notes to Consolidated Financial Statements

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Principal Business Activity

The Company

MeiraGTx Holdings plc and subsidiaries (the “Company” or “Meira Holdings”), an exempted company incorporated under the laws of the Cayman Islands, is a vertically integrated, clinical stage gene therapy company with six programs in clinical development and a broad pipeline of preclinical and research programs. The Company has core capabilities in viral vector design and optimization and gene therapy manufacturing, as well as a potentially transformative gene regulation platform technology that allows precise, dose responsive control of gene expression by oral small molecules with dynamic range that can exceed 5000-fold. Led by an experienced management team, the Company has taken a portfolio approach by licensing, acquiring and developing technologies that give depth across both product candidates and indications. The Company’s initial focus is on three distinct areas of unmet medical need: ocular diseases, including inherited retinal diseases as well as large degenerative ocular diseases, neurodegenerative diseases and severe forms of xerostomia. Though initially focusing on the eye, central nervous system and salivary gland, the Company intends to expand its focus in the future to develop additional gene therapy treatments for patients suffering from a range of serious diseases. The Company also owns and operates a current good manufacturing practices, or cGMP, multi-product, multi-viral vector manufacturing facility in London, United Kingdom (“UK”), which includes fill and finish capabilities and can supply the Company’s clinical and potential commercial material. Additionally, the Company expanded its manufacturing and supply chain capabilities by acquiring a second, large scale cGMP viral vector manufacturing facility and its first cGMP plasmid and DNA production facility in Shannon, Ireland. The Company completed the acquisition of these facilities in January 2021.

Acquisition

On October 4, 2021, the Company acquired Bullseye Therapeutics, Inc. (“Bullseye”), a company engaged in developing mechanisms to deliver retinal drugs and gene therapies to the eye. Bullseye was renamed MeiraGTx Therapeutics, Inc.

This acquisition is part of the Company’s continuing efforts to expand its focus to develop additional gene therapy treatments for patients suffering from a range of serious diseases. (See Note 3 for additional information).

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

Liquidity

The Company has not yet achieved profitable operations. There is no assurance that profitable operations, if ever achieved, could be sustained on a continuing basis. In addition, development activities, clinical and preclinical testing, and commercialization of the Company’s product candidates will require significant additional financing. The Company’s accumulated deficit at December 31, 2022 totaled $470.2 million, and management expects to incur substantial losses in future periods. The success of the Company is subject to certain risks and uncertainties, including among others, uncertainty of product development; competition in the Company’s field of use; uncertainty of capital availability; uncertainty in the Company’s ability to enter into agreements with collaborative partners; expanding and protecting the Company’s intellectual property portfolio; dependence on third parties; dependence on key personnel; the COVID-19 pandemic and mitigation measures. For the year ended December 31, 2022, the Company used $73.1 million in cash flows from operations and there are no assurances that the Company will

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

generate positive cash flows in the future. Additionally, there are no assurances that the Company will be successful in obtaining an adequate level of financing for the development and commercialization of its product candidates.

As of December 31, 2022, the Company had cash and cash equivalents in the amount of $115.5 million, which consisted of depository and money market accounts held at large international banks. On January 30, 2019, the Company entered into a collaboration, option and license agreement with Janssen Pharmaceuticals, Inc. (“Janssen”), one of the Janssen Pharmaceuticals Companies of Johnson & Johnson (the “Collaboration Agreement”), for the research, development and commercialization of gene therapies for the treatment of inherited retinal diseases (“IRD”). Under the terms of the Collaboration Agreement, the Company received an upfront payment of $100.0 million in March 2019 and a $30.0 million milestone payment in December 2021. The Company also receives funding for certain research, manufacturing, clinical development and commercialization costs, potential additional milestone payments upon the achievement of such milestones and royalties on future net sales of products. The Company estimates that its cash and cash equivalents on hand and accounts receivable – related party at December 31, 2022 will be sufficient to cover its expenses for at least the next twelve months from the date of issuance of these consolidated financial statements.

Risks and Uncertainties

The Company operates in an industry that is subject to intense competition, government regulation and rapid technological change. The Company’s operations are subject to significant risk and uncertainties including financial, operational, technological, regulatory and other risks, including the potential risk of business failure.

There are also many uncertainties regarding the pandemic caused by the novel coronavirus, or COVID-19, and the Company continues to monitor the impact of the pandemic on all aspects of its business, including how the pandemic will impact its financial condition, liquidity, operations, clinical studies, employees, vendors, and industry. While the pandemic did not materially affect the Company's financial results and business operations in the year ended December 31, 2022 and 2021, the Company is unable to predict the impact that COVID-19 will have on its financial position and operating results in future periods due to numerous uncertainties. The Company will continue to assess the evolving impact of the COVID-19 pandemic and will make adjustments to its operations as necessary.

The Company’s capital resources and operations to date have been funded primarily with the proceeds from the Collaboration Agreement and private and public equity offerings, as well as the proceeds from the debt financing described in Note 14. In the future, the Company may seek to raise additional capital through equity offerings, debt financings, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements or other sources to enable it to complete the development and potential commercialization of its product candidates. The COVID-19 outbreak and mitigation measures also have had, and may continue to have, an adverse impact on global economic conditions, which could have an adverse effect on the Company’s ability to raise capital when needed.

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

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Use of Estimates

Management considers many factors in selecting appropriate financial accounting policies and controls, and in developing the estimates and assumptions that are used in the preparation of these consolidated financial statements. Management must apply significant judgment in this process. In addition, other factors may affect estimates, including expected business and operational changes, sensitivity and volatility associated with the assumptions used in developing estimates, and whether historical trends are expected to be representative of future trends. The estimation process often may yield a range of potentially reasonable estimates of the ultimate future outcomes and management must select an amount that falls within that range of reasonable estimates. This process may result in actual results differing materially from those estimated amounts used in the preparation of the financial statements if these results differ from historical experience, or other assumptions do not turn out to be substantially accurate, even if such assumptions are reasonable when made. In preparing these consolidated financial statements, management used significant estimates in the following areas, among others: collaboration revenue, the accounting for research and development costs, share-based compensation, leases, asset retirement obligations, fair value of financial instruments and tax incentive receivable.

Additionally, the Company has made estimates of the impact of the COVID-19 pandemic within the consolidated financial statements and there may be changes to those estimates in future periods. Actual results may differ from these estimates.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with an original maturity of 90 days or less at the time of purchase to be cash equivalents. Cash and cash equivalents consist of checking and money market accounts held at large international banks that are readily convertible into cash.

Financial Instruments

The carrying value of accounts receivable-related party, tax incentive receivable, other current assets, and accounts payable reported in the consolidated balance sheets equal or approximate fair value due to their short maturities.

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Tax Incentive Receivable

Meira UK II is eligible to participate in a UK research and development tax incentive programs under which it is eligible to receive a cash refund from His Majesty’s Revenue & Customs (“HMRC”) for a percentage of the qualified research and development costs expended by Meira UK II under the small and medium sized enterprises (“SME”) program and the research and development expenditures credit (“RDEC”) program. The SME cash refund is available to companies with less than 500 employees and annual aggregate revenue of less than 100.0 million euros or total aggregate assets less than 86.0 million euros during the reimbursable period. The Company’s estimate of the amount of cash refund it expects to receive related to the SME and RDEC programs is included in tax incentive receivable in the accompanying consolidated balance sheets and such amounts are recorded as a reduction of research and development expense in the statements of operations. During the years ended December 31, 2022 and 2021, the Company recorded reductions to research and development expenses of $6.8 million and $5.4 million, respectively.

In addition, the Company incurs Value Added Tax (“VAT”) on services provided by UK and EU vendors, which it is entitled to reclaim. The Company’s estimate of the amount of cash refund it expects to receive related to VAT was $1.1 million and $1.9 million as of December 31, 2022 and 2021, respectively, which is included in other current assets in the accompanying consolidated balance sheets.

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

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below represents the values of the Company's financial assets and liabilities that are required to be measured at fair value on a recurring basis (in thousands):

	Fair Value Measurement Using:
		Significant	Significant Other	Significant
	December 31,	Observable Inputs	Observable Inputs	Unobservable
Description	2022	(Level 1)	(Level 2)	(Level 3)
Cash equivalents	$57,336	$57,336	$—	$—
Other long-term liabilities	$262	$262	$—	$—

	Fair Value Measurement Using:
		Significant	Significant Other	Significant
	December 31,	Observable Inputs	Observable Inputs	Unobservable
Description	2021	(Level 1)	(Level 2)	(Level 3)
Cash equivalents	$66,585	$66,585	$—	$—
Other long-term liabilities	$953	$953	$—	$—

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

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Property, Plant and Equipment, Net

Property, plant and equipment are stated at cost, net of accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the respective assets. Leasehold improvements are depreciated over the lesser of their useful lives or the term of the lease (see Note 6).

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

ASC Topic 360, Property, Plant and Equipment, addresses the financial accounting and reporting for impairment or disposal of long-lived assets. The Company reviews the recorded values of long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of an asset or group of assets may not be fully recoverable. The Company did not record any material impairment charges in 2022 or 2021.

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

Operating leases where the Company is the lessee are included in right-of-use (“ROU”) assets – operating leases and lease obligations are included on the Company’s consolidated balance sheets. The lease obligations are initially and subsequently measured at the present value of the unpaid lease payments at the lease commencement date and subsequent reporting periods.

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

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The change in asset retirement obligations is as follows (in thousands):

	For the Years Ended December 31,
	2022	2021
Balance at beginning of period	$2,081	$1,814
Additional asset retirement obligations during the period	9	120
Amortization of interest	168	148
Effects of exchange rate changes	(79)	(1)
Balance at end of period	$2,179	$2,081

Share-Based Compensation Expense

Options

The Company grants share options to employees, non-employee members of the Company’s board of directors and non-employee consultants as compensation for services performed. Employee and non-employee members of the board of directors’ awards of share-based compensation are accounted for in accordance with ASC 718, Compensation – Stock Compensation, or ASC 718. ASC 718 requires all share-based payments to employees and non-employee directors, including grants of share options, to be recognized in the consolidated statement of operations and comprehensive loss based on their grant date fair values. The grant date fair value of share options is estimated using the Black-Scholes option valuation model.

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

Similarly, the Company believes that its future volatility could differ materially during the expected term from the volatility that would be calculated from its historical share prices to date. Consequently, expected volatility is based on an analysis of guideline companies and the Company’s own volatility in accordance with ASC 718. The expected dividend yield is zero as the Company has never paid dividends and does not currently anticipate paying any in the foreseeable future. Risk-free interest rates are based on quoted U.S. Treasury rates for securities with maturities approximating the option’s expected term.

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted Share Units

The Company grants restricted share units (“RSUs”) to employees, non-employee members of the Company’s board of directors and non-employee consultants as compensation for services performed. Awards of RSUs are accounted for in accordance with ASC 718, Compensation – Stock Compensation, or ASC 718. ASC 718 requires all share-based payments to employees, non-employee members of the Company’s board of directors and non-employee consultants, including grants of RSUs, to be recognized in the consolidated statement of operations and comprehensive loss based on their grant date fair values. The grant date fair value of RSUs is determined using the closing market price of the Company’s ordinary shares on the date of grant.

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

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. As of December 31, 2022 and 2021, the Company recorded unrecognized tax positions of $0.9 and $0.7 million, respectively. No interest and penalties have been accrued relative to the unrecognized tax positions.

The Company is required to estimate income taxes in each of the jurisdictions in which it operates.

Net Loss per Ordinary Share

Basic net loss per ordinary share is computed by dividing net loss by the weighted average number of shares of the Company’s ordinary shares outstanding during the period of computation. Diluted net loss per ordinary share is

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following securities are considered to be ordinary share equivalents, but were not included in the computation of diluted net loss per ordinary share because to do so would have been anti-dilutive:

	December 31,	December 31,
	2022	2021
Share options	6,858,409	5,924,690
Restricted share units	2,182,500	1,415,000
Warrants	700,000	—
Restricted ordinary shares subject to forfeiture	14,049	173,097
	9,754,958	7,512,787

Other Comprehensive Loss

Other comprehensive loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The only component of other comprehensive loss impacting the Company is foreign currency translation.

Segment Information

Management has concluded it has a single reporting segment for purposes of reporting financial condition and results of operations.

The Company’s license revenue, research funding and deferred revenue from its Collaboration Agreement are generated in the United Kingdom.

The following table summarizes long-lived assets by geographical area (in thousands):

	December 31,	December 31,
	2022	2021
United States	$20,809	$23,636
United Kingdom	37,778	43,349
European Union	105,311	69,936
	$163,898	$136,921

Recent Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which adds a new Topic 326 to the Codification and removes the thresholds that companies apply to measure credit losses on financial instruments measured at amortized cost, such as loans, receivables, and held-to-maturity debt securities. Under current GAAP, companies generally recognize credit losses when it is probable that the loss has been incurred. The revised guidance will remove all recognition thresholds and will require companies to recognize an allowance for credit losses for the difference between the amortized cost basis of a financial instrument and the amount of amortized cost that the company expects to collect over the instrument’s contractual life. ASU 2016-13 also amends the credit loss measurement guidance for available-for-sale debt securities and beneficial interests in securitized financial assets. The guidance is applicable for fiscal years beginning after December 15, 2019 and interim periods within those years, however, the FASB extended the

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

effective date for smaller reporting companies to fiscal years beginning after December 15, 2022. The Company does not believe that the adoption of this standard will have a significant impact on its related disclosures.

3.    Acquisition

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

The Company determined this transaction represented an asset acquisition as substantially all of the value was in the intellectual property as defined by ASC 805, Business Combinations (“ASC 805”). The asset acquisition of in-process research and development was recorded at a fair value of $1.5 million as of October 4, 2021. The acquired in process research and development was immediately charged to research and development expense in the consolidated statement of operations and comprehensive loss as of the acquisition date since the Company determined that there was no alternative future use for these assets.

The 40,139 ordinary shares that are to be issued 18 months following the Bullseye Closing Date were recorded as a liability at a fair value of $0.5 million on the Bullseye Closing Date. At December 31, 2022 and 2021, the liability was revalued to $0.3 million and $1.0 million, respectively, based upon the closing price of the Company’s ordinary shares of $6.52 and $23.74 per share on December 31, 2022 and 2021, respectively. The $0.7 million and $0.5 million change in fair value was recorded as a fair value adjustment for the years ended December 31, 2022 and 2021, respectively. The change in fair value was included as part of research and development expenses in the prior year, but for comparative purposes it has been presented as a fair value adjustment in the consolidated statements of operations and comprehensive loss.

4. Equity Method and Other Investments

The Company’s investments consist of the following (in thousands):

		December 31, 2022
Investee	Investment Type	Ownership Percentage	Carrying Value	Cost Basis
Visiogene LLC	Equity Method Investment	25%	$5,156	$5,165
Other	Equity Investment	1.6%	1,170	1,500
Total equity method and other investments			$6,326	$6,665

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

During the years ended December 31, 2022 and 2021, the Company recorded de minimis research and development expenses related to the Company’s share of Visiogene’s losses.

Other Equity Investment

During the year ended December 31, 2022, the Company recognized a $0.3 million impairment due to the dilution of the Company’s ownership percentage of the investment. The $0.3 million impairment was recorded as a fair value adjustment for the year ended December 31, 2022.

5.    Prepaid Expenses

Prepaid expenses at December 31, 2022 and 2021 consist of the following (in thousands):

	December 31,	December 31,
	2022	2021
Clinical trial costs	$3,411	$2,322
Research and development	1,220	991
Insurance	1,485	2,122
Dues and license fees	909	1,185
Facilities costs	539	455
Manufacturing costs	347	624
Other	222	403
	$8,133	$8,102

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.    Property, Plant and Equipment, net

Property, plant and equipment, net at December 31, 2022 and 2021 consist of the following (in thousands):

	December 31,	December 31,
	2022	2021
Leasehold improvements	$91,053	$60,878
Manufacturing equipment	17,373	12,156
Laboratory equipment	13,804	10,868
Computer and office equipment	6,787	5,750
Furniture and fixtures	642	687
	129,659	90,339
Less: Accumulated depreciation	(20,393)	(14,479)
	$109,266	$75,860

In connection with certain operating leases, the Company has determined that it has asset retirement obligations in the aggregate amount of $3.9 million at the end of those leases. The Company discounted the asset retirement obligations using an 8% discount rate and recorded an asset retirement obligation in the aggregate amount of $1.8 million, which is included in leasehold improvements and is being amortized over the term of the respective leases.

Depreciation and amortization expense related to property, plant and equipment was $7.3 million and $6.3 million for the years ended December 31, 2022 and 2021, respectively.

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

The following table presents the details of the Company’s intangible assets as of December 31, 2022 and 2021 (in thousands):

	December 31,	December 31,
	2022	2021
Licensed Technology	$1,900	$2,119
Less: Accumulated amortization	(565)	(328)
	$1,335	$1,791

The intangible asset is being amortized over a period of seven years. Amortization expense of $0.2 million and $0.3 million was recorded as a component of research and development expenses for the years ended December 31, 2022 and 2021, respectively.

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2022, the expected amortization expense for the next five years and thereafter is as follows (in thousands):

Amortization
Expense
2023	$272
2024	272
2025	272
2026	272
2027	247
Thereafter	—
Total amortization	$1,335

8.    Accrued Expenses

Accrued expenses at December 31, 2022 and 2021 were comprised of the following (in thousands):

	December 31,	December 31,
	2022	2021
Clinical trial costs	$13,041	$12,524
Compensation and benefits	9,600	6,029
Research and development	7,400	1,735
Manufacturing costs	4,326	2,889
Fixed assets	3,093	2,077
Professional fees	732	1,018
Consulting	694	858
Other	932	456
	$39,818	$27,586

9.   Share-Based Compensation

Equity Incentive Plans

The Company’s 2018 Incentive Award Plan and 2016 Equity Incentive Plan (collectively, the “Plans”), were adopted by the Company’s board of directors and shareholders. Under the Plans, the Company has granted share options and restricted share units (“RSUs”) to selected officers, employees, non-employee members of the Company’s board of directors and non-employee consultants. The Company’s board of directors or a committee thereof administers the Plans. Upon the adoption of the 2018 Incentive Award Plan, the Company ceased issuing awards under the 2016 Equity Incentive Plan. The number of shares available for issuance under the 2018 Incentive Award Plan are increased on January 1 of each calendar year beginning in 2019 and ending in and including 2028, by an amount equal to the lesser of (A) 4% of the ordinary shares outstanding on the final day of the immediately preceding calendar year and (B) a smaller number of shares determined by the Company's board of directors. Under the 2018 Incentive Award Plan the Company initially reserved up to 3,054,996 shares for issuance, which has been increased to 9,171,660 as of December 31, 2022. As of December 31, 2022, 843,802 shares remain available for future issuance. In January 2023, the number of shares available for issuance under the 2018 Incentive Award Plan increased by 1,939,088 shares. Also, in February 2023, the Company’s board of directors approved up to 2,250,000 options and restricted share units to be granted to certain executives, employees and consultants, in each case, under the 2018 Incentive Award Plan.

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Options

A summary of the Company’s share option activity related to employees, non-employee members of the board of directors and non-employee consultants as of and for the years ended December 31, 2022 and 2021 is as follows (in thousands, except share and per share amounts):

			Weighted-
		Weighted-	Average
		Average	Remaining
	Number of	Exercise	Contractual
	Options	Price	Term (years)
Outstanding at December 31, 2020	4,824,771	$11.85
Granted	1,667,700	$15.53
Exercised	(186,638)	$9.16
Forfeited	(381,143)	$12.22
Outstanding at December 31, 2021	5,924,690	$13.16	7.40	years
Granted	1,492,400	$18.54
Exercised	(27,081)	$8.53
Forfeited	(531,600)	$17.52
Outstanding at December 31, 2022	6,858,409	$14.03	6.86	years
Options exercisable at December 31, 2022	4,547,271	$12.18	6.00	years
Aggregate intrinsic value of options outstanding as of December 31, 2022	$1,819
Aggregate intrinsic value of options exercisable as of December 31, 2022	$1,810

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

The total share-based compensation expense recorded in connection with the options was $16.1 million and $14.8 million, of which $5.7 million and $6.2 million was recorded as general and administrative expense and $10.4 million and $8.6 million was recorded as research and development expense during the years ended December 31, 2022 and 2021, respectively.

The total fair value of options vested during the years ended December 31, 2022 and 2021 was $16.2 million and $14.4 million, respectively.

The weighted average grant date fair value of options granted during the years ended December 31, 2022 and 2021 was $12.81 and $11.44, respectively. The grant date fair values of the share options granted were estimated using the Black-Scholes option valuation model with the following ranges of assumptions (see Note 2):

	2022	2021
Risk-free interest rate	1.56 - 4.23%	0.62 - 1.39%
Expected volatility	80%	90%
Expected dividend yield	0%	0%
Expected term (in years)	5.5 - 6.1	5.5 - 6.1

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2022, the total compensation expense relating to unvested options granted that had not yet been recognized was $24.7 million, which is expected to be recognized over a period of 4.0 years. The Company will issue shares upon exercise of options from ordinary shares reserved under the Plans.

Restricted Share Units

A summary of the Company’s RSU activity related to employees, non-employee members of the board of directors and non-employee consultants for the years ended December 31, 2022 and 2021 is as follows:

		Weighted-
	Number of	Average
	Restricted	Grant Date
	Share Units	Fair Value
Outstanding at December 31, 2020	545,000	$20.02
Granted	870,000	$15.36
Vested	—	$—
Forfeited	—	$—
Outstanding at December 31, 2021	1,415,000	$17.16
Granted	1,180,000	$20.12
Vested	(397,500)	$18.40
Forfeited	(15,000)	$8.25
Outstanding at December 31, 2022	2,182,500	$18.59

RSUs granted generally vest 50% on the second anniversary of the date of grant and 25% on the third and fourth anniversaries of the date of grant. Annual RSUs granted to directors generally vest in a single installment on the earliest to occur of the first anniversary of the grant date or the day immediately prior to the date of the next annual meeting of the Company’s shareholders occurring after the date of grant. The RSUs granted to the directors in June 2021 will be paid on or within 30 days after the date a director ceases to serve on the board. For RSUs granted in future years, the directors may elect whether to defer the payment of their annual RSU awards under the Deferred Compensation Plan for Non-Employee Directors, which was adopted by the board on December 17, 2021. The related share-based compensation expense, which is recognized ratably over the requisite service period, is included in general and administrative and research and development expenses, as applicable, in the consolidated statements of operations and comprehensive loss.

Total share-based compensation expense recorded in connection with the RSUs was $12.5 million and $6.0 million, of which $8.8 million and $4.9 million was recorded as general and administrative expense and $3.7 million and $1.1 million was recorded as research and development expense during the years ended December 31, 2022 and 2021, respectively.

As of December 31, 2022, the total compensation expense relating to unvested RSUs granted that had not yet been recognized was $26.9 million, which is expected to be recognized over a period of 3.0 years.

During the years ended December 31, 2022 and 2021 the Company recognized total share-based compensation expense in the accompanying consolidated statements of operations and comprehensive loss as follows (in thousands):

	Years Ended December 31,
	2022	2021
Research and development	$14,165	$9,685
General and administrative	14,458	11,099
Total share-based compensation	$28,623	$20,784

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company does not expect to realize any tax benefits from its share option activity or the recognition of share-based compensation expense because the Company currently has net operating losses and has a full valuation allowance against its deferred tax assets. Accordingly, no amounts related to excess tax benefits have been reported in cash flows from operations or cash flows from financing activities for the years ended December 31, 2022 and 2021.

10.  Ordinary Shares

2022

Private Placement

On November 9, 2022, the Company entered into a securities purchase agreement with Johnson & Johnson Innovation – JJDC, Inc. (“JJDC”), the investment arm of Johnson & Johnson, pursuant to which the Company, in a private placement, agreed to issue and sell to JJDC an aggregate of 3,742,514 ordinary shares at a purchase price of $6.68 per share, for gross proceeds of approximately $25.0 million.

2021

Equity Method and Other Investments

As discussed in Note 3, on January 4, 2021, the Company issued 75,000 ordinary shares in connection with the Visiogene transaction in the amount of $1.2 million.

Acquisitions

As discussed in Note 3, on October 4, 2021 the Company issued 12,040 ordinary shares as well as 28,097 ordinary shares which are subject to vesting in connection with the Bullseye acquisition.

On October 9, 2021, the Company issued 58,000 holdback ordinary shares in connection with a previous acquisition.

11.  Income Taxes

For the years ended December 31, 2022 and 2021, the Company recognized a tax benefit of $0.

As of December 31, 2022, the Company had U.S. federal and state net operating losses (“NOLs”) and foreign carryforward tax losses which are available to reduce future taxable income of (in thousands):

	Federal	State/City
United Kingdom	$187,939	$—
United States	$63,829	$64,405
Other	$22,274	$—

The U.S. federal and state NOLs incurred prior to January 1, 2018 in the amount of approximately $1.0 million and $0.8 million, respectively, will begin to expire in 2036. The U.S. NOLs incurred after December 31, 2017 and the UK carryforward tax losses will be indefinitely carried forward. Also, as of December 31, 2022, the Company had orphan drug and research and development credits in the U.S. in the amount of $9.4 million which will begin to expire in 2036 and research and development credits of $2.4 million in the UK which can be carried forward indefinitely. The U.S. NOLs and UK carryforward tax losses may become subject to an annual limitation in the

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

event of certain cumulative changes in the ownership interest of significant shareholders, as defined under Section 382 of the Internal Revenue Code, as well as UK tax rules. This could limit the amount of NOLs and carryforward tax losses that the Company can utilize annually to offset future taxable income or tax liabilities. As of December 31, 2021, the Company had performed such an analysis and determined that there were no limitations in the UK. However, for U.S. purposes, the Company determined that a change of ownership occurred in April 2016 and again in June 2018. The Company is still in the process of determining the annual limitation on losses that occurred prior to June 2018.

The Company’s pre-tax loss is as follows (in thousands):

	December 31, 2022	December 31, 2021
United Kingdom	$(54,636)	$(17,056)
United States	(54,513)	(49,223)
Other	(20,467)	(13,282)
	$(129,616)	$(79,561)

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company is subject to the corporate tax rate in the UK as a limited UK corporation.

The following table summarizes a reconciliation of income tax benefit compared with the amounts at the UK statutory income tax rate (in thousands):

	December 31, 2022		December 31, 2021
Statutory rate	(24,627)	19.00%	(15,117)	19.00%
Permanent differences - other	2,323	(1.79)%	934	(1.17)%
RTP and other adjustment	1,244	(0.96)%	(2,735)	3.44%
State and local rate, net of federal tax	(5,660)	4.37%	(5,850)	7.35%
U.K. tax credit	2,296	(1.77)%	(1,464)	1.84%
U.S. tax credit	(2,436)	1.88%	(1,491)	1.87%
Foreign tax rate differential	195	(0.15)%	(540)	0.68%
UK rate change (25% & 19% at expected DTA turn)	(1,973)	1.52%	(10,247)	12.88%
US state rate change	(3)	0.00%	(447)	0.56%
Section 162(m) deferred adjustment	1,386	(1.07)%	—	0.00%
Change in valuation allowance	27,255	(21.03)%	36,957	(46.45)%
Actual income tax benefit effective tax rate	—	0.00%	—	0.00%

The Expense/(Benefit) for income taxes from continuing operations consists of the following (in thousands):

	December 31, 2022	December 31, 2021
Current Tax Expense/(Benefit)
United Kingdom	—	—
United States	—	—
Other	—	—
Total Current	—	—
Deferred Tax Expense/(Benefit)
United Kingdom	(8,708)	(16,079)
United States	(17,466)	(17,369)
Other	219	(3,509)
Total Deferred	(25,955)	(36,957)
Change in Valuation Allowance	25,955	36,957
Total Income Tax Expense/(Benefit)	—	—

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred Tax Assets/(Liabilities) (in thousands):

	December 31, 2022	December 31, 2021
Deferred Tax Assets:
Net operating loss carryforwards	$74,350	$74,007
Capitalized research and development	16,288	—
Share-based compensation	13,684	10,314
R&D credit	10,837	7,498
Lease liability	6,461	7,040
Other	3,745	1,481
Deferred tax assets	125,365	100,340

Deferred Tax Liabilities:
Indefinite-lived intangibles and fixed assets	(186)	(196)
Depreciation	(2,935)	(3,339)
Right of use assets	(6,207)	(6,733)
Less: valuation allowance	(116,223)	(90,268)
Net deferred tax liability	$(186)	$(196)

ASC 740 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, the Company has recorded a full valuation allowance, after consideration of the reversal of the deferred tax liabilities for the ROU assets and fixed assets, against its deferred tax assets at December 31, 2022 and 2021 because the Company's management has determined that is it more likely than not that these assets will not be fully realized.

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

As of December 31, 2022 and 2021, the Company recorded unrecognized tax positions of $0.9 million and $0.7 million, respectively. The unrecognized tax positions are netted with deferred tax assets above with full valuation allowance. The changes to unrecognized tax positions for 2022 and 2021 were as follows (in thousands):

	December 31, 2022	December 31, 2021
Unrecognized tax benefits as of January 1	$666	$513
Gross increases/(decreases) related to current year	279	165
Gross increases/(decreases) related to prior years	(8)	(12)
Foreign currency translation	—	—
Unrecognized tax positions as of December 31	$937	$666

The Company will recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2022 and 2021, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts have been recognized in the Company's statements of operations and comprehensive loss.

The Company files income tax returns in the United States, UK, various foreign jurisdictions and various U.S. state jurisdictions. In the U.S., all years remain subject to examination. The earliest year subject to examination in the UK is 2020.

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

On February 27, 2019, in connection with a private placement, the Company issued 2,898,550 ordinary shares to JJDC, the investment arm of Johnson & Johnson and owner of Janssen, on the same terms and conditions as the other investors in the offering. After the offering, JJDC became a related party. On November 9, 2022, the Company entered into a securities purchase agreement with JJDC, pursuant to which the Company, in a private placement, agreed to issue and sell to JJDC an aggregate of 3,742,514 ordinary shares at a purchase price of $6.68 per share, for gross proceeds of approximately $25.0 million.

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

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

During the years ended December 31, 2022 and 2021, the Company recognized $15.9 million and $37.7 million, respectively, of the deferred revenue – related party as license revenue.

The Company also recognized $73.3 million and $69.0 million during the years ended December 31, 2022 and 2021, respectively, related to the reimbursement of research and development expenses.

As of December 31, 2022, the Company expects to recognize the remaining $42.6 million in deferred revenue associated with the non-refundable upfront fee and milestone payment over the estimated research and development period using the cost-to-cost input method over an estimated period of approximately 2.9 years.

A summary of the deferred revenue recognition is as follows (in thousands):

Deferred revenue at December 31, 2020	$72,842
Milestone payment from Janssen	30,000
Deferred revenue recognized as license revenue during the year ended December 31, 2021	(37,701)
Effects of exchange rate changes	(275)
Deferred revenue at December 31, 2021	64,866
Deferred revenue recognized as license revenue during the year ended December 31, 2022	(15,920)
Effects of exchange rate changes	(6,387)
Deferred revenue at December 31, 2022	$42,559

Debt Financing

On August 2, 2022 the Company, as borrower, and Meira UK II and Meira Ireland, as guarantors (the “Subsidiary Guarantors”), entered into a senior secured financing arrangement (the “Financing Agreement”) by and among the Company, the Subsidiary Guarantors, the lenders and other parties from time to time party thereto and Perceptive Credit Holdings III, LP, as administrative agent and lender (“Perceptive”). On December 19, 2022, the Financing Agreement was converted to a note purchase agreement (the “Note Purchase Agreement”) between the same parties and under substantially the same terms and conditions as the Financing Agreement, subject to certain customary note constitution terms. Perceptive Advisors, LLC, an affiliate of Perceptive, is a 15.6% holder of the ordinary shares of the Company. Additionally, Ellen Hukkelhoven, Ph.D., a director of the Company, is an employee of Perceptive Advisors, LLC. Refer to the discussion in Note 14 for further information related to the accounting for the debt financing.

Leases

ARE Vivarium Lease

Effective May 1, 2019, the Company entered into an operating lease for vivarium space with ARE East River Science Park, LLC (“ARE”), which was subsequently amended to add additional space within the vivarium. ARE is under common control of an entity that is a minority shareholder of the Company and whose executive chairman

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

and founder served as a director of the Company through June 2022. The initial lease had a term of twelve months which automatically renews on an annual basis.

The rent expense under this operating lease was $0.15 million and $0.09 million for the years ended December 31, 2022 and 2021, respectively, which are included in loss from operations.

The Company made cash payments to ARE in connection with this operating lease in the amount of $0.14 million and $0.09 million during the years ended December 31, 2022 and 2021, respectively.

There were no amounts due to ARE under this operating lease at December 31, 2022 and 2021.

As of December 31, 2022, the Company’s lease commitment is approximately $0.16 million.

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

Total rent expense recorded under these leases was $5.3 million and $5.0 million for the years ended December 31, 2022 and 2021, respectively.

As of December 31, 2022, the Company has short term lease commitments amounting to approximately $0.2 million on a monthly basis for one lease for vivarium space that is on a one-year lease.

On August 4, 2020, Meira Ireland entered into two agreements (the “Agreements”) with Shannon Commercial Enterprises DAC trading as Shannon Commercial Properties, to acquire two properties in the Shannon Free Zone in Shannon, Ireland for an aggregate price of €18 million, or approximately $21.2 million. These properties will serve as the Company’s second, large scale cGMP viral vector manufacturing facility and its first cGMP plasmid and DNA production facility.

The closing for the first building occurred in August 2020 and the closing for the second building occurred in January 2021. The total cost of the first and second buildings, including taxes and legal fees, was €11.9 million and €7.5 million, or approximately $13.8 million and $8.9 million, respectively, and have been recorded as right of use assets in the consolidated balance sheets as of December 31, 2021. There is no corresponding lease liability as the Company paid the full cost on the date of the closings.

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

During the year ended December 31, 2022, the Company recognized three operating leases for locations in connection with its clinical trials for its IRD product candidates and office and warehouse space, with initial lease terms between 3 years and 9 years. Payments due under the lease contracts include fixed payments. In conjunction with these operating leases, the Company recognized initial operating lease right-of-use assets in the amount of $1.8 million and corresponding lease liabilities in the amount of $1.8 million which are included in the right-of-use assets and lease obligations in the consolidated balance sheets as of December 31, 2022.

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The components of lease cost for the years ended December 31, 2022 and 2021 are as follows (in thousands):

	2022	2021
Finance lease cost
Amortization of right-of-use assets	$1,103	$1,227
Interest on lease liabilities	1	2
Total finance lease cost	1,104	1,229
Operating lease cost	5,307	5,002
Short-term lease cost	154	751
Total lease cost	$6,565	$6,982

Amounts reported in the consolidated balance sheets for leases where the Company is the lessee as of December 31, 2022 and 2021 were as follows (in thousands):

	December 31,		December 31,
	2022		2021
Operating leases
Right-of-use asset	$20,109		$22,782
Capitalized lease obligations	$21,215		$23,721
Finance leases
Right-of-use asset	$24,718		$27,645
Capitalized lease obligations	$—		$12
Weighted-average remaining lease term
Operating leases	5.3	years	6.5	years
Finance leases	175.8	years	176.7	years
Weighted-average discount rate
Operating leases	8.8%		8.5%
Finance leases	8.0%		8.0%

Other information related to leases as of the years ended December 31, 2022 and 2021 are as follows (in thousands):

	2022	2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	$52	$16
Operating cash flows from operating leases	$5,384	$4,969
Financing cash flows from finance leases	$—	$2

Right-of-use assets obtained in exchange for lease liabilities
Operating leases	$1,793	$4,424
Finance leases	$—	$—

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Future minimum lease payments under non-cancellable leases as of December 31, 2022 are as follows (in thousands):

Operating Leases
2023	$5,513
2024	5,379
2025	5,338
2026	5,067
2027	1,794
Thereafter	2,872
Total undiscounted lease payments	$25,963
Less: Imputed interest	(4,748)
Total lease liabilities	$21,215

14. Debt Financing

On August 2, 2022 the Company, and the Subsidiary Guarantors, entered into the Financing Agreement with Perceptive. On December 19, 2022, the Financing Agreement was converted to a Note Purchase Agreement between the same parties and under substantially the same terms and conditions as the Financing Agreement, subject to certain customary note constitution terms.

The Note Purchase Agreement provides for an initial $75.0 million notes issuance (the “Tranche 1 Notes”), and the Company may request an additional $25.0 million notes issuance to be made available at Perceptive’s sole discretion before August 2, 2024 (the “Tranche 2 Notes”, together with the Tranche 1 Notes, the “Notes”). The Note Purchase Agreement matures on August 2, 2026 and is interest-only during the term. The Company has the option to redeem outstanding principal notes at any time along with an applicable early redemption fee. Outstanding amounts under the Note Purchase Agreement bear interest at a fluctuating rate per annum equal to 10.00% plus the secured overnight financing rate administered by the Federal Reserve Bank of New York for a one-month tenor, subject to a 1.00% floor. The annual interest rate was 13.02% at December 31, 2022. As of December 31, 2022, the outstanding balance of the Tranche 1 Notes was $75.0 million plus accrued interest of $4.0 million. During the year ended December 31, 2022, the Company recorded interest expense of $4.0 million.

The Company’s obligations under the Note Purchase Agreement are secured by the Company’s London, UK and Shannon, Ireland manufacturing facilities, $3.0 million of the Company’s cash and the bank accounts of the Subsidiary Guarantors, and the issued and outstanding equity interests of the Subsidiary Guarantors.

The Note Purchase Agreement imposes covenants that include, among other things, enrolling in a Phase III trial for AAV-RPGR on or before June 30, 2023, and ensuring the Company’s Shannon manufacturing facility meets or satisfies all applicable good manufacturing practice requirements on or before December 31, 2023, as well as various restrictions on the Company and the Subsidiary Guarantors, including restrictions pertaining to: (i) the incurrence of additional indebtedness, (ii) limitations on liens, (iii) limitations on certain investments, (iv) making distributions, dividends and other payments, (v) mergers, consolidations and acquisitions, (vi) dispositions of assets, (vii) the Company’s maintenance of at least $3.0 million in a U.S. bank account, (viii) transactions with affiliates, (ix) changes to governing documents, (x) changes to certain agreements and leases and (xi) changes in control; however, certain of these restrictions contain exceptions which allow the Company to license, sell and monetize assets in its AAV-hAQP1 program in development to treat radiation-induced xerostomia, its AAV-GAD program in development to treat Parkinson’s disease and its gene regulation platform technologies.

In connection with entering into the Financing Agreement, the Company granted warrants to Perceptive to purchase up to (i) 400,000 ordinary shares of the Company at an exercise price of $15.00 per share and (ii) 300,000 ordinary

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

shares of the Company at an exercise price of $20.00 per share. The warrants are exercisable immediately and expire on August 2, 2027. The Company recorded a debt discount of $2.3 million for the allocated fair value of the warrants.

The Company also capitalized certain lender and legal costs associated with the Note Purchase Agreement totaling $2.2 million, which were recorded as a discount to the loan. The aggregate discount of $4.4 million is being amortized to interest expense over the term of the Note Purchase Agreement. The Company amortized $0.4 million of the discount to interest expense during the year ended December 31, 2022. At December 31, 2022, the remaining unamortized discount was $4.0 million.

15.  Commitments and Contingencies

There were no new material commitments or contingencies entered into during the year ended December 31, 2022.

16.  Employee Benefit Plans

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

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

During the years ended December 31, 2022 and 2021, employer contributions to all plans were $2.0 million and $1.8 million, respectively.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on its assessment and those criteria, management has concluded that we maintained effective internal control over financial reporting as of December 31, 2022.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.OTHER INFORMATION

Not applicable.

ITEM 9C.DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference to our definitive proxy statement for our 2023 annual shareholder meeting to be filed with the SEC within 120 days of the fiscal year ended December 31, 2022.

ITEM 11.EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to our definitive proxy statement for our 2023 annual shareholder meeting to be filed with the SEC within 120 days of the fiscal year ended December 31, 2022.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans (as of December 31, 2022)

The following table provides information as of December 31, 2022, regarding our ordinary shares that may be issued under the MeiraGTx Holdings plc 2016 Equity Incentive Plan, as amended (the “2016 Plan”), the MeiraGTx Holdings plc 2018 Incentive Award Plan (the “2018 Plan”) and the MeiraGTx Holdings plc 2018 Employee Stock Purchase Plan (the “2018 ESPP”).

		Weighted-Average	Number of Securities
	Number of Securities	Exercise Price of	Available for Future
	to be Issued Upon	Outstanding	Issuance Under Equity
	Exercise of	Options,	Compensation Plans
	Outstanding Options,	Warrants, and	(excludes securities
	Warrants, and Rights	Rights	reflected in column(a))
Plan category:	(a)	(b)	(c)
Equity compensation plans approved by shareholders
2016 Plan(1)	1,161,766	$5.27	—
2018 Plan (2) (3)	7,879,143	$15.82	843,802
2018 ESPP (4)	—	—	2,038,331
Equity compensation plans not approved by shareholders	—	—	—
Total	9,040,909	$14.03	2,882,133
(1)	In connection with our IPO, we assumed the 2016 Plan. As the 2016 Plan was previously approved by our shareholders and, as we will not make future grants or awards under these plans, it is listed as “approved by shareholders.” As such, the securities remaining available under the 2016 Plan have been excluded from the table above.
(2)	Pursuant to the terms of the 2018 Plan, the number of ordinary shares available for issuance under the 2018 Plan automatically increases on each January 1, until and including January 1, 2028, by an amount equal to the lesser of: (a) 4% of the aggregate number of ordinary shares outstanding on the final day of the immediately preceding calendar year and (b) such smaller number of ordinary shares as is determined by our board of directors.
(3)	The weighted average exercise price of outstanding awards does not take into account the shares issuable upon vesting of outstanding restricted share units which have no exercise price. At December 31, 2022 there were a total of 2,182,500 shares subject to restricted share units included in the Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights.
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

Other

The remaining information required by this Item is incorporated by reference to our definitive proxy statement for our 2023 annual shareholder meeting to be filed with the SEC within 120 days of the fiscal year ended December 31, 2022.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference to our definitive proxy statement for our 2023 annual shareholder meeting to be filed with the SEC within 120 days of the fiscal year ended December 31, 2022.

ITEM 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference to our definitive proxy statement for our 2023 annual shareholder meeting to be filed with the SEC within 120 days of the fiscal year ended December 31, 2022.

PART IV

ITEM 15.EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
3.1	Amended and Restated Memorandum and Articles of Association of the Registrant.	10-Q	001-38520	3.1	8/7/19
4.1	Specimen Share Certificate evidencing the ordinary shares of the Registrant.	S-1	333-224914	4.1	5/29/18
4.2	Shareholder Agreement.	10-K	001-38520	4.2	3/11/20
4.3	Description of Securities.	10-K	001-38520	4.3	3/11/20
4.4	Form of Warrant Agreement, dated August 2, 2022, issued by MeiraGTx Holdings plc to certain warrant holders.	10-Q	001-38520	4.1	11/10/22
10.1#	2016 Equity Incentive Plan, as amended, and form of option agreements thereunder.	S-1/A	333-224914	10.1	5/29/18
10.2#	2018 Incentive Award Plan and forms of award agreements thereunder.	S-1/A	333-224914	10.2	5/29/18
10.3#	Non-Employee Director Compensation Program.	10-Q	001-38520	10.1	08/11/21
10.4#	Form of Indemnification Agreement for Directors and Officers.	S-1/A	333-224914	10.4	5/29/18
10.5	License and Sub-Lease Agreement, dated May 31, 2019, between MeiraGTx LLC and Imclone Systems, LLC.	10-Q	001-38520	10.2	8/7/19
10.6	Lease Agreement, effective February 2, 2016, among MeiraGTx Limited, Moorfields Eye Hospital NHS, Foundation Trust and Kadmon Corporation LLC.	S-1	333-224914	10.6	5/14/18
10.7#	Employment Agreement, dated February 15, 2016, between MeiraGTx Limited and Alexandria Forbes, Ph.D., as amended.	S-1/A	333-224914	10.7	5/29/18
10.8#	Employment Agreement, dated February 15, 2016 between MeiraGTx Limited and Richard Giroux, as amended.	S-1/A	333-224914	10.8	5/29/18
10.9#	Employment Agreement, dated April 27, 2015, between MeiraGTx Limited and Stuart Naylor, Ph.D., as amended.	S-1/A	333-224914	10.9	5/29/18
10.10†	Agreement and Plan of Merger, dated December 31, 2015, among MeiraGTx Acquisition Corporation, BRI-Alzan, Inc., F-Prime Inc., Gregory Petsko, Dagmar Ringe, Brandeis University and MeiraGTx Limited.	S-1/A	333-224914	10.14	5/29/18
10.11#	2018 Employee Share Purchase Plan.	S-1/A	333-224914	10.15	5/29/18

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
10.12#	UK Sub-Plan Under the 2018 Incentive Award Plan.	10-K	001-38520	10.12	3/26/19
10.13#	Form of Option Grant Notice and Option Agreement Under the UK Sub-Plan to the 2018 Incentive Award Plan.	10-K	001-38520	10.13	3/26/19
10.14#	Form of Change in Control Agreement.	10-K	001-38520	10.14	3/11/21
10.15	Lease agreement by and between Moorfields Eye Hospital NHS Foundation Trust and MeiraGTx UK II Limited, dated July 30, 2018.	10-Q	001-38520	10.4	8/8/18
10.16	Lease agreement by and between Moorfields Eye Hospital NHS Foundation Trust and MeiraGTx UK II Limited, dated July 30, 2018.	10-Q	001-38520	10.5	8/8/18
10.17	Transfer of Title, dated December 14, 2018, and Lease, dated October 12, 2001, relating to the Pharmacy Manufacturing Unit, Britannia Walk, London, England.	8-K	001-38520	10.1	12/14/18
10.18	Overage Deed, dated December 14, 2018, between Moorfields Eye Hospital NHS Foundation Trust and MeiraGTx UK II Limited relating to the Pharmacy Manufacturing Unit, Britannia Walk, London, England.	8-K	001-38520	10.2	12/14/18
10.19†	Consulting Agreement, dated October 5, 2018, between MeiraGTx Holdings plc, Vector Consulting LLC, Michael G. Kaplitt, Matthew During, and Stephen B. Kaplitt.	10-K	001-38520	10.19	3/26/19
10. 20†	License Agreement (RPE65), dated January 29, 2019, as amended and restated by and among UCL Business PLC, MeiraGTx UK II Limited and MeiraGTx Limited.	10-K	001-38520	10.20	3/26/19
10. 21†	License Agreement (CNGB3), dated January 29, 2019, as amended and restated by and among UCL Business PLC, MeiraGTx Holdings plc, MeiraGTx UK II Limited and MeiraGTx Limited.	10-K	001-38520	10.21	3/26/19
10. 22†	License Agreement (CNGA3), dated January 29, 2019, as amended and restated by and among UCL Business PLC, MeiraGTx UK II Limited and MeiraGTx Limited.	10-K	001-38520	10.22	3/26/19

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
10. 23†	License Agreement (RPGR), dated February 5, 2019, as amended and restated by and among UCL Business PLC, MeiraGTx UK II Limited and MeiraGTx Limited.	10-K	001-38520	10.23	3/26/19
10. 24†	Amendment No. 4 to Exclusive License Agreement, dated January 29, 2019, between UCLB and MeiraGTx Limited.	10-K	001-38520	10.24	3/26/19
10. 25†	Collaboration, Option and License Agreement, dated January 30, 2019, by and among Janssen Pharmaceuticals, Inc., MeiraGTx UK II Limited and MeiraGTx Holdings plc.	10-K	001-38520	10.25	3/26/19
10.26††	First Amendment to Collaboration, Option and License Agreement, dated December 16, 2021.	10-K	001-3852	10.26	3/10/22
10. 27	Registration Rights Agreement, dated February 26, 2019, by and among MeiraGTx Holdings plc and the investors named therein.	8-K	001-38520	10.2	2/26/19
10.28	Agreement for Lease with Landlord’s Refurbishment Works, dated May 29, 2019, between MeiraGTx UK II Limited and Provost 1 Limited and Provost 2 Limited, including agreed form of Lease between MeiraGTx UK II Limited and Provost 1 Limited and Provost 2 Limited.	10-Q	001-38520	10.3	8/7/19
10.29#	Form of Restricted Share Unit Grant Notice and Restricted Share Unit Agreement Under the 2018 Incentive Award Plan.	10-K	001-38520	10.30	3/11/20
10.30#	Form of Restricted Share Unit Grant Notice and Restricted Share Unit Agreement Under the UK Sub-Plan to the 2018 Incentive Award Plan.	10-K	001-38520	10.31	3/11/20
10.31	Particulars and Conditions of Sale of Building 2, Block K, Shannon Free Zone, Shannon, County Clare, Ireland, dated as of August 4, 2020, by and between Shannon Commercial Enterprises DAC trading as Shannon Commercial Properties and MeiraGTx Ireland DAC, including agreed form of Lease between Shannon Commercial Enterprises DAC and MeiraGTx Ireland DAC.	10-Q	001-38520	10.1	11/5/20
10.32	Particulars and Conditions of Sale of Building 3, Block K, Shannon Free Zone, Shannon, County Clare, Ireland, dated as of August 4, 2020, by and between Shannon Commercial Enterprises DAC trading as Shannon Commercial Properties and MeiraGTx Ireland DAC, including agreed form of Lease between Shannon Commercial Enterprises DAC and MeiraGTx Ireland DAC.	10-Q	001-38520	10.2	11/5/20
10.33#	Deferred Compensation Plan for Non-Employee Directors.	10-K	001-38520	10.35	3/10/22

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
10.34#	Form of Restricted Share Unit Grant Notice and Restricted Share Unit Agreement for Non-Employee Directors Under the 2018 Incentive Award Plan.	10-K	001-38520	10.36	3/10/22
10.35††	Credit Agreement and Guaranty, dated August 2, 2022, by and among MeiraGTx Holdings plc, as borrower, MeiraGTx UK II Limited and MeiraGTx Ireland DAC, as guarantors, the lenders and other parties from time to time party thereto and Perceptive Credit Holdings III, LP, as administrative agent and lender.	10-Q	001-38520	10.1	11/10/22
10.36

Amendment No. 1 to Credit Agreement and Guaranty, dated December 19, 2022, by and among MeiraGTx Holdings plc, as borrower, certain subsidiary guarantors and lenders party thereto, and Perceptive Credit Holdings III, LP, as administrative agent.

*
10.37††

Amended and Restated Note Purchase Agreement and Guaranty, dated December 19, 2022, by and among MeiraGTx Holdings plc, as issuer, the subsidiary guarantors and noteholders from time to time party thereto, and Perceptive Credit Holdings III, LP, as administrative agent.

*
10.38

Tranche 1 Note, dated December 19, 2022, by and among MeiraGTx Holdings plc, as issuer, the subsidiaries guarantors and noteholders from time to time party thereto, and Perceptive Credit Holdings III, LP, as administrative agent.

*
10.39	Securities Purchase Agreement, dated November 9, 2022, by and among MeiraGTx Holdings plc and Johnson & Johnson Innovation – JJDC, Inc.					*
10.40	Registration Rights Agreement, dated November 15, 2022, by and among MeiraGTx Holdings plc and Johnson & Johnson Innovation – JJDC, Inc.					*
21	List of Subsidiaries.					*
23.1	Consent of Ernst & Young LLP.					*
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.					*
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.					*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**
101.INS	Inline XBRL Instance Document.					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					*
101.DEF	Inline XBRL Taxonomy Definition Linkbase Document.					*
101.LAB	Inline XBRL Taxonomy Label Linkbase Document.					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).					*

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

MeiraGTx Holdings plc (Registrant)

Date: March 14, 2023	By:	/s/ Alexandria Forbes
Alexandria Forbes
President and Chief Executive Officer and Director (Principal Executive Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Alexandria Forbes, Ph.D.	President and Chief Executive Officer and Director (Principal Executive Officer)	March 14, 2023
Alexandria Forbes, Ph.D.

/s/ Richard Giroux	Chief Financial Officer (Principal Financial and Accounting Officer)	March 14, 2023
Richard Giroux

/s/ Keith R. Harris, Ph.D.	Chairman of the Board and Director	March 14, 2023
Keith R. Harris, Ph.D.

/s/ Ellen Hukkelhoven, Ph.D.	Director	March 14, 2023
Ellen Hukkelhoven, Ph.D.

/s/ Martin Indyk, Ph.D.	Director	March 14, 2023
Martin Indyk, Ph.D.

/s/ Arnold J. Levine, Ph.D.	Director	March 14, 2023
Arnold J. Levine, Ph.D.

/s/ Lord Mendoza	Director	March 14, 2023
Lord Mendoza

/s/ Nicole Seligman	Director	March 14, 2023
Nicole Seligman

/s/ Thomas E. Shenk, Ph.D.	Director	March 14, 2023
Thomas E. Shenk, Ph.D.

/s/ Debra Yu, M.D.	Director	March 14, 2023
Debra Yu, M.D.