Form 10-Q
period 2023-03-31
MeiraGTx Holdings plc
filed 2023-05-11
CIK 1735438

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 8, 2023, the registrant had 59,500,314 ordinary shares, $0.00003881 par value per share, outstanding.

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

i

Risk Factor Summary

We are providing the following summary of the principal risk factors contained in this Form 10-Q to enhance the readability and accessibility of our risk factor disclosures. We encourage you to carefully review in their entirety the full risk factors set forth in the section of this Form 10-Q captioned “Part II—Item 1A. Risk Factors” for additional information regarding the material factors that make an investment in our ordinary shares speculative or risky. These risks and uncertainties include, among others, the following:

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except share and per share amounts)

	March 31,	December 31,
	2023	2022
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$68,784	$115,516
Accounts receivable - related party	36,298	21,334
Prepaid expenses	6,981	8,133
Tax incentive receivable	7,857	7,689
Other current assets	1,561	1,667
Total Current Assets	121,481	154,339
Property, plant and equipment, net	112,580	109,266
Intangible assets, net	1,295	1,335
In-process research and development	752	742
Other assets	1,428	1,402
Equity method and other investments	6,326	6,326
Right-of-use assets - operating leases, net	19,427	20,109
Right-of-use assets - finance leases, net	24,851	24,718
TOTAL ASSETS	$288,140	$318,237

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$29,755	$16,616
Accrued expenses	31,067	39,818
Lease obligations, current	4,018	3,884
Deferred revenue - related party, current	13,693	15,123
Other current liabilities	2,571	6,631
Total Current Liabilities	81,104	82,072
Deferred revenue - related party	26,425	27,436
Lease obligations	16,453	17,331
Asset retirement obligations	2,238	2,179
Deferred income tax liability	189	186
Note payable, net	71,301	71,033
Other long-term liabilities	208	262
TOTAL LIABILITIES	197,918	200,499
COMMITMENTS AND CONTINGENCIES (Note 10)
SHAREHOLDERS' EQUITY:
Ordinary Shares, $0.00003881 par value, 1,288,327,750 authorized, 48,686,263 and 48,477,209 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	2	2
Capital in excess of par value	587,094	581,893
Accumulated other comprehensive income	3,694	6,047
Accumulated deficit	(500,568)	(470,204)
Total Shareholders' Equity	90,222	117,738
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$288,140	$318,237

See Notes to Condensed Consolidated Financial Statements

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

(in thousands, except share and per share amounts)

	For the Three-Month Period Ended March 31,
	2023	2022
License revenue - related party	$3,334	$5,633
Operating expenses:
General and administrative	12,772	11,268
Research and development	22,322	23,099
Total operating expenses	35,094	34,367
Loss from operations	(31,760)	(28,734)
Other non-operating income (expense):
Foreign currency gain (loss)	3,857	(2,647)
Interest income	545	16
Interest expense	(3,060)	(77)
Fair value adjustment	54	397
Net loss	(30,364)	(31,045)
Other comprehensive (loss) income:
Foreign currency translation (loss) gain	(2,353)	1,932
Comprehensive loss	$(32,717)	$(29,113)

Net loss	$(30,364)	$(31,045)
Basic and diluted net loss per ordinary share	$(0.62)	$(0.70)
Weighted-average number of ordinary shares outstanding	48,638,151	44,501,314

See Notes to Condensed Consolidated Financial Statements

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

FOR THE PERIOD ENDED MARCH 31, 2023

(unaudited)

(in thousands, except share amounts)

				Accumulated Other		Total
	Ordinary		Capital in Excess	Comprehensive	Accumulated	Shareholders'
	Shares	Amount	of Par Value	(Loss) Income	Deficit	Equity

Balance at December 31, 2022	48,477,209	$2	$581,893	$6,047	$(470,204)	$117,738
Share-based compensation activity	209,054	—	5,201	—	—	5,201
Other comprehensive loss	—	—	—	(2,353)	—	(2,353)
Net loss	—	—	—	—	(30,364)	(30,364)
Balance at March 31, 2023	48,686,263	$2	$587,094	$3,694	$(500,568)	$90,222

See Notes to Condensed Consolidated Financial Statements

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

FOR THE PERIOD ENDED MARCH 31, 2022

(unaudited)

(in thousands, except share amounts)

				Accumulated Other		Total
	Ordinary		Capital in Excess	Comprehensive	Accumulated	Shareholders'
	Shares	Amount	of Par Value	(Loss) Income	Deficit	Equity

Balance at December 31, 2021	44,548,925	$2	$528,659	$(2,671)	$(340,589)	$185,401
Share-based compensation activity	161,753	—	4,996	—	—	4,996
Other comprehensive income	—	—	—	1,932	—	1,932
Net loss	—	—	—	—	(31,045)	(31,045)
Balance at March 31, 2022	44,710,678	$2	$533,655	$(739)	$(371,634)	$161,284

See Notes to Condensed Consolidated Financial Statements

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	For the Three-Month Period Ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(30,364)	$(31,045)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	6,432	7,578
Foreign currency (gain) loss	(3,857)	2,647
Depreciation and amortization	3,092	2,118
Net change in right-of-use assets and liabilities	(24)	(50)
Amortization of interest on asset retirement obligations	44	42
Amortization of debt discount	266	—
Fair value adjustment	(54)	(397)
(Increase) decrease in operating assets:
Accounts receivable - related party	(14,137)	9,171
Prepaid expenses	1,235	780
Tax incentive receivable	—	5,565
Other current assets	136	387
Other assets	—	(239)
Increase (decrease) in operating liabilities:
Accounts payable	14,642	4,609
Accrued expenses	(11,469)	(3,831)
Deferred revenue - related party	(3,334)	(5,633)
Net cash used in operating activities	(37,392)	(8,298)

Cash flows from investing activities:
Purchase of property, plant and equipment	(8,605)	(12,460)
Net cash used in investing activities	(8,605)	(12,460)

Cash flows from financing activities:
Exercise of share options	—	192
Payments of withholdings on shares withheld for income taxes	(1,231)	(2,774)
Net cash used in financing activities	(1,231)	(2,582)

Net decrease in cash and cash equivalents	(47,228)	(23,340)
Effect of exchange rate changes on cash and cash equivalents	496	(582)
Cash and cash equivalents at beginning of the period	115,516	137,703
Cash and cash equivalents at end of the period	$68,784	$113,781

Supplemental disclosure of non-cash transactions:
Fixed asset acquisition included in accounts payable and accrued expenses at end of the period	$3,162	$8,567
Right-of-use assets obtained in exchange for lease liabilities	$—	$1,793
Asset retirement obligations incurred in connection with leases	$—	$10
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,572	$36

See Notes to Condensed Consolidated Financial Statements

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.       Organization and Basis of Presentation

The Company

MeiraGTx Holdings plc and subsidiaries (the “Company” or “Meira Holdings”), an exempted company incorporated under the laws of the Cayman Islands, is a vertically integrated, clinical stage gene therapy company with six programs in clinical development and a broad pipeline of preclinical and research programs. The Company has core capabilities in viral vector design and optimization and gene therapy manufacturing, as well as a potentially transformative gene regulation technology that allows precise, dose responsive control of gene expression by oral small molecules with dynamic range that can exceed 5000-fold. Led by an experienced management team, the Company has taken a portfolio approach by licensing, acquiring and developing technologies that give depth across both product candidates and indications. The Company’s initial focus is on three distinct areas of unmet medical need: ocular, including both inherited retinal diseases as well as large degenerative ocular diseases, neurodegenerative diseases and severe forms of xerostomia. Though initially focusing on the eye, central nervous system and salivary gland, the Company intends to expand its focus in the future to develop additional gene therapy treatments for patients suffering from a range of serious diseases. The Company also owns and operates a current good manufacturing practices, or cGMP, multi-product, multi-viral vector manufacturing facility in London, United Kingdom (“UK”), which includes fill and finish capabilities and can supply the Company’s clinical and potential commercial material. Additionally, the Company expanded its manufacturing and supply chain capabilities by acquiring a second cGMP viral vector manufacturing facility and its first cGMP plasmid and DNA production facility in Shannon, Ireland. The Company completed the acquisition of these facilities in January 2021.

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

Interim Financial Statements

The accompanying condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, the condensed consolidated financial statements include all adjustments (consisting of normal recurring adjustments) necessary in order to make the condensed consolidated financial statements not misleading. Operating results for the three-month period ended March 31, 2023 are not necessarily indicative of the final results that may be expected for the year ending December 31, 2023. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the “Form 10-K”).

Liquidity

The Company has not yet achieved profitable operations. There is no assurance that profitable operations, if ever achieved, could be sustained on a continuing basis. In addition, development activities, clinical and preclinical testing, and commercialization of the Company’s product candidates will require significant additional financing. The Company’s accumulated deficit at March 31, 2023 totaled $500.6 million, and management expects to incur substantial losses in future periods. The success of the Company is subject to certain risks and uncertainties, including, among others: uncertainty of product development; competition in the Company’s field of use;

uncertainty of capital availability; uncertainty in the Company’s ability to enter into agreements with collaborative partners; expanding and protecting the Company’s intellectual property portfolio; dependence on third parties; and dependence on key personnel. For the three months ended March 31, 2023, the Company used $37.4 million in cash flows from operations and there are no assurances that the Company will generate positive cash flows in the future. Additionally, there are no assurances that the Company will be successful in obtaining an adequate level of financing for the development and commercialization of its product candidates.

As of March 31, 2023, the Company had cash and cash equivalents in the amount of $68.8 million, which consisted of depository accounts and money market accounts held at large international banks. On January 30, 2019, the Company entered into a collaboration, option and license agreement with Janssen Pharmaceuticals, Inc. (“Janssen”), one of the Janssen Pharmaceuticals Companies of Johnson & Johnson (the “Collaboration Agreement”), for the research, development and commercialization of gene therapies for the treatment of inherited retinal diseases (“IRD”). Under the terms of the Collaboration Agreement, the Company received an upfront payment of $100.0 million in March 2019 and a milestone payment of $30.0 million in December 2021. The Company also receives funding for certain research, manufacturing, clinical development and commercialization costs, potential additional milestone payments upon the achievement of such milestones and royalties on future net sales of products. The Company estimates that its cash and cash equivalents on-hand, accounts receivable – related party at March 31, 2023, together with the proceeds from the Private Placement (as defined and further described in Note 11), will be sufficient to cover its expenses for at least the next twelve months from the date of issuance of these condensed consolidated financial statements.

Risks and Uncertainties

The Company operates in an industry that is subject to intense competition, government regulation and rapid technological change. The Company’s operations are subject to significant risk and uncertainties including financial, operational, technological, regulatory and other risks, including the potential risk of business failure.

The Company’s capital resources and operations to date have been funded primarily with the proceeds from the Collaboration Agreement and private and public equity offerings, as well as the proceeds from the debt financing described in Note 9. In the future, the Company may seek to raise additional capital through equity offerings, debt financings, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements or other sources to enable it to complete the development and potential commercialization of its product candidates. The pandemic caused by the novel coronavirus, or COVID-19, and mitigation measures also have had, and may continue to have, an adverse impact on global economic conditions, which could have an adverse effect on the Company’s ability to raise capital when needed.

2.       Summary of Significant Accounting Policies and Recent Accounting Pronouncements

Certain of the Company’s significant accounting policies are described below. All of the Company’s significant accounting policies are disclosed in the notes to the audited consolidated financial statements as of and for the year ended December 31, 2022 included in the Company’s Form 10-K.

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

The table below represents the values of the Company's financial assets and liabilities that are required to be measured at fair value on a recurring basis (in thousands):

	Fair Value Measurement Using:
		Significant	Significant Other	Significant
	March 31,	Observable Inputs	Observable Inputs	Unobservable
Description	2023	(Level 1)	(Level 2)	(Level 3)
Cash equivalents	$38,446	$38,446	$—	$—
Other long-term liabilities	$208	$208	$—	$—

	Fair Value Measurement Using:
		Significant	Significant Other	Significant
	December 31,	Observable Inputs	Observable Inputs	Unobservable
Description	2022	(Level 1)	(Level 2)	(Level 3)
Cash equivalents	$57,336	$57,336	$—	$—
Other long-term liabilities	$262	$262	$—	$—

At March 31, 2023, the Company's financial instruments included cash and cash equivalents, accounts receivable - related party, and accounts payable. The carrying amounts reported in the Company's consolidated financial statements for these instruments approximates their respective fair values because of the short-term nature of these instruments. In addition, at March 31, 2023, the Company believed the carrying value of the Tranche 1 Notes (as defined in Note 9) approximates fair value as the interest rate is reflective of the rate the Company could obtain on debt with similar terms and conditions.

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

Leases

The Company accounts for leases in accordance with FASB standard ASC 842, Leases (“ASC 842”). The Company determines if an arrangement is a lease at contract inception. A lease exists when a contract conveys the right to control the use of identified property, plant, or equipment for a period of time in exchange for consideration. The definition of a lease embodies two conditions: (1) there is an identified asset in the contract that is land or a depreciable asset (i.e., property, plant, and equipment), and (2) the Company has the right to control the use of the identified asset. The Company accounts for the lease and non-lease components as a single lease component.

From time to time the Company enters into direct financing lease arrangements that include a lessee obligation to purchase the leased asset at the end of the lease term, a bargain purchase option, or provides for minimum lease payments with a present value of 90% or more of the fair value of the leased asset at the date of lease inception.

Operating leases where the Company is the lessee are included in right-of-use (“ROU”) assets and lease obligations on the Company’s condensed consolidated balance sheets. The lease obligations are initially and subsequently measured at the present value of the unpaid lease payments at the lease commencement date and subsequent reporting periods.

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

The change in asset retirement obligations is as follows (in thousands):

	For the Three-Month Period Ended March 31,
	2023	2022
Balance at beginning of period	$2,179	$2,081
Additional asset retirement obligations during the period	—	10
Amortization of interest	44	42
Effects of exchange rate changes	15	(19)
Balance at end of period	$2,238	$2,114

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

The following securities are considered to be ordinary share equivalents, but were not included in the computation of diluted net loss per ordinary share because to do so would have been anti-dilutive:

	March 31,	March 31,
	2023	2022
Share options	8,233,380	6,969,337
Restricted share units	2,738,750	2,197,500
Warrants	700,000	—
Restricted ordinary shares subject to forfeiture	14,049	173,097
	11,686,179	9,339,934

Segment Information

Management has concluded it has a single reporting segment for purposes of reporting financial condition and results of operations.

The Company’s license revenue, research funding and deferred revenue from its Collaboration Agreement are generated in the United Kingdom.

The following table summarizes long-lived assets by geographical area (in thousands):

	March 31,	December 31,
	2023	2022
United States	$20,034	$20,809
United Kingdom	37,548	37,778
European Union	109,077	105,311
	$166,659	$163,898

Recent Accounting Pronouncements Adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which adds a new Topic 326 to the Codification and removes the thresholds that companies apply to measure credit losses on financial instruments measured at amortized cost, such as loans, receivables, and held-to-maturity debt securities. Under current GAAP, companies generally recognize credit losses when it is probable that the loss has been incurred. The revised guidance will remove all recognition thresholds and will require companies to recognize an allowance for credit losses for the difference between the amortized cost basis of a financial instrument and the amount of amortized cost that the Company expects to collect over the instrument’s contractual life. ASU 2016-13 also amends the credit loss measurement guidance for available-for-sale debt securities and beneficial interests in securitized financial assets. The guidance is applicable for fiscal years beginning after December 15, 2019 and interim periods within those years, however, the FASB extended the effective date for smaller reporting companies to fiscal years beginning after December 15, 2022. The Company adopted this standard effective January 1, 2023 and it did not have an impact on the Company’s consolidated financial statements.

3.       Equity Method and Other Investments

The Company’s investments consist of the following (in thousands):

		March 31, 2023
Investee	Investment Type	Ownership Percentage	Carrying Value	Cost Basis
Visiogene LLC	Equity Method Investment	25%	$5,156	$5,165
Other	Equity Investment	1.6%	1,170	1,500
Total equity method and other investments			$6,326	$6,665

4.       Accrued Expenses

Accrued expenses for the periods presented are comprised of the following (in thousands):

	March 31,	December 31,
	2023	2022
Clinical trial costs	$12,241	$13,041
Research and development	6,644	7,400
Compensation and benefits	4,901	9,600
Manufacturing costs	2,712	4,326
Professional fees	1,716	732
Consulting	1,365	694
Fixed assets	1,167	3,093
Other	321	932
	$31,067	$39,818

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

Options

A summary of the Company’s share option activity related to employees, non-employee members of the board of directors and non-employee consultants as of December 31, 2022 and for the three-month period ended March 31, 2023 is as follows (in thousands, except share and per share amounts):

			Weighted-
		Weighted-	Average
		Average	Remaining
	Number of	Exercise	Contractual
	Options	Price	Term (years)
Outstanding at December 31, 2022	6,858,409	$14.03	6.86	years
Granted	1,423,340	$8.59
Exercised	—	$—
Forfeited	(48,369)	$16.94
Outstanding at March 31, 2023	8,233,380	$13.09	7.12	years
Options exercisable at March 31, 2023	4,982,138	$12.86	5.89	years
Aggregate intrinsic value of options outstanding as of March 31, 2023	$882
Aggregate intrinsic value of options exercisable as of March 31, 2023	$882

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

The total share-based compensation expense recorded in connection with the options was $3.2 million and $4.3 million, of which $1.2 million and $1.6 million was recorded as general and administrative expense and $2.0 million and $2.7 million was recorded as research and development expense during the three-month periods ended March 31, 2023 and 2022, respectively.

The total fair value of options vested during the three-month periods ended March 31, 2023 and 2022 was $6.2 million and $6.8 million, respectively.

The weighted-average grant date fair value of options granted during the three-month periods ended March 31, 2023 and 2022 was $5.77 per share and $14.39 per share, respectively.

The grant date fair values of the share options granted were estimated using the Black-Scholes option valuation model with the following ranges of assumptions:

	2023	2022
Risk-free interest rate	3.91 - 4.11%	1.60 - 2.55%
Expected volatility	72%	80%
Expected dividend yield	0%	0%
Expected term (in years)	6.1	6.1

As of March 31, 2023, the total compensation expense relating to unvested options granted that had not yet been recognized was $29.1 million, which is expected to be realized over a period of 3.9 years. The Company will issue shares upon exercise of options from ordinary shares reserved under the Plans.

Restricted Share Units

A summary of the Company’s RSU activity related to employees, non-employee members of the board of directors and non-employee consultants as of December 31, 2022 and for the three-month period ended March 31, 2023 is as follows:

		Weighted-
	Number of	Average
	Restricted	Grant Date
	Share Units	Fair Value
Outstanding at December 31, 2022	2,182,500	$18.59
Granted	945,000	$8.19
Vested	(388,750)	$—
Outstanding at March 31, 2023	2,738,750	$15.13

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

Total share-based compensation expense recorded in connection with the RSUs was $3.2 million and $3.3 million, of which $2.2 million and $2.4 million was recorded as general and administrative expense and $1.0 million and $0.9 million was recorded as research and development expense during the three-month periods ended March 31, 2023 and 2022, respectively.

As of March 31, 2023, the total compensation expense relating to unvested RSUs granted that had not yet been recognized was $31.8 million, which is expected to be realized over a period of 3.9 years.

To satisfy employee minimum statutory tax withholding requirements for restricted share units that vest, the Company withholds a portion of the vesting ordinary shares. During the three months ended March 31, 2023 and 2022, the Company withheld 179,696 and 128,812 ordinary shares with a total value of approximately $1.2 million and $2.8 million, respectively. These amounts are presented as a cash outflow from financing activities in the accompanying condensed consolidated statement of cash flows.

During the three-month period ended March 31, 2023 and 2022, the Company recognized total share-based compensation expense in the accompanying condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three-Month Period Ended March 31,
	2023	2022
Research and development	$3,026	3,632
General and administrative	3,406	3,946
Total share-based compensation	$6,432	$7,578

The Company does not expect to realize any tax benefits from its share option activity or the recognition of share-based compensation expense because the Company currently has net operating losses and has a full valuation allowance against its deferred tax assets. Accordingly, no amounts related to excess tax benefits have been reported in cash flows from operations or cash flows from financing activities for the three-month periods ended March 31, 2023 and 2022.

6.       Income Taxes

The Company did not record a provision for income taxes for the three-month period ended March 31, 2023 and 2022, as the Company has generated losses for all periods.

The Company periodically evaluates the realizability of its deferred tax assets based on all available evidence, both positive and negative. The realization of deferred tax assets is dependent on the Company’s ability to generate sufficient future taxable income during periods prior to the expiration of tax attributes to fully utilize these assets. The Company weighed both positive and negative evidence and determined that there is a continued need for a full valuation allowance on its deferred tax assets (after consideration of the reversal of the deferred tax liabilities for the ROU assets and fixed assets) in the United States, United Kingdom, Ireland and Netherlands as of March 31, 2023. Should the Company determine that it would be able to realize its remaining deferred tax assets in the foreseeable future, an adjustment to its remaining deferred tax assets would cause a material increase to income in the period such determination is made.

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

On February 27, 2019, in connection with a private placement, the Company issued 2,898,550 ordinary shares to Johnson & Johnson Innovation – JJDC, Inc. (“JJDC”), the investment arm of Johnson and Johnson and owner of Janssen, on the same terms and conditions as the other investors in the offering. After the offering, JJDC became a related party. Additionally, on November 9, 2022, the Company issued 3,742,514 ordinary shares to JJDC, at a purchase price of $6.68 per share, for gross proceeds of approximately $25.0 million.

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

During the three-month periods ended March 31, 2023 and 2022, the Company recognized $3.3 million and $5.6 million, respectively, of the deferred revenue – related party as license revenue.

The Company also recognized $22.6 million and $13.2 million during the three-month periods ended March 31, 2023 and 2022, respectively, related to the reimbursement of research and development expenses, which were recorded as an offset to research and development expenses.

As of March 31, 2023, the Company expects to recognize the remaining $40.1 million in deferred revenue associated with the non-refundable upfront fee and milestone payment over the estimated research and development period using the cost-to-cost input method over an estimated period of approximately 2.7 years.

A summary of the deferred revenue recognition is as follows (in thousands):

Deferred revenue at December 31, 2022	42,559
Deferred revenue recognized as license revenue during the three-month period ended March 31, 2023	(3,334)
Effects of exchange rate changes	893
Deferred revenue at March 31, 2023	$40,118

Debt Financing

On August 2, 2022 the Company, as borrower, and Meira UK II and Meira Ireland, as guarantors (the “Subsidiary Guarantors”), entered into a senior secured financing arrangement (the “Financing Agreement”) by and among the Company, the Subsidiary Guarantors, the lenders and other parties from time to time party thereto and Perceptive Credit Holdings III, LP, as administrative agent and lender (“Perceptive”). On December 19, 2022, the Financing Agreement was converted to a note purchase agreement (as converted, the “Note Purchase Agreement”) between the same parties and under substantially the same terms and conditions as the Financing Agreement, subject to certain customary note constitution terms. Perceptive Advisors, LLC, an affiliate of Perceptive, is a greater than 10% holder of the ordinary shares of the Company. Additionally, Ellen Hukkelhoven, Ph.D., a director of the Company, is an employee of Perceptive Advisors, LLC. Refer to the discussion in Note 9 for further information related to the accounting for the debt financing.

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

Total rent expense under these leases was $1.4 million and $1.3 million for the three-month periods ended March 31, 2023 and 2022, respectively.

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

The components of lease cost for the three-month periods ended March 31, 2023 and 2022 are as follows (in thousands):

	Three-Month Period Ended March 31,
	2023	2022
Finance lease cost
Amortization of right-of-use assets	$281	$294
Interest on lease liabilities	—	—
Total finance lease cost	281	294
Operating lease cost	1,361	1,315
Short-term lease cost	39	38
Total lease cost	$1,681	$1,647

Amounts reported in the condensed consolidated balance sheets for leases where the Company is the lessee as of March 31, 2023 and December 31, 2022 were as follows (in thousands):

	March 31,		December 31,
	2023		2022
Operating leases
Right-of-use asset	$19,427		$20,109
Capitalized lease obligations	$20,471		$21,215
Finance leases
Right-of-use asset	$24,851		$24,718
Capitalized lease obligations	$—		$—
Weighted-average remaining lease term
Operating leases	5.4	years	5.6	years
Finance leases	175.6	years	175.8	years
Weighted-average discount rate
Operating leases	8.8%		8.8%
Finance leases	8.0%		8.0%

Other information related to leases for the three-month periods ended March 31, 2023 and 2022 are as follows (in thousands):

	Three-Month Period Ended March 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	$—	$4
Operating cash flows from operating leases	$1,384	$1,370
Financing cash flows from finance leases	$—	$—

Right-of-use assets obtained in exchange for lease liabilities
Operating leases	$—	$1,793
Finance leases	$—	$—

Future minimum lease payments under non-cancellable leases as of March 31, 2023 are as follows (in thousands):

Operating Leases
2023	$4,093
2024	5,284
2025	5,239
2026	4,976
2027	1,775
Thereafter	2,924
Total undiscounted lease payments	$24,291
Less: Imputed interest	(3,820)
Total lease liabilities	$20,471

9.      Debt Financing

On August 2, 2022 the Company, and the Subsidiary Guarantors, entered into the Financing Agreement with Perceptive. On December 19, 2022, the Financing Agreement was converted to a Note Purchase Agreement between the same parties and under substantially the same terms and conditions as the Financing Agreement, subject to certain customary note constitution terms.

The Note Purchase Agreement provides for an initial $75.0 million notes issuance (the “Tranche 1 Notes”), and the Company may request an additional $25.0 million notes issuance to be made available at Perceptive’s sole discretion before August 2, 2024. The Note Purchase Agreement matures on August 2, 2026 and is interest-only during the term. The Company has the option to redeem outstanding principal notes at any time along with an applicable early redemption fee. Outstanding amounts under the Note Purchase Agreement bear interest at a fluctuating rate per annum equal to 10.00% plus the secured overnight financing rate administered by the Federal Reserve Bank of New York for a one-month tenor, subject to a 1.00% floor. The annual interest rate was 14.34% at March 31, 2023. As of March 31, 2023, the outstanding balance of the Tranche 1 Notes was $75.0 million plus accrued interest of $5.2 million. During the three-month period ended March 31, 2023, the Company recorded interest expense of $2.7 million.

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

The Company also capitalized certain lender and legal costs associated with the Note Purchase Agreement totaling $2.2 million, which were recorded as a discount to the loan. The aggregate discount of $4.4 million is being amortized to interest expense over the term of the Note Purchase Agreement. The Company amortized $0.3 million of the discount to interest expense during the three-month period ended March 31, 2023. At March 31, 2023, the remaining unamortized discount was $3.7 million.

10. Commitments and Contingencies

There were no new material commitments or contingencies entered into during the three-month period ended March 31, 2023.

11. Subsequent Event

On May 3, 2023, the Company entered into a Securities Purchase Agreement with certain accredited investors (the “Investors”), pursuant to which the Company, in a private placement, agreed to issue and sell to the Investors an aggregate of 10,773,913 ordinary shares of the Company at a purchase price of $5.75 per share (the “Shares”), for gross proceeds of $62.0 million before deducting private placement expenses (the “Private Placement”). The closing of the Private Placement occurred on May 5, 2023.

In connection with the Private Placement, the Company also entered into a Registration Rights Agreement, dated May 5, 2023 (the “Registration Rights Agreement”) with the Investors. Pursuant to the terms of the Registration Rights Agreement, the Company is obligated to prepare and file with the Securities and Exchange Commission a registration statement to register for resale the Shares on or prior to August 3, 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of financial condition and operating results together with our financial statements and related notes appearing in this Quarterly Report on Form 10-Q (“Form 10-Q”) and those included in our Annual Report on Form 10-K for the year ended December 31, 2022 (the “Form 10-K”). Some of the information contained in this discussion and analysis or set forth elsewhere in this Form 10-Q, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many important factors, including those set forth in the “Risk Factors” section of this Form 10-Q, our actual results could differ materially from the results described in, or implied by, the forward-looking statements contained in the following discussion and analysis. For convenience of presentation some of the numbers have been rounded in the text below. Unless the context requires otherwise, references in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to the “Company,” “we,” “us” and “our” refer to MeiraGTx Holdings plc and its subsidiaries.

Overview

We are a vertically integrated, clinical-stage gene therapy company with six programs in clinical development and a broad pipeline of preclinical and research programs. We have core capabilities in viral vector design and optimization, gene therapy manufacturing, as well as a potentially transformative gene regulation technology that allows precise, dose responsive control of gene expression by oral small molecules with dynamic range that can exceed 5000-fold. Led by an experienced management team, we have taken a portfolio approach by licensing, acquiring and developing technologies that give us depth across both product candidates and indications. Our initial focus is on three distinct areas of unmet medical need: ocular, including both inherited retinal diseases as well as large degenerative ocular diseases, neurodegenerative diseases, and severe forms of xerostomia. Though initially focusing on the eye, central nervous system and salivary gland, we intend to expand our focus in the future to develop additional gene therapy treatments for patients suffering from a range of serious diseases.

We are an exempted company incorporated under the laws of the Cayman Islands in 2018, and prior to that, we commenced operations as MeiraGTx Limited, a private limited company incorporated under the laws of England and Wales in 2015. Our discussion of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). Since our formation, we have devoted substantially all of our resources to developing our technology platform, establishing our viral vector manufacturing facilities and our cGMP plasmid and DNA production facility and developing manufacturing processes, advancing the product candidates in our ophthalmology, salivary gland and neurodegenerative disease programs, building our intellectual property portfolio, organizing and staffing our Company, developing our business plan, raising capital, and providing general and administrative support for these operations. To date, we have financed our operations primarily with cash on hand, proceeds from the sales of our Series A ordinary shares, convertible preferred C shares and ordinary shares, debt financing and upfront and milestone payments in connection with the collaboration, option and license agreement with Janssen Pharmaceuticals, Inc. (“Janssen”), one of the Janssen Pharmaceuticals Companies of Johnson & Johnson (the “Collaboration Agreement”), which also provides us with research funding. Through March 31, 2023, we received gross proceeds of approximately $471.0 million from sales of our ordinary shares, Series A ordinary shares and convertible preferred C shares, $130.0 million from the Collaboration Agreement, and $75.0 million from the debt financing further described under “Liquidity and Capital Resources.” As of March 31, 2023, we had cash and cash equivalents of $68.8 million, as well as $36.3 million in receivables due from Janssen in connection with the Collaboration Agreement.  Additionally, we received gross proceeds of $62.0 million from a Private Placement (as defined below) on May 5, 2023.

We are a clinical stage company and have not generated any product revenues to date. We have six clinical programs and a pipeline of preclinical programs. Since inception, we have incurred significant operating losses. Our net losses for the three-month periods ended March 31, 2023 and 2022 were $30.4 million and $31.0 million, respectively. As of March 31, 2023, we had an accumulated deficit of $500.6 million. We do not expect to generate revenue from sales of any products for several years, if at all. Under the Collaboration Agreement, we received an upfront payment in the amount of $100.0 million in March 2019 and a milestone payment in the amount of $30.0 million in December 2021. Additionally, pursuant to the Collaboration Agreement, we are eligible to receive research and development funding and additional potential milestone payments and royalties.

Our total operating expenses for the three-month periods ended March 31, 2023 and 2022 were $35.1 million and $34.4 million, respectively. While we expect our operating expenses to increase in connection with our ongoing development activities related to our product candidates, including the ongoing Phase 3 Lumeos clinical trial of botaretigene sparoparvovec, or bota-vec (formerly referred to as AAV-RPGR), for the treatment of patients with X-linked retinitis pigmentosa (XLRP), we believe that certain of these increases will be partially offset by the research funding in connection with the Collaboration Agreement. In addition, we expect to continue incurring increasing costs associated with our clinical activities for AAV-hAQP1 for the treatment of radiation-induced xerostomia and xerostomia associated with Sjogren’s syndrome, as well as for AAV-GAD for the treatment of Parkinson’s disease. We also incurred expenses during the three-month period ended March 31, 2023 and expect to continue to incur expenses related to research activities in additional therapeutic areas to expand our pipeline, developing our potentially transformative gene regulation technology, hiring additional personnel in manufacturing, research, clinical operations, quality and other functional areas, and associated cash and share-based compensation expense, as well as the further development of internal manufacturing capabilities and capacity and other associated costs including the management of our intellectual property portfolio.

On May 3, 2023, we entered into a Securities Purchase Agreement with certain accredited investors (the “Investors”), pursuant to which we, in a private placement, agreed to issue and sell to the Investors an aggregate of 10,773,913 ordinary shares at a purchase price of $5.75 per share, for gross proceeds of $62.0 million before deducting private placement expenses (the “Private Placement”). The closing of the Private Placement occurred on May 5, 2023.

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

Based on our cash and cash equivalents at March 31, 2023 and the research funding and milestone payments we expect to receive under the Collaboration Agreement, together with the proceeds from the Private Placement, we estimate that such funds will be sufficient to enable us to fund our operating expenses and capital expenditure requirements into the second quarter of 2025. We have based these estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. See “Liquidity and Capital Resources.” Because of the numerous risks and uncertainties associated with the development of our product candidates, any future product candidates, our platform and technology and because the extent to which we may enter into collaborations with third parties for development of any of our product candidates is unknown, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidates.

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

Recent Development Highlights and Anticipated Milestones

Bota-vec for the Treatment of XLRP:

●	In late April, immune-response data from a Phase 1/2 MGT009 clinical trial (NCT03252847) were presented at the Association for Research in Vision and Ophthalmology (ARVO) 2023 Annual Meeting.
●	Dosing in the pivotal Phase 3 LUMEOS clinical trial of bota-vec continues and the program remains on track for a BLA submission in 2024.

AAV-hAQP1 for the Treatment of Grade 2/3 Radiation-Induced Xerostomia:

●	We reported positive clinical data from the AQUAx Phase 1 clinical trial in December 2022, and remain on track to present the full data from the AQUAx Phase 1 study in the second quarter of 2023, including the 12 month data from bilaterally treated subjects.
●	Based on the favorable safety and efficacy profile of AAV-hAQP1 in the AQUAx Phase 1 study, we intend to initiate a randomized, double-blind, placebo-controlled, Phase 2 study evaluating the bilateral administration of two active doses of AAV-hAQP1 in the second quarter of 2023.

AAV-GAD for the Treatment of Parkinson’s Disease:

●	We are now dosing patients in the AAV-GAD clinical trial under a new IND with material manufactured in our cGMP facility in London, United Kingdom using our proprietary production process.
●	The AAV-GAD trial is a three arm randomized Phase 1 clinical bridging study with subjects randomized to sham control or one of two doses of AAV-GAD.
●	The objective of the AAV-GAD trial (NCT05603312) is to evaluate the safety and tolerability of AAV- GAD manufactured at our cGMP facility in London, United Kingdom when delivered to the subthalamic nucleus (STN) of patients with Parkinson's disease.
●	Completion of enrollment is anticipated in the third quarter of 2023.

Riboswitch Gene Regulation Platform & Vector Engineering:

●	We will exhibit nine poster presentations at the ASGCT 2023 Annual Meeting, including data demonstrating the ability to regulate CAR-T driving increased efficacy and reduced exhaustion in vitro.
●	ASGCT posters will also show data demonstrating rescue of B.little mouse model via hGH activated using an orally delivered small molecule, as well as AAV-mediated riboswitch-controlled delivery of anti-HER2 antibody suppressing HER2-positive tumorigenesis in a dose response to an orally delivered small molecule.
●	Our next-generation riboswitch-based gene regulation platform can be used to precisely control the expression of any gene delivered in any context with an unprecedented dynamic range using novel, synthetic, orally delivered small molecules.
●	We now have over 40 novel orally available small molecules with high specificity and potency to our riboswitch aptamers moving through PK, biodistribution, and toxicology studies, with the first GMP material for IND currently being manufactured. Two of these small molecules show good brain penetrance to enable activation of genes within the blood brain barrier.

PIPE Financing:

●	In May 2023, we closed the previously announced private investment in public equity (PIPE) financing, raising $62 million in aggregate gross proceeds. The financing was entirely led by several of our top holders Perceptive Advisors, Adage Capital, Prosight Management, and 683 Capital Management.

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

Research and development activities are central to our business model. We expect that our research and development expenses will continue to increase substantially for the foreseeable future as we initiate additional preclinical and clinical trials of our existing product candidates, including the ongoing Phase 3 Lumeos trial of bota-vec for the treatment of patients with XLRP, and continue to discover and develop additional product candidates. Certain of these increases in research and development costs will be partially offset by the research funding provided in connection with the Collaboration Agreement we entered into in January 2019. In addition, we expect to continue incurring increasing research and development costs associated with our clinical activities for AAV-hAQP1 for the treatment of radiation-

induced xerostomia and xerostomia associated with Sjogren’s syndrome, as well as for AAV-GAD for the treatment of Parkinson’s disease.

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

The Company’s critical accounting policies, significant judgements and estimates are included in the Company’s Form 10-K for the year ended December 31, 2022 and Note 2 to our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q.

Results of Operations

Comparison of Three Months Ended March 31, 2023 and 2022

	2023	2022	Change

	(in thousands)
License revenue - related party	$3,334	$5,633	$(2,299)
Operating expenses:
General and administrative	12,772	11,268	1,504
Research and development	22,322	23,099	(777)
Total operating expenses	35,094	34,367	727
Loss from operations	(31,760)	(28,734)	(3,026)
Other non-operating income (expense)
Foreign currency gain (loss)	3,857	(2,647)	6,504
Interest income	545	16	529
Interest expense	(3,060)	(77)	(2,983)
Fair value adjustments	54	397	(343)
Net loss	(30,364)	(31,045)	681
Other comprehensive (loss) income:
Foreign currency translation (loss) gain	(2,353)	1,932	(4,285)
Comprehensive loss	$(32,717)	$(29,113)	$(3,604)

License Revenue

License revenue was $3.3 million for the three months ended March 31, 2023, compared to $5.6 million for the three months ended March 31, 2022. This decrease represents decreased amortization of the $100.0 million upfront payment as well as decreased amortization of the $30.0 million milestone payment received in connection with the Collaboration Agreement.

General and Administrative Expenses

General and administrative expenses were $12.8 million for the three months ended March 31, 2023, compared to $11.3 million for the three months ended March 31, 2022. The increase of $1.5 million was primarily due to an increase of $2.2 million in legal and accounting fees, $0.3 million in consulting fees, and $0.1 million in other office related costs. These increases were partially offset by a decrease of $0.6 million in share-based compensation, $0.4 million in insurance costs and $0.1 million in payroll and payroll-related costs.

Research and Development Expenses

Research and development expenses for the three months ended March 31, 2023 and 2022 were as follows (in thousands):

	For The Three Months Ended March 31,
	2023	2022	Change
Clinical Programs
Botaretigene sparoparvovec	$15,621	$7,549	$8,072
AAV-hAQP1	2,230	622	1,608
AAV-CNGB3 / AAV-CNGA3	650	808	(158)
AAV-GAD	1,287	1,946	(659)
AAV-RPE65	—	420	(420)
Manufacturing	14,190	12,591	1,599
Preclinical Programs
Gene regulation	2,113	3,213	(1,100)
Neurodegenerative diseases	901	739	162
Preclinical ocular diseases	1,120	1,208	(88)
Other research and development expenses	6,806	7,325	(519)
Gross research and development expenses	$44,918	$36,421	$8,497
Collaboration Agreement reimbursement	(22,596)	(13,322)	(9,274)
Research and development expenses	$22,322	$23,099	$(777)

Clinical program expenses represent the direct costs for each clinical trial plus the cost of the clinical trial material charged from the manufacturing costs.

Manufacturing expenses represent the costs to manufacture clinical trial material, including payroll, facilities, manufacturing supplies, raw materials, quality control and quality assurance. Upon completion of the manufacture of a batch of clinical trial material, the cost of manufacturing the batch of clinical trial material is charged to the clinical programs.

Preclinical program expenses represent the direct costs for each group of preclinical programs.

Other research and development expenses represent costs that are not allocated to a specific clinical or preclinical program, such as payroll and payroll related costs, share-based compensation, travel, rent and facilities costs, depreciation and other non-program specific expenses.

Research and development expenses for the three months ended March 31, 2023 were $22.3 million, compared to $23.1 million for the three months ended March 31, 2022. The decrease of $0.8 million was primarily due to a decrease of $1.0 million in expenses related to our preclinical programs primarily due to the timing of expenses in our gene regulation program, $0.5 million in other research and development expenses primarily due to a decrease in share-based compensation, and an increase of $9.3 million in research funding provided under our Collaboration Agreement with

Janssen primarily due to the increase in expenses incurred related to our program for bota-vec for the treatment of XLRP. These decreases were partially offset by an increase of $8.4 million in clinical trial expenses primarily due to an increase in expenses related to our Phase 3 Lumeos clinical trial of bota-vec and our expanded Phase 1 clinical trial and our Phase 2 clinical trial for AAV-hAQP1 as well as an increase of $1.6 million in manufacturing expenses primarily due to the commencement of operations at our Shannon, Ireland manufacturing facility in 2022.

Foreign Currency Gain

Foreign currency gain was $3.9 million for the three months ended March 31, 2023 compared to a loss of $2.6 million for the three months ended March 31, 2022. The change of $6.5 million was primarily due to an unrealized gain on the quarterly valuation of our intercompany payables and receivables due to the weakening of the U.S. dollar against the pound sterling and euro during the three months ended March 31, 2023.

Interest Income

Interest income was $0.5 million for the three months ended March 31, 2023 compared to $0.02 million for the three months ended March 31, 2022. The increase of $0.5 million was due to a higher interest rate during 2023.

Interest Expense

Interest expense was $3.1 million for the three months ended March 31, 2023 compared to $0.1 million for the three months ended March 31, 2022. The increase of $3.0 million was primarily due to the interest accrued and amortization of the debt discount in connection with the debt financing described in Note 9 to our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q.

Fair Value Adjustments

Fair value adjustment was $0.1 million for the three months ended March 31, 2023 compared to $0.4 million for the three months ended March 31, 2022. The adjustment relates to 40,138 ordinary shares that are to be issued 18 months following our acquisition of Bullseye Therapeutics, Inc. on October 4, 2021, provided that we do not submit certain indemnification claims under the merger agreement. The change in the fair value adjustment of $0.3 million is due to the revaluation of the liability based upon a valuation of the 40,138 ordinary shares at the closing price of the Company’s ordinary shares at March 31, 2023 and 2022.

Other Comprehensive Income – Foreign Currency Translation Loss

Foreign currency translation adjustments resulted in a translation loss of $2.4 million for the three months ended March 31, 2023 compared to a translation gain of $1.9 million for the three months ended March 31, 2022. The increase in the loss of $4.3 million was primarily due to a weakening of the U.S. dollar against the pound sterling and euro during the three months ended March 31, 2023.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses. For the three months ended March 31, 2023, we used $37.4 million in cash flows from operations. We did not generate positive cash flows from operations during the period and there are no assurances that we will generate positive cash flows in the future. Additionally, there are no assurances that we will be successful in obtaining an adequate level of financing for the development and commercialization of our product candidates. We expect to incur significant expenses and operating losses for the foreseeable future as we advance the preclinical and clinical development of our product candidates. We expect that our research and development and general and administrative costs will increase in connection with conducting preclinical studies and clinical trials for our product candidates, building out internal capacity to have products manufactured to support preclinical studies and clinical trials, expanding our intellectual property portfolio, and providing general and administrative support for our operations. As a result of these incurred and expected costs, we will need additional capital to fund our operations, which we may obtain from additional equity or debt financings, collaborations, licensing arrangements, or other sources.

We do not currently have any approved products and have never generated any revenue from product sales. We have historically financed our operations primarily through cash on hand and proceeds from the sale of our ordinary shares, series A ordinary shares, convertible preferred C shares and the issuance of debt. In March 2019 and December 2021, we received a $100.0 million upfront payment and a $30.0 million milestone payment, respectively, in connection with the Collaboration Agreement, which also provides us with research funding, and we are eligible to receive potential milestone payments and royalties.

Based on our current cash and cash equivalents and accounts receivable – related party at March 31, 2023 and the research funding we expect to receive under the Collaboration Agreement, together with the proceeds from the Private Placement, we estimate that we will be able to fund our operating expenses and capital expenditure requirements into the second quarter of 2025. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect.

Cash Flows

As of March 31, 2023, we had $68.8 million of cash and cash equivalents.

The following table summarizes our sources and uses of cash and cash equivalents for the period presented:

	For the Three Months Ended March 31,
	2023	2022

	(in thousands)
Net cash used in operating activities	$(37,392)	$(8,298)
Net cash used in investing activities	(8,605)	(12,460)
Net cash used in financing activities	(1,231)	(2,582)
Net decrease in cash and cash equivalents	$(47,228)	$(23,340)

Operating Activities

During the three months ended March 31, 2023, our cash used in operating activities of $37.4 million was primarily due to a net loss of $30.4 million as we incurred expenses associated with research activities on our clinical programs, manufacturing of our clinical trial materials, preclinical research programs and general and administrative expenses. The net loss included non-cash charges of $5.9 million, which consisted primarily of $6.4 million of share-based compensation, $3.9 million of a foreign currency gain, $3.1 million of depreciation and amortization and $0.3 million of amortization of debt discount.  Additionally, operating assets, consisting of accounts receivable-related party, prepaid expenses, and other current assets, increased by $12.8 million and operating liabilities, consisting of accounts payable and accrued expenses, decreased by $0.2 million.

During the three months ended March 31, 2022, our cash used in operating activities of $8.3 million was primarily due to a net loss of $31.0 million as we incurred expenses associated with research activities on our clinical programs, manufacturing of our clinical trial materials, preclinical research programs and general and administrative expenses. The net loss included non-cash charges of $11.9 million, which consisted primarily of $7.6 million of share-based compensation, $2.6 million of a foreign currency loss, $2.1 million of depreciation and amortization and $0.4 million of a fair value adjustment. Additionally, operating assets, consisting of accounts receivable-related party, prepaid expenses, tax incentive receivable, other current assets and other assets, decreased by $15.8 million and operating liabilities, consisting of accounts payable, accrued expenses, other current liabilities, other liabilities and deferred revenue – related party, decreased by $4.9 million.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2023 of $8.6 million consisted of purchases of property and equipment for our manufacturing, laboratory and process development facilities and buildout costs of our new facilities.

Net cash used in investing activities for the three months ended March 31, 2022 of $12.5 million consisted of purchases of property and equipment for our manufacturing, laboratory and process development facilities and buildout costs of our new facilities.

Financing Activities

Net cash used in financing activities was $1.2 million for the three months ended March 31, 2023, which consisted of the payment of $1.2 million to cover tax withholding obligations upon the vesting of restricted share unit awards.

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

Emerging Growth Company Status

The Jumpstart Our Business Startups Act of 2012, (the “JOBS Act”), permits an “emerging growth company,” which we are, to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies until those standards would otherwise apply to private companies. We have elected to take advantage of this extended transition period through December 31, 2023, which is when our emerging growth company status is scheduled to end.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The following section updates “Item 7A. Quantitative and Qualitative Disclosures of Market Risk” in the Annual Report on Form 10 K for the fiscal year ended December 31, 2022 and should be read in conjunction with that report as well as our condensed consolidated financial statements included in “Part 1, Item 1. Financial Statements” of this Quarterly Report on Form 10-Q.

Foreign Currency Exchange Risk

We currently operate in the United States, the United Kingdom, the Netherlands, Ireland and Belgium. Our activities in these countries expose us to currency exchange rate fluctuations, primarily between the U.S. Dollar and the British pound sterling and euro. When the U.S. Dollar strengthens against these currencies, the U.S. Dollar value of non-U.S. Dollar based losses increases. To the extent that our international activities recorded in local currencies increase in the future, our exposure to fluctuations in currency exchange rates will correspondingly increase. As of March 31, 2023, we did not hold any foreign currency forward contracts. With respect to our foreign currency exposures as of March 31, 2023, we estimate a 10% unfavorable movement in foreign currency exchange rates would have the effect of creating an additional foreign currency loss of approximately $25.4 million within other non-operating income (expense) for the three months ended March 31, 2023.

Interest Rate Risk

We are exposed to market risk as a result of changes in interest rates applicable to borrowings under our Note Purchase Agreement. Borrowings under the Note Purchase Agreement bear interest at a fluctuating rate per annum equal to 10.00% plus the secured overnight financing rate (“SOFR”) administered by the Federal Reserve Bank of New York for a one-month tenor, subject to a 1.00% floor. See Note 9 to our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q. We may use interest rate cap derivatives, interest rate swaps or other interest rate hedging instruments to economically hedge and manage interest rate risk with respect to our variable floating rate debt. As of March 31, 2023, the annual interest rate was 14.34% and the outstanding balance of the term loan was $75.0 million. Assuming no change in the outstanding borrowings under the Note Purchase Agreement, we estimate that a hypothetical 1% increase in the SOFR would increase our annual interest expense by approximately $0.8 million as of March 31, 2023.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are a clinical stage company with limited operating history. We were formed and began operations in 2015. We have never been profitable and do not expect to be profitable in the foreseeable future. We have incurred net losses since inception, including net losses of approximately $30.4 million and $31.0 million for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, we had an accumulated deficit of approximately $500.6 million. Since our inception, we have devoted substantially all of our resources to developing our technology platform, establishing our viral vector manufacturing facilities and plasmid and DNA production facility, developing manufacturing processes, advancing the product candidates in our ophthalmology, salivary gland and neurodegenerative disease programs, research and development activities, building our intellectual property portfolio, organizing and staffing our company, developing our business plans, raising capital, securing debt financing and providing general and administrative support for these operations. We have not yet demonstrated an ability to successfully complete large-scale, pivotal clinical trials, obtain marketing approval, manufacture product at a commercial scale, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Given the length of time typically needed to develop a new drug from the time it enters Phase 1 clinical trials to when it is approved for treating patients, predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing genetic medicine products.

We expect to continue to incur significant expenses and additional operating losses for the foreseeable future as we seek to advance product candidates through preclinical and clinical development, expand our research, development and manufacturing activities, develop new product candidates, build and expand our intellectual product portfolio, complete clinical trials, seek regulatory approval and, if we receive regulatory approval, commercialize our products. Furthermore, the costs of advancing product candidates into each succeeding clinical phase tend to increase substantially over time, including the ongoing Phase 3 Lumeos clinical trial of bota-vec for the treatment of patients with XLRP, although we believe that certain of these increases will be partially offset by the research funding in connection with the Collaboration Agreement. In addition, we expect to continue incurring increasing research and development costs associated with our clinical activities for AAV-hAQP1 for the treatment of radiation-induced xerostomia and xerostomia associated with Sjogren’s syndrome, as well as for AAV-GAD for the treatment of Parkinson’s disease. The total costs to advance any of our product candidates to marketing approval in even a single jurisdiction would be substantial. Because of the numerous risks and uncertainties associated with gene therapy product development, we are unable to accurately predict the timing or amount of increased expenses or whether we will be able to begin generating revenue from the commercialization of products or achieve or maintain profitability. Our expenses have and will continue to increase substantially as a public company and as we continue to add clinical, scientific, operational, financial, manufacturing, compliance and management information systems and personnel, including personnel to support our product development, manufacturing and planned future commercialization efforts.

Before we generate any revenue from product sales, each of our programs and product candidates will require additional preclinical and/or clinical development, potential regulatory approval in multiple jurisdictions, manufacturing, building of a commercial organization, substantial investment and significant marketing efforts. Our expenses could increase beyond expectations if we are required by the U.S. Food and Drug Administration (the “FDA”), UK Medicines and Healthcare Regulatory Agency (the “MHRA”), European Medicines Agency (the “EMA”), or other regulatory authorities to perform preclinical studies and clinical trials in addition to those that we currently anticipate. These risks are further described under “—Risks Related to Discovery, Development, Clinical Testing, Manufacturing and Regulatory Approval” and “—Risks Related to Commercialization.” As a result, we expect to continue to incur net losses for the foreseeable future. These net losses have had, and will continue to have, an adverse effect on our shareholders’ equity and working capital.

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

Our operations have consumed significant amounts of cash since inception. As of March 31, 2023, our cash and cash equivalents were $68.8 million. In addition, we expect to receive $36.3 million in receivables from Janssen in connection with the Collaboration Agreement. Based on our cash and cash equivalents at March 31, 2023 and the research funding and milestone payments we expect to receive under the Collaboration Agreement, together with the proceeds from the Private Placement, we estimate that such funds will be sufficient to enable us to fund our operating expenses and capital expenditure requirements into the second quarter of 2025. This estimate is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances could cause us to spend more than expected or consume capital significantly faster than we currently anticipate, such as inflation or other factors that may significantly increase our business costs. Because the length of time and activities associated with successful development of our product candidates is uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:

●	the progress, timing, costs and results of our ongoing clinical development for our X-linked retinitis pigmentosa product candidate, bota-vec, including the ongoing Phase 3 Lumeos clinical trial of bota-

vec for the treatment of patients with XLRP, for our CNGB3 achromatopsia gene therapy product candidate, AAV-CNGB3, for our CNGA3 achromatopsia gene therapy product candidate, AAV-CNGA3, for our RPE65-associated retinal dystrophy product candidate, AAV-RPE65, and to continue to conduct our ongoing natural history studies for inherited retinal diseases, or IRDs;
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

On August 2, 2022, we, as borrower, and our wholly-owned subsidiaries MeiraGTx UK II Limited and MeiraGTx Ireland DAC, as guarantors (the “Subsidiary Guarantors”), entered into a senior secured financing arrangement (the “Financing Agreement”) by and among us, the Subsidiary Guarantors, the lenders and other parties from time to time party thereto and Perceptive Credit Holdings III, LP, as administrative agent and lender (“Perceptive”). On December 19, 2022, the Financing Agreement was converted to a note purchase agreement (as converted, the “Note Purchase Agreement”) between the same parties and under substantially the same terms and conditions as the Financing Agreement, subject to certain customary note constitution terms. The Note Purchase Agreement provides for an initial $75 million notes issuance (the “Tranche 1 Notes”), and we may request an additional $25 million notes issuance to be made at Perceptive’s sole discretion before August 2, 2024 (the “Tranche 2 Notes”, together with the Tranche 1 Notes, the “Notes”). The Notes incur interest, subject to certain provisions therein, at a fluctuating rate per annum equal to 10.00% plus the secured overnight financing rate administered by the Federal Reserve Bank of New York for a one-month tenor, subject to a 1.00% floor. The Note Purchase Agreement matures on August 2, 2026 and is interest-only during the term. The Note Purchase Agreement also contains various restrictions and covenants, including, among other things, covenants regarding the incurrence of additional indebtedness, limitations on liens, limitations on certain investments, limitations on making distributions, dividends and other payments, mergers, consolidations and acquisitions, dispositions of assets, maintenance of at least $3.0 million in a U.S. bank account, transactions with affiliates, changes to governing documents, changes to certain agreements and leases and changes in control. Our obligations under the Note Purchase Agreement are secured by our London, United Kingdom, or UK, and Shannon, Ireland manufacturing facilities, $3.0 million of our cash and the bank accounts of the Subsidiary Guarantors, and the issued and outstanding equity interests of the Subsidiary Guarantors.

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

Our future success and ability to generate product revenue is substantially dependent on our ability to successfully develop, obtain regulatory approval for and successfully commercialize our product candidates. We currently have no products that are approved for commercial sale and may never be able to develop marketable products. We have invested and expect to continue to invest a meaningful portion of our efforts and expenditures over the next few years in the development of bota-vec, AAV-GAD, AAV-CNGB3, AAV-CNGA3, AAV-RPE65 and AAV-hAQP1 (the “Most Advanced Product Candidates”), which will require additional clinical development, management of clinical and manufacturing activities, regulatory approval in multiple jurisdictions, manufacturing sufficient supply, building of a commercial organization, substantial investment and significant marketing efforts before we can generate any revenues from any commercial sales. While we have entered into a Collaboration Agreement with Janssen with respect to AAV-CNGB3, AAV-CNGA3 and bota-vec, pursuant to which we received a $100 million upfront payment and will also receive funding for certain research, manufacturing, clinical development and commercialization costs, potential additional milestone payments upon the achievement of such milestones and royalties on future net sales of products, there can be no assurance that these three product candidates will be successfully developed and commercialized by us and Janssen. We cannot be certain that our Most Advanced Product Candidates will be successful in clinical trials, receive regulatory approval or be successfully commercialized even if we receive regulatory approval. Even if we receive approval to market our Most Advanced Product Candidates from the FDA, MHRA or other regulatory bodies, we cannot be certain that our product candidates will be successfully commercialized by us or our collaborators, widely accepted in the marketplace or more effective than other commercially available alternatives. Additionally, the research, testing, manufacturing, labeling, approval, sale, marketing and distribution of gene therapy products are and will remain subject to extensive and evolving regulation by the FDA, MHRA and other regulatory authorities. We are not permitted to market our Most Advanced Product Candidates in the United States until they receive approval of a biologics license application, or BLA, from the FDA, we cannot market them in the UK or European Union, or EU, until we receive approval for a marketing authorization, or MA, from the MHRA or European Commission, respectively, and we cannot market them in other countries until we receive any other required regulatory approval in those countries.

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

A sponsor may seek approval of its product candidate under programs designed to accelerate the FDA’s review and approval of new drugs and biological products that meet certain criteria. For example, the FDA has a Fast Track designation program that is intended to expedite or facilitate the process for reviewing new products that meet certain criteria. Specifically, new drugs and biological products are eligible for Fast Track designation if they are intended to treat a serious or life-threatening disease or condition and demonstrate the potential to address unmet medical needs. Fast Track designation applies to the combination of the product and the specific indication for which it is being studied. For product candidates with Fast Track designation, sponsors may be eligible for more frequent meetings with the FDA to discuss the candidate’s development plan and more frequent written communication from the FDA about such things as the design of the proposed clinical trials and use of biomarkers. In addition, the FDA may consider for review sections of the BLA on a rolling basis before the complete application is submitted if relevant criteria are satisfied, including an agreement with FDA on the proposed schedule for the submission of portions of the BLA, and the payment of applicable user fees before FDA may initiate a review. Even if Fast Track designation is granted, it may be rescinded if the product no longer meets the qualifying criteria. In April 2018, bota-vec was issued Fast Track designation by the FDA for the treatment of X-linked retinitis pigmentosa owing to defects in RPGR. In August 2018, AAV-CNGB3 was issued Fast Track designation by the FDA for the treatment of achromatopsia caused by CNGB3 mutations. In January 2021, AAV-CNGA3 was issued Fast Track designation by the FDA for the treatment of achromatopsia caused by CNGA3 mutations.

Similarly, the EMA has established the PRIME scheme to expedite the development and review of product candidates that show a potential to address to a significant extent an unmet medical need, based on early clinical data. In February 2018, AAV-CNGB3 in the treatment of achromatopsia associated with defects in CNGB3 was admitted to the PRIME scheme of the EMA. In February 2020, bota-vec for the treatment of X-linked retinitis pigmentosa owing to defects in RPGR was admitted to the PRIME scheme of the EMA.

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

We have received orphan drug designation from the FDA and European Commission for AAV-CNGB3, AAV-CNGA3, AAV-RPE65, bota-vec, AAV-AIPL1, AAV-RDH12 and from the FDA for AAV-hAQP1, and we may seek orphan drug designation for additional product candidates in the future, but any orphan drug designations we have received or may receive in the future may not confer marketing exclusivity or other expected benefits.

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

We have obtained orphan drug designation from the FDA and European Commission for AAV-CNGB3 for the treatment of achromatopsia caused by mutations in the CNGB3 gene, for AAV-CNGA3 for the treatment of achromatopsia due to autosomal-recessive CNGA3 gene mutations, for AAV-RPE65 for the treatment of Leber congenital amaurosis, for bota-vec for the treatment of X-linked retinitis pigmentosa, for AAV-AIPL1 for the treatment of inherited retinal dystrophy due to defects in AIPL1 gene and for AAV-RDH12 for the treatment of retinol dehydrogenase 12 (RDH12) mutation-associated retinal dystrophy, and we obtained orphan drug designation from the FDA for AAV-hAQP1 for the treatment of grade 2 and grade 3 late xerostomia from parotid gland hypofunction caused by radiotherapy. We may seek orphan drug designation for other current and future product candidates. Even with orphan drug designation, we may not be the first to obtain marketing approval for any particular orphan indication due to the uncertainties associated with developing pharmaceutical products, which could prevent us from marketing our product candidates if another company is able to obtain orphan drug exclusivity before we do. In addition, exclusive marketing rights in the United States and the EU may be unavailable if we seek approval for an indication broader than the orphan-designated indication or may be lost in the United States or EU if the FDA or foreign authorities later determine that the request for designation was materially defective or if we are unable to assure sufficient quantities of the drug to meet the needs of patients with the rare disease or condition following approval. Further, even if we obtain orphan drug exclusivity, that exclusivity may not effectively protect our product candidates from competition because different biologics with different active principal molecular structural features can be approved for the same condition. In addition, the FDA can subsequently approve products with the same principal molecular structural features, in the case of a biologic, for the same condition if the FDA concludes that the later product is safer, more effective, or makes a major contribution to patient care. Likewise, in the EU and Great Britain, the European Commission or MHRA, respectively, can authorize a similar product for the same therapeutic indication, if it concludes that the later product is safer, more effective or clinically superior; if the MA holder for the initial orphan medicinal product grants its consent; or if such MA holder is unable to supply sufficient quantities of the product. Orphan drug designation neither shortens the development time or regulatory review time of a drug nor gives the drug any advantage in the regulatory review or approval process. In addition, while we intend to seek orphan drug designation for other existing and future product candidates, we may never receive such designations. There have been legal challenges to aspects of the FDA’s regulations and policies concerning the exclusivity provisions of the Orphan Drug Act, and future challenges could lead to changes that affect the protections afforded our product candidates in ways that are difficult to predict. It is uncertain how ongoing and future challenges might affect our business.

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

In addition to our existing manufacturing facility in London, United Kingdom, we may lease, operate, purchase, or construct additional facilities to conduct expanded manufacturing or other related activities in the future. In January 2021, we completed the acquisition of our second, large scale cGMP viral vector manufacturing facility and our first cGMP plasmid and DNA production facility in Shannon, Ireland. Expanding our manufacturing capacity to produce the preclinical, clinical and commercial supply of our products and their components will require completing our new facilities in Ireland, substantial additional expenditures, time, and various regulatory approvals and permits. Further, we will need to hire, train and retain significant numbers of employees and managerial personnel to staff our expanding manufacturing and supply chain operations, including in our new facilities in Ireland. Start-up costs can be large and may exceed our expectations, and scale-up entails significant risks related to process development and manufacturing yields. In addition, we may face difficulties or delays in developing or acquiring the necessary production equipment and technology to manufacture sufficient quantities of our product candidates for use in clinical trials and, should they be approved, to supply the commercial market at reasonable costs and in compliance with applicable regulatory requirements. We may not successfully expand or establish sufficient manufacturing capabilities or manufacture our products economically or in compliance with cGMP and other regulatory requirements, and we and our collaborators may not be able to build or procure additional capacity in the required timeframe to meet the requirements of our clinical programs or to meet potential commercial demand for our product candidates. This could also delay or require us to discontinue one or more of our clinical development programs or could interfere with our efforts to successfully commercialize our products. As a result, our business, prospects, operating results, and financial condition could be materially harmed.

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

The time required to obtain approval by the FDA, MHRA, European Commission and other regulatory authorities is unpredictable but typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions. For instance, the EU pharmaceutical legislation is currently undergoing a complete review process, in the context of the Pharmaceutical Strategy for Europe initiative, launched by the European Commission in November 2020. The European Commission’s proposal for revision of several legislative instruments related to medicinal products (potentially revising the duration of regulatory exclusivity, eligibility for expedited pathways, etc.) has been published on April 26, 2023. The proposed revisions remain to be agreed and adopted by the European Parliament and European Council (not expected before 2025) and may have a significant impact on the pharmaceutical industry in the long term.

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

Even if we and / or our collaboration partners, as applicable, obtain FDA, MHRA or European Commission approval for AAV-GAD, bota-vec, AAV-CNGB3, AAV-CNGA3, AAV-RPE65, AAV-hAQP1 or our other product candidates in the United States, UK or EU, we may never obtain approval for or commercialize them in any other jurisdiction, which would limit our ability to realize their full market potential.

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

We do not have any infrastructure for the sales, marketing or distribution of our products, and the cost of establishing and maintaining such an organization may exceed the cost-effectiveness of doing so or we may seek collaborative arrangements or external funding to commercialize our product candidates. For example, Janssen will be solely responsible for the commercialization of bota-vec, AAV-CNGB3 and AAV-CNGA3 pursuant to our Collaboration Agreement with them. There are significant expenses and risks involved with establishing our own sales, marketing and distribution capabilities, including our ability to hire, retain and appropriately incentivize qualified individuals, generate sufficient sales leads, provide adequate training to sales and marketing personnel, and effectively manage a geographically dispersed sales and marketing team. Any failure or delay in the development of such capabilities could delay any product launch, which would adversely impact the commercialization of our product candidates. Additionally, if any commercial launch is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel.

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

We have entered into collaboration agreements with third parties for the development and commercialization of our product candidates, including our Collaboration Agreement with Janssen for the development and commercialization of AAV-CNGB3, AAV-CNGA3 and bota-vec. We have also entered into a manufacturing research collaboration agreement with Janssen to further develop processes for manufacturing AAV viral vectors. We may seek additional collaborative relationships in the future. Failure to obtain a collaborative relationship for our product candidates may significantly impair their commercial potential. We also may need to enter into collaborative relationships to provide funding to support our other research and development programs. The process of establishing and maintaining collaborative relationships is difficult, time-consuming and involves significant uncertainty, such as:

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

We expect to rely on CROs, clinical trial sites, and other vendors to ensure our preclinical studies and clinical trials are conducted properly and on time. We may also engage third parties such as clinical data management organizations, medical institutions and clinical investigators to conduct or assist in our clinical trials or other preclinical and clinical research and development work. While we will have agreements governing their activities, we will have limited influence over their actual performance. We will control only certain aspects of our third-party service providers’ activities. Nevertheless, we will be responsible for ensuring that each of our preclinical studies and clinical trials is conducted in accordance with the applicable protocol, legal, quality, regulatory and scientific standards. Our reliance on these third parties does not relieve us of our regulatory responsibilities. For example, we are conducting the Phase 3 Lumeos clinical trial of bota-vec for the treatment of patients with XLRP caused by mutations in the RPGR gene at multiple clinical trial sites in North America and Europe. If any locations terminate the clinical trial, we may be required to find another party to conduct any new trials. We may be unable to find a new party to conduct new trials of our product candidates or obtain clinical supply of our product candidates or AAV vectors for such trials. If we elect to internalize some or all activities related to the conduct of our preclinical studies or clinical trials that are currently performed by our third-party service providers, or if we are required to do so due to a service provider’s termination of our relationship, then we may be required to source additional technology and personnel in order to perform the relevant activities. We may be unsuccessful in our efforts to internalize some or all relevant activities, either on the desired timeline or at all.

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

As of March 31, 2023, we had 377 employees. We expect to continue to expand our organization, including hiring and training employees and managerial personnel to staff our expanding manufacturing and supply chain operations in our new facilities in Ireland. We may have difficulty identifying, hiring and integrating new personnel. Future growth would impose significant additional responsibilities on our management, including the need to identify, recruit, maintain, motivate and integrate additional employees, consultants and contractors. Also, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If our management is unable to effectively manage our expected growth, our expenses may increase more than expected, our potential ability to generate revenue could be reduced and we may not be able to implement our business strategy. Many of the biotechnology companies that we compete against for qualified personnel and consultants have greater financial and other resources, different risk profiles and a longer history in the industry than we do. If we are unable to continue to attract and retain high-quality personnel and consultants, the rate and success at which we can discover and develop product candidates and operate our business will be limited.

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

As of May 8, 2023, our executive officers, directors and shareholders who owned more than 5% of our outstanding ordinary shares and their respective affiliates, in the aggregate, hold ordinary shares representing approximately 49.8% of our outstanding ordinary shares. In addition, in connection with entering into the Financing Agreement, we issued to an affiliate of Perceptive Advisors, LLC, our largest shareholder that employs a director serving on our board, warrants to purchase an aggregate of 700,000 of our ordinary shares.

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

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”), and may remain an emerging growth company until the last day of the fiscal year following the fifth anniversary of our IPO, which will be December 31, 2023. However, if certain events occur prior to the end of such five-year period, including if we become a “large accelerated filer,” our annual gross revenues exceed $1.07 billion or we issue more than $1.0 billion of non-convertible debt in any three-year period, we will cease to be an emerging growth company prior to the end of such five-year period. For so long as we remain an emerging growth company, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include:

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, we are required to furnish a report by our management on our internal control over financial reporting. However, while we remain an emerging growth company or a smaller reporting company, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404, we engage in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants, adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing whether such controls are functioning as documented, and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that we, or our independent registered public accounting firm if we no longer qualify as an emerging growth company, will not be able to conclude that our internal control over financial reporting is effective as required by Section 404. In addition, any testing by us conducted in connection with Section 404, or any subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our financial statements or identify other areas for further attention or improvement. If we identify one or more material weaknesses or determine we have inadequate internal controls, it could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

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

Under Cayman Islands law, we may only make distributions by way of dividend out of profits, or out of our share premium account (provided that immediately following the date that the dividend is proposed to be paid we are able to pay our debts as they fall due in the ordinary course of business). We have never declared or paid any cash dividends on our ordinary shares. We currently anticipate that we will retain future earnings for the development, operation and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future. In addition, the Note Purchase Agreement prohibits us from paying dividends during its term and the terms of existing and future financing agreements may also preclude us from paying dividends.  As a result, capital appreciation, if any, of our ordinary shares would be your sole source of gain on an investment in our ordinary shares for the foreseeable future. See the “Dividend Policy” section of our Form 10-K for the year ended December 31, 2022 previously filed with the SEC for additional information.

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

MeiraGTx Holdings plc (Registrant)

Date: May 11, 2023	By:	/s/ Alexandria Forbes
Alexandria Forbes
Chief Executive Officer
(principal executive officer and authorized signatory)

Date: May 11, 2023	By:	/s/ Richard Giroux
Richard Giroux
Chief Financial Officer and Chief Operating Officer
(principal financial officer and principal accounting officer)