Form 10-Q
period 2023-06-30
MeiraGTx Holdings plc
filed 2023-08-10
CIK 1735438

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 10, 2023, the registrant had 59,535,314 ordinary shares, $0.00003881 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except share and per share amounts)

	June 30,	December 31,
	2023	2022
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$92,773	$115,516
Accounts receivable - related party	32,690	21,334
Prepaid expenses	8,108	8,133
Tax incentive receivable	8,026	7,689
Other current assets	1,547	1,667
Total Current Assets	143,144	154,339

Property, plant and equipment, net	114,004	109,266
Intangible assets, net	1,252	1,335
In-process research and development	753	742
Other assets	1,465	1,402
Equity method and other investments	6,326	6,326
Right-of-use assets - operating leases, net	18,693	20,109
Right-of-use assets - finance leases, net	24,626	24,718
TOTAL ASSETS	$310,263	$318,237

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$28,497	$16,616
Accrued expenses	24,889	39,818
Lease obligations, current	4,126	3,884
Deferred revenue - related party, current	12,058	15,123
Other current liabilities	2,233	6,631
Total Current Liabilities	71,803	82,072

Deferred revenue - related party	25,364	27,436
Lease obligations	15,508	17,331
Asset retirement obligations	2,301	2,179
Deferred income tax liability	189	186
Note payable, net	71,571	71,033
Other long-term liabilities	—	262
TOTAL LIABILITIES	186,736	200,499

COMMITMENTS AND CONTINGENCIES (Note 10)

SHAREHOLDERS' EQUITY:
Ordinary Shares, $0.00003881 par value, 1,288,327,750 authorized, 59,535,314 and 48,477,209 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	2	2
Capital in excess of par value	652,521	581,893
Accumulated other comprehensive income	1,153	6,047
Accumulated deficit	(530,149)	(470,204)
Total Shareholders' Equity	123,527	117,738
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$310,263	$318,237

See Notes to Condensed Consolidated Financial Statements

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

(in thousands, except share and per share amounts)

	For the Three-Month Period Ended June 30,		For the Six-Month Period Ended June 30,
	2023	2022	2023	2022

License revenue - related party	$3,540	$10,759	$6,874	$16,392

Operating expenses:
General and administrative	12,388	10,518	25,160	21,786
Research and development	19,937	23,999	42,259	47,098
Total operating expenses	32,325	34,517	67,419	68,884
Loss from operations	(28,785)	(23,758)	(60,545)	(52,492)
Other non-operating income (expense):
Foreign currency gain (loss)	1,905	(10,426)	5,762	(13,073)
Interest income	655	41	1,200	57
Interest expense	(3,355)	(82)	(6,415)	(159)
Fair value adjustment	(1)	252	53	649
Net loss	(29,581)	(33,973)	(59,945)	(65,018)
Other comprehensive (loss) income:
Foreign currency translation (loss) gain	(2,541)	7,357	(4,894)	9,290
Comprehensive loss	$(32,122)	$(26,616)	$(64,839)	$(55,728)

Net loss	$(29,581)	$(33,973)	$(59,945)	$(65,018)
Basic and diluted net loss per ordinary share	$(0.53)	$(0.76)	$(1.15)	$(1.46)
Weighted-average number of ordinary shares outstanding	55,349,534	44,668,240	52,012,382	44,585,239

See Notes to Condensed Consolidated Financial Statements

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

FOR THE PERIOD ENDED JUNE 30, 2023

(unaudited)

(in thousands, except share amounts)

				Accumulated Other		Total
	Ordinary		Capital in Excess	Comprehensive	Accumulated	Shareholders'
	Shares	Amount	of Par Value	(Loss) Income	Deficit	Equity

Balance at December 31, 2022	48,477,209	$2	$581,893	$6,047	$(470,204)	$117,738
Share-based compensation activity	209,054	—	5,201	—	—	5,201
Other comprehensive loss	—	—	—	(2,353)	—	(2,353)
Net loss for the three-month period ended March 31, 2023	—	—	—	—	(30,364)	(30,364)
Balance at March 31, 2023	48,686,263	2	587,094	3,694	(500,568)	90,222
Share-based compensation activity	35,000	—	7,271	—	—	7,271
Issuance of shares in connection with PIPE, net of issuance costs	10,773,913	—	57,947	—	—	57,947
Issuance of shares in connection with asset acquisition	40,138	—	209	—	—	209
Other comprehensive loss	—	—	—	(2,541)	—	(2,541)
Net loss for the three-month period ended June 30, 2023	—	—	—	—	(29,581)	(29,581)
Balance at June 30, 2023	59,535,314	$2	$652,521	$1,153	$(530,149)	$123,527

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

See Notes to Condensed Consolidated Financial Statements

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	For the Six-Month Period Ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(59,945)	$(65,018)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	13,703	14,881
Foreign currency (gain) loss	(5,762)	13,073
Depreciation and amortization	6,339	4,203
Net change in right-of-use assets and liabilities	(104)	(98)
Amortization of interest on asset retirement obligations	89	84
Amortization of debt discount	538	—
Fair value adjustment	(53)	(649)
(Increase) decrease in operating assets:
Accounts receivable - related party	(10,552)	5,794
Prepaid expenses	198	1,009
Tax incentive receivable	—	5,565
Other current assets	196	(1,096)
Other assets	(15)	(109)
Increase (decrease) in operating liabilities:
Accounts payable	13,072	3,706
Accrued expenses	(17,234)	(1,058)
Other current liabilities	—	—
Deferred revenue - related party	(6,874)	(16,392)
Net cash used in operating activities	(66,404)	(36,105)

Cash flows from investing activities:
Purchase of property, plant and equipment	(13,580)	(26,460)
Net cash used in investing activities	(13,580)	(26,460)

Cash flows from financing activities:
Exercise of share options	—	192
Payments of withholdings on shares withheld for income taxes	(1,231)	(2,774)
Proceeds from the issuance of ordinary shares	61,950	—
Issuance costs in connection with ordinary shares	(4,003)	—
Net cash provided by (used in) financing activities	56,716	(2,582)

Net decrease in cash and cash equivalents	(23,268)	(65,147)
Effect of exchange rate changes on cash and cash equivalents	525	(448)
Cash and cash equivalents at beginning of the period	115,516	137,703
Cash and cash equivalents at end of the period	$92,773	$72,108

Supplemental disclosure of non-cash transactions:
Fixed asset acquisition included in accounts payable and accrued expenses at end of the period	$2,385	$7,484
Right-of-use assets obtained in exchange for lease liabilities	$—	$1,793
Asset retirement obligations incurred in connection with leases	$—	$9
Issuance of shares in connection with asset acquisition	$209	$—
Supplemental disclosure of cash flow information:
Cash paid for interest	$6,989	$75

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

Interim Financial Statements

The accompanying condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, the condensed consolidated financial statements include all adjustments (consisting of normal recurring adjustments) necessary in order to make the condensed consolidated financial statements not misleading. Operating results for the six-month period ended June 30, 2023 are not necessarily indicative of the final results that may be expected for the year ending December 31, 2023. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the “Form 10-K”).

Liquidity

The Company has not yet achieved profitable operations. There is no assurance that profitable operations, if ever achieved, could be sustained on a continuing basis. In addition, development activities, clinical and preclinical testing, and commercialization of the Company’s product candidates will require significant additional financing. The Company’s accumulated deficit at June 30, 2023 totaled $530.1 million, and management expects to incur substantial losses in future periods. The success of the Company is subject to certain risks and uncertainties, including, among others: uncertainty of product development; competition in the Company’s field of use;

uncertainty of capital availability; uncertainty in the Company’s ability to enter into agreements with collaborative partners; expanding and protecting the Company’s intellectual property portfolio; dependence on third parties; and dependence on key personnel. For the six months ended June 30, 2023, the Company used $66.4 million in cash flows from operations and there are no assurances that the Company will generate positive cash flows in the future. Additionally, there are no assurances that the Company will be successful in obtaining an adequate level of financing for the development and commercialization of its product candidates.

As of June 30, 2023, the Company had cash and cash equivalents in the amount of $92.8 million, which consisted of depository accounts and money market accounts held at large international banks. On January 30, 2019, the Company entered into a collaboration, option and license agreement with Janssen Pharmaceuticals, Inc. (“Janssen”), one of the Janssen Pharmaceuticals Companies of Johnson & Johnson (the “Collaboration Agreement”), for the research, development and commercialization of gene therapies for the treatment of inherited retinal diseases (“IRD”). Under the terms of the Collaboration Agreement, the Company received an upfront payment of $100.0 million in March 2019 and a milestone payment of $30.0 million in December 2021. The Company also receives funding for certain research, manufacturing, clinical development and commercialization costs, potential additional milestone payments upon the achievement of such milestones and royalties on future net sales of products. The Company estimates that its cash and cash equivalents on-hand and accounts receivable – related party at June 30, 2023, will be sufficient to cover its expenses for at least the next twelve months from the date of issuance of these condensed consolidated financial statements.

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

The table below represents the values of the Company's financial assets and liabilities that are required to be measured at fair value on a recurring basis (in thousands):

	Fair Value Measurement Using:
		Significant	Significant Other	Significant
	June 30,	Observable Inputs	Observable Inputs	Unobservable
Description	2023	(Level 1)	(Level 2)	(Level 3)
Cash equivalents	$51,931	$51,931	$—	$—

	Fair Value Measurement Using:
		Significant	Significant Other	Significant
	December 31,	Observable Inputs	Observable Inputs	Unobservable
Description	2022	(Level 1)	(Level 2)	(Level 3)
Cash equivalents	$57,336	$57,336	$—	$—
Other long-term liabilities	$262	$262	$—	$—

At June 30, 2023, the Company's financial instruments included cash and cash equivalents, accounts receivable - related party, and accounts payable. The carrying amounts reported in the Company's consolidated financial statements for these instruments approximates their respective fair values because of the short-term nature of these instruments. In addition, at June 30, 2023, the Company believed the carrying value of the Tranche 1 Notes (as defined in Note 9) approximates fair value as the interest rate is reflective of the rate the Company could obtain on debt with similar terms and conditions.

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

The change in asset retirement obligations is as follows (in thousands):

	For the Six-Month Period Ended June 30,
	2023	2022
Balance at beginning of period	$2,179	$2,081
Additional asset retirement obligations incurred during the period	—	9
Amortization of interest	89	84
Effects of exchange rate changes	33	(75)
Balance at end of period	$2,301	$2,099

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

The following securities are considered to be ordinary share equivalents, but were not included in the computation of diluted net loss per ordinary share because to do so would have been anti-dilutive:

	June 30,	June 30,
	2023	2022
Share options	8,312,875	7,034,233
Restricted share units	2,781,250	2,182,500
Warrants	700,000	—
Restricted ordinary shares subject to forfeiture	14,049	28,097
	11,808,174	9,244,830

Segment Information

Management has concluded it has a single reporting segment for purposes of reporting financial condition and results of operations.

The Company’s license revenue, research funding and deferred revenue from its Collaboration Agreement are generated in the United Kingdom.

The following table summarizes long-lived assets by geographical area (in thousands):

	June 30,	December 31,
	2023	2022
United States	$19,264	$20,809
United Kingdom	37,043	37,778
European Union	110,812	105,311
	$167,119	$163,898

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

3.       Equity Method and Other Investments

The Company’s investments consist of the following (in thousands):

		June 30, 2023
Investee	Investment Type	Ownership Percentage	Carrying Value	Cost Basis
Visiogene LLC	Equity Method Investment	25%	$5,156	$5,165
Other	Equity Investment	1.6%	1,170	1,500
Total equity method and other investments			$6,326	$6,665

4.       Accrued Expenses

Accrued expenses for the periods presented are comprised of the following (in thousands):

	June 30,	December 31,
	2023	2022
Clinical trial costs	$11,593	$13,041
Research and development	4,970	7,400
Professional fees	2,527	732
Manufacturing costs	2,537	4,326
Compensation and benefits	1,440	9,600
Consulting	1,176	694
Fixed assets	386	3,093
Other	260	932
	$24,889	$39,818

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

Options

A summary of the Company’s share option activity related to employees, non-employee members of the board of directors and non-employee consultants as of December 31, 2022 and for the six-month period ended June 30, 2023 is as follows (in thousands, except share and per share amounts):

			Weighted-
		Weighted-	Average
		Average	Remaining
	Number of	Exercise	Contractual
	Options	Price	Term (years)
Outstanding at December 31, 2022	6,858,409	$14.03	6.86	years
Granted	1,552,340	$8.54
Exercised	—	$—
Forfeited	(97,874)	$16.48
Outstanding at June 30, 2023	8,312,875	$12.99	6.92	years
Options exercisable at June 30, 2023	5,295,277	$12.95	5.81	years
Aggregate intrinsic value of options outstanding as of June 30, 2023	$1,996
Aggregate intrinsic value of options exercisable as of June 30, 2023	$1,983

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

The total share-based compensation expense recorded in connection with the options was $3.6 million and $4.3 million, of which $1.3 million and $1.5 million was recorded as general and administrative expense and $2.3 million and $2.8 million was recorded as research and development expense during the three-month periods ended June 30, 2023 and 2022, respectively.

The total share-based compensation expense recorded in connection with the options was $6.8 million and $8.6 million, of which $2.5 million and $3.1 million was recorded as general and administrative expense and $4.3 million and $5.5 million was recorded as research and development expense during the six-month periods ended June 30, 2023 and 2022, respectively.

The total fair value of options vested during the three-month periods ended June 30, 2023 and 2022 was $3.5 million and $4.2 million, respectively.

The total fair value of options vested during the six-month periods ended June 30, 2023 and 2022 was $9.7 million and $11.0 million, respectively.

The weighted-average grant date fair value of options granted during the six-month periods ended June 30, 2023 and 2022 was $5.71 per share and $13.19 per share, respectively.

The grant date fair values of the share options granted were estimated using the Black-Scholes option valuation model with the following ranges of assumptions:

	2023	2022
Risk-free interest rate	3.86 - 4.11%	1.60 - 3.37%
Expected volatility	72%	80%
Expected dividend yield	0%	0%
Expected term (in years)	6.1	5.0 - 6.1

As of June 30, 2023, the total compensation expense relating to unvested options granted that had not yet been recognized was $25.4 million, which is expected to be realized over a period of 3.9 years. The Company will issue shares upon exercise of options from ordinary shares reserved under the Plans.

Restricted Share Units

A summary of the Company’s RSU activity related to employees, non-employee members of the board of directors and non-employee consultants as of December 31, 2022 and for the six-month period ended June 30, 2023 is as follows:

		Weighted-
	Number of	Average
	Restricted	Grant Date
	Share Units	Fair Value
Outstanding at December 31, 2022	2,182,500	$18.59
Granted	1,097,500	$7.05
Vested	(498,750)	$15.61
Outstanding at June 30, 2023	2,781,250	$14.58

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

Total share-based compensation expense recorded in connection with the RSUs was $3.7 million and $3.0 million, of which $2.7 million and $2.1 million was recorded as general and administrative expense and $1.0 million and $0.9 million was recorded as research and development expense during the three-month periods ended June 30, 2023 and 2022, respectively.

Total share-based compensation expense recorded in connection with the RSUs was $6.9 million and $6.3 million, of which $4.9 million and $4.5 million was recorded as general and administrative expense and $2.0 million and $1.8 million was recorded as research and development expense during the six-month periods ended June 30, 2023 and 2022, respectively.

As of June 30, 2023, the total compensation expense relating to unvested RSUs granted that had not yet been recognized was $28.9 million, which is expected to be realized over a period of 3.6 years.

To satisfy employee minimum statutory tax withholding requirements for restricted share units that vest, the Company withholds a portion of the vesting ordinary shares. During the six months ended June 30, 2023 and 2022, the Company withheld 179,696 and 128,812 ordinary shares with a total value of approximately $1.2 million and $2.8 million, respectively. These amounts are presented as a cash outflow from financing activities in the accompanying condensed consolidated statement of cash flows.

During the three-month and six-month periods ended June 30, 2023 and 2022, the Company recognized total share-based compensation expense in the accompanying condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three-Month Period Ended June 30,
	2023	2022
Research and development	$3,293	3,666
General and administrative	3,978	3,637
Total share-based compensation	$7,271	$7,303

	Six-Month Period Ended June 30,
	2023	2022
Research and development	$6,319	7,298
General and administrative	7,384	7,583
Total share-based compensation	$13,703	$14,881

During the three-month period ended June 30, 2023, the Company modified certain awards for two participants and recognized $0.2 million related to the modifications, $0.03 million of which was recognized in research and development expense and $0.2 million was recognized in general and administrative expense. During the three-month period ended June 30, 2022, the Company modified certain awards for one participant and recognized $0.2 million related to the modifications, which was recognized in research and development expense. The terms of such modifications included, on an award-by-award basis, acceleration of the vesting period and/or extensions of the post-employment period to exercise.

During the six-month period ended June 30, 2023, the Company modified certain awards for four participants and recognized $0.3 million related to the modifications, $0.1 million of which was recognized in research and development expense and $0.2 million was recognized in general and administrative expense. During the six-month period ended June 30, 2022, the Company modified certain awards for one participant and recognized $0.2 million related to the modifications, which was recognized in research and development expense.  The terms of such modifications included, on an award-by-award basis, acceleration of the vesting period and/or extensions of the post-employment period to exercise.

The Company does not expect to realize any tax benefits from its share option activity or the recognition of share-based compensation expense because the Company currently has net operating losses and has a full valuation allowance against its deferred tax assets. Accordingly, no amounts related to excess tax benefits have been reported in cash flows from operations or cash flows from financing activities for the six-month periods ended June 30, 2023 and 2022.

6.       Income Taxes

The Company did not record a provision for income taxes for the three-month and six-month periods ended June 30, 2023 and 2022, as the Company has generated losses for all periods.

The Company periodically evaluates the realizability of its deferred tax assets based on all available evidence, both positive and negative. The realization of deferred tax assets is dependent on the Company’s ability to generate sufficient future taxable income during periods prior to the expiration of tax attributes to fully utilize these assets. The Company weighed both positive and negative evidence and determined that there is a continued need for a full valuation allowance on its deferred tax assets (after consideration of the reversal of the deferred tax liabilities for the ROU assets and fixed assets) in the United States, United Kingdom, Ireland and Netherlands as of June 30, 2023. Should the Company determine that it would be able to realize its remaining deferred tax assets in the foreseeable future, an adjustment to its remaining deferred tax assets would cause a material increase to income in the period such determination is made.

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

During the three-month periods ended June 30, 2023 and 2022, the Company recognized $3.5 million and $10.8 million, respectively, of the deferred revenue – related party as license revenue.

During the six-month periods ended June 30, 2023 and 2022, the Company recognized $6.9 million and $16.4 million, respectively, of the deferred revenue – related party as license revenue.

The Company also recognized $21.8 million and $16.2 million during the three-month periods ended June 30, 2023 and 2022, respectively, related to the reimbursement of research and development expenses, which were recorded as an offset to research and development expenses.

The Company also recognized $44.4 million and $29.3 million during the six-month periods ended June 30, 2023 and 2022, respectively, related to the reimbursement of research and development expenses, which were recorded as an offset to research and development expenses.

As of June 30, 2023, the Company expects to recognize the remaining $37.4 million in deferred revenue associated with the non-refundable upfront fee and milestone payment over the estimated research and development period using the cost-to-cost input method over an estimated period of approximately 3.3 years.

A summary of the deferred revenue recognition is as follows (in thousands):

Deferred revenue at December 31, 2022	$42,559
Deferred revenue recognized as license revenue during the six-month period ended June 30, 2023	(6,874)
Effects of exchange rate changes	1,737
Deferred revenue at June 30, 2023	$37,422

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

Private Placement

On May 3, 2023, the Company issued 10,773,913 ordinary shares in a private placement for gross proceeds of $62.0 million, excluding offering costs of approximately $4.0 million. Perceptive Advisors, LLC and Adage Capital Partners, L.P. a greater than 5% holder of the ordinary shares of the Company, purchased 4,347,826 and 1,565,217 of the ordinary shares, respectively, issued on the same terms and conditions as the other investors in the offering.

In connection with the offering, the Company also entered into a registration rights agreement whereby, promptly following the date on which the Company becomes eligible to use a registration statement on Form S-3, but in no event later than August 3, 2023, the Company shall prepare and file a registration statement covering the resale of all of the Registrable Securities, as defined in the agreement. The Company filed the Form S-3 on August 3, 2023.

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

Total rent expense under these leases was $1.4 million and $1.3 million for the three-month periods ended June 30, 2023 and 2022, respectively.

Total rent expense under these leases was $2.7 million and $2.6 million for the six-month periods ended June 30, 2023 and 2022, respectively.

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

The components of lease cost for the three-month and six-month periods ended June 30, 2023 and 2022 are as follows (in thousands):

	Three-Month Period Ended June 30,
	2023	2022
Finance lease cost
Amortization of right-of-use assets	$282	$275
Interest on lease liabilities	—	—
Total finance lease cost	282	275
Operating lease cost	1,370	1,341
Short-term lease cost	39	38
Total lease cost	$1,691	$1,654

	Six-Month Period Ended June 30,
	2023	2022
Finance lease cost
Amortization of right-of-use assets	$563	$568
Interest on lease liabilities	—	1
Total finance lease cost	563	569
Operating lease cost	2,731	2,675
Short-term lease cost	78	76
Total lease cost	$3,372	$3,320

Amounts reported in the condensed consolidated balance sheets for leases where the Company is the lessee as of June 30, 2023 and December 31, 2022 were as follows (in thousands):

	June 30,		December 31,
	2023		2022
Operating leases
Right-of-use asset	$18,693		$20,109
Capitalized lease obligations	$19,634		$21,215
Finance leases
Right-of-use asset	$24,626		$24,718
Capitalized lease obligations	$—		$—
Weighted-average remaining lease term
Operating leases	5.3	years	5.6	years
Finance leases	175.3	years	175.8	years
Weighted-average discount rate
Operating leases	8.8%		8.8%
Finance leases	8.0%		8.0%

Other information related to leases for the three-month and six-month periods ended June 30, 2023 and 2022 are as follows (in thousands):

	Three-Month Period Ended June 30,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	$—	$4
Operating cash flows from operating leases	$1,442	$1,365

	Six-Month Period Ended June 30,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	$—	$8
Operating cash flows from operating leases	$2,826	$2,735
Financing cash flows from finance leases	$—	$1

Right-of-use assets obtained in exchange for lease liabilities
Operating leases	$—	$1,793

Future minimum lease payments under non-cancellable leases as of June 30, 2023 are as follows (in thousands):

Operating Leases
2023	$2,852
2024	5,549
2025	5,501
2026	5,244
2027	1,903
Thereafter	2,967
Total undiscounted lease payments	$24,016
Less: Imputed interest	(4,382)
Total lease liabilities	$19,634

9.      Debt Financing

On August 2, 2022 the Company, and the Subsidiary Guarantors, entered into the Financing Agreement with Perceptive. On December 19, 2022, the Financing Agreement was converted to a Note Purchase Agreement between the same parties and under substantially the same terms and conditions as the Financing Agreement, subject to certain customary note constitution terms. On August 10, 2023, the same parties entered into the Consent and Amendment as defined and described in Note 11, which amends the Note Purchase Agreement.

The Note Purchase Agreement provides for an initial $75.0 million notes issuance (the “Tranche 1 Notes”).  Pursuant to the Consent and Amendment, the Company may request in its sole discretion, and Perceptive has agreed to subscribe to purchase upon such request, an additional $25.0 million notes issuance (the “Tranche 2 Notes”) at any time before August 2, 2024 subject to the terms of the Note Purchase Agreement. Previously, the Company’s request for issuance of the Tranche 2 Notes was to be determined at Perceptive’s sole discretion. The Note Purchase Agreement matures on August 2, 2026 and is interest-only during the term. The Company has the option to redeem outstanding principal notes at any time along with an applicable early redemption fee. Outstanding amounts under the Note Purchase Agreement bear interest at a fluctuating rate per annum equal to 10.00% plus the secured overnight financing rate administered by the Federal Reserve Bank of New York for a one-month tenor, subject to a 1.00% floor. The annual interest rate was 14.81% at June 30, 2023. As of June 30, 2023, the outstanding balance of the Tranche 1 Notes was $75.0 million plus accrued interest of $2.8 million. During the three-month and six-month periods ended June 30, 2023, the Company recorded interest expense of $2.8 million and $5.5 million, respectively.

The Company’s obligations under the Note Purchase Agreement are secured by the Company’s London, UK and Shannon, Ireland manufacturing facilities, $3.0 million of the Company’s cash and the bank accounts of the Subsidiary Guarantors, and the issued and outstanding equity interests of the Subsidiary Guarantors.

The Note Purchase Agreement imposes covenants that include, among other things, enrolling in a Phase III trial for AAV-RPGR on or before June 30, 2023, which the Company achieved, and ensuring the Company’s Shannon manufacturing facility meets or satisfies all applicable good manufacturing practice requirements on or before December 31, 2023, as well as various restrictions on the Company and the Subsidiary Guarantors, including restrictions pertaining to: (i) the incurrence of additional indebtedness, (ii) limitations on liens, (iii) limitations on certain investments, (iv) making distributions, dividends and other payments, (v) mergers, consolidations and acquisitions, (vi) dispositions of assets, (vii) the Company’s maintenance of at least $3.0 million in a U.S. bank account, (viii) transactions with affiliates, (ix) changes to governing documents, (x) changes to certain agreements and leases and (xi) changes in control; however, certain of these restrictions contain exceptions which allow the Company to license, sell and monetize assets in its AAV-hAQP1 program in development to treat radiation-induced xerostomia, its AAV-GAD program in development to treat Parkinson’s disease and its gene regulation platform technologies. As of June 30, 2023, the Company is in compliance with all covenants.

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

The Company also capitalized certain lender and legal costs associated with the Note Purchase Agreement totaling $2.2 million, which were recorded as a discount to the loan. The aggregate discount of $4.4 million is being amortized to interest expense over the term of the Note Purchase Agreement. The Company amortized $0.3 million and $0.5 million of the discount to interest expense during the three-month and six-month periods ended June 30, 2023. At June 30, 2023, the remaining unamortized discount was $3.4 million.

10. Commitments and Contingencies

There were no new material commitments or contingencies entered into during the six-month period ended June 30, 2023.

11. Subsequent Event

On August 10, 2023, the Company and the Subsidiary Guarantors entered into a Consent and Amendment to Amended and Restated Note Purchase Agreement and Guaranty (the “Consent and Amendment”) by and among the Company, the Subsidiary Guarantors, the noteholders and other parties from time to time party thereto and Perceptive, which amends the Note Purchase Agreement.

Under the Consent and Amendment, the Company may request in its sole discretion, and Perceptive has agreed to subscribe to purchase upon such request, the Tranche 2 Notes at any time before August 2, 2024 subject to the terms of the Note Purchase Agreement.  Previously, the Company’s request for issuance of the Tranche 2 Notes was to be determined at Perceptive’s sole discretion.  The Note Purchase Agreement was also amended to increase the applicable early redemption fee.

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

We are an exempted company incorporated under the laws of the Cayman Islands in 2018, and prior to that, we commenced operations as MeiraGTx Limited, a private limited company incorporated under the laws of England and Wales in 2015. Our discussion of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). Since our formation, we have devoted substantially all of our resources to developing our technology platform, establishing our viral vector manufacturing facilities and our cGMP plasmid and DNA production facility and developing manufacturing processes, advancing the product candidates in our ophthalmology, salivary gland and neurodegenerative disease programs, building our intellectual property portfolio, organizing and staffing our Company, developing our business plan, raising capital, and providing general and administrative support for these operations. To date, we have financed our operations primarily with cash on hand, proceeds from the sales of our Series A ordinary shares, convertible preferred C shares and ordinary shares, debt financing and upfront and milestone payments in connection with the collaboration, option and license agreement with Janssen Pharmaceuticals, Inc. (“Janssen”), one of the Janssen Pharmaceuticals Companies of Johnson & Johnson (the “Collaboration Agreement”), which also provides us with research funding. Through June 30, 2023, we received gross proceeds of approximately $532.9 million from sales of our ordinary shares, Series A ordinary shares and convertible preferred C shares, $130.0 million from the Collaboration Agreement, and $75.0 million from the debt financing further described under “Liquidity and Capital Resources.” As of June 30, 2023, we had cash and cash equivalents of $92.8 million, as well as $32.7 million in receivables due from Janssen in connection with the Collaboration Agreement.

We are a clinical stage company and have not generated any product revenues to date. We have six clinical programs and a pipeline of preclinical programs. Since inception, we have incurred significant operating losses. Our net losses for the three-month periods ended June 30, 2023 and 2022 were $29.6 million and $34.0 million, respectively. For the six-month periods ended June 30, 2023 and 2022, our net losses were $59.9 million and $65.0 million, respectively. As of June 30, 2023, we had an accumulated deficit of $530.1 million. We do not expect to generate revenue from sales of any products for several years, if at all. Under the Collaboration Agreement, we received an upfront payment in the amount of $100.0 million in March 2019 and a milestone payment in the amount of $30.0 million in December 2021.

Additionally, pursuant to the Collaboration Agreement, we are eligible to receive research and development funding and additional potential milestone payments and royalties.

Our total operating expenses for the three-month periods ended June 30, 2023 and 2022 were $32.3 million and $34.5 million, respectively. For the six-month periods ended June 30, 2023 and 2022, our total operating expenses were $67.4 and $68.9 million, respectively. While we expect our operating expenses to increase in connection with our ongoing development activities related to our product candidates, including the ongoing Phase 3 LUMEOS clinical trial of botaretigene sparoparvovec, or bota-vec (formerly referred to as AAV-RPGR), for the treatment of patients with X-linked retinitis pigmentosa (XLRP), we believe that certain of these increases will be partially offset by the research funding in connection with the Collaboration Agreement. In addition, we expect to continue incurring increasing costs associated with our clinical activities for AAV-hAQP1 for the treatment of radiation-induced xerostomia and xerostomia associated with Sjogren’s syndrome, as well as for AAV-GAD for the treatment of Parkinson’s disease. We also incurred expenses during the three-month period ended June 30, 2023 and expect to continue to incur expenses related to research activities in additional therapeutic areas to expand our pipeline, developing our potentially transformative gene regulation technology, hiring additional personnel in manufacturing, research, clinical operations, quality and other functional areas, and associated cash and share-based compensation expense, as well as the further development of internal manufacturing capabilities and capacity and other associated costs including the management of our intellectual property portfolio.

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

Based on our cash and cash equivalents at June 30, 2023 and the research funding and milestone payments we expect to receive under the Collaboration Agreement, we estimate that such funds will be sufficient to enable us to fund our operating expenses and capital expenditure requirements into the second quarter of 2025. We have based these estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. See “Liquidity and Capital Resources.” Because of the numerous risks and uncertainties associated with the development of our product candidates, any future product candidates, our platform and technology and because the extent to which we may enter into collaborations with third parties for development of any of our product candidates is unknown, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidates.

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

Recent Development Highlights and Anticipated Milestones

Bota-vec for the Treatment of XLRP:

●	Enrollment target in the pivotal Phase 3 LUMEOS clinical trial of bota-vec has been surpassed, with BLA submission expected in 2024.
●	In late April, immune-response data from a Phase 1/2 MGT009 clinical trial (NCT03252847) were presented at the Association for Research in Vision and Ophthalmology (ARVO) 2023 Annual Meeting.

AAV-hAQP1 for the Treatment of Grade 2/3 Radiation-Induced Xerostomia:

●	Initiated a Phase 2 randomized, double-blind, placebo-controlled study with participants currently being enrolled and dosed.
●	Reported clinically meaningful improvements from the AQUAx Phase 1 study in xerostomia symptoms measured by two different xerostomia patient reported outcome questionnaires (PROs) demonstrated across both unilaterally and bilaterally treated cohorts at 12 months:
o	Increases in whole saliva flow rates observed post-treatment, providing objective evidence of biological activity, reaching the normal range in bilaterally treated participants by 2 months and persisting through the Month 12 assessment.
o	Across assessments, greater improvements were observed in bilaterally treated participants compared to those treated unilaterally.
o	Early long-term follow-up data suggest durability of improvement to at least 3 years post-treatment.
o	AAV2-hAQP1 appears safe and well tolerated at each dose tested.
o	The strong safety and encouraging, clinically meaningful activity data support further clinical development of AAV2-hAQP1.
●	We anticipate presenting the full data from the AQUAx Phase 1 study at the next appropriate medical meeting.

Wholly-Owned Gene Therapy Manufacturing Facility in Shannon, Ireland has Received Commercial MIA Authorization for QC Testing

●	The QC facility in Shannon, Ireland performs advanced biochemical quality control testing for release and stability testing for our and our partner’s programs.
●	Unique in its scale and integrated capabilities and stretching over 150,000 square feet, the GMP Shannon facility is Ireland’s first commercial-scale gene therapy manufacturing site and contains facilities for flexible and scalable viral vector production for clinical and commercial supply as well as a facility for plasmid DNA production in addition to the GMP licensed QC facility.

AAV-GAD for the Treatment of Parkinson’s Disease:

●	We are dosing patients in the AAV-GAD clinical trial under a new IND with material manufactured in our cGMP facility in London, United Kingdom using our proprietary production process.
●	The AAV-GAD trial is a three arm randomized Phase 1 clinical bridging study with subjects randomized to sham control or one of two doses of AAV-GAD.
●	The objective of the AAV-GAD trial (NCT05603312) is to evaluate the safety and tolerability of AAV-GAD manufactured at our cGMP facility in London, United Kingdom when delivered to the subthalamic nucleus (STN) of patients with Parkinson's disease.
●	Completion of enrollment is anticipated in the third quarter of 2023.

Riboswitch Gene Regulation Platform & Vector Engineering:

●	Presented data at the 2023 American Society of Gene and Cell Therapy (ASGCT) Spotlight on Immuno-Oncology
o	RiboCAR-T cell activity can be precisely tuned and “remotely” controlled to improve the efficacy, durability, and safety of CAR-T cell therapy.
o	Proprietary switch allows us to precisely and reversibly control the expression of CAR in a dose-response to novel small molecule inducers to unprecedented levels, from undetectable at baseline to at least as high as levels of constitutively expressed CAR driven by the small molecule dose.
●	Presentations at the ASGCT 2023 Annual Meeting
o	We exhibited nine poster presentations highlighting the depth and novelty of our technology platforms for gene and cell therapy.

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

Results of Operations

Comparison of Three Months Ended June 30, 2023 and 2022

	2023	2022	Change

	(in thousands)
License revenue - related party	$3,540	$10,759	$(7,219)
Operating expenses:
General and administrative	12,388	10,518	1,870
Research and development	19,937	23,999	(4,062)
Total operating expenses	32,325	34,517	(2,192)
Loss from operations	(28,785)	(23,758)	(5,027)
Other non-operating income (expense)
Foreign currency gain (loss)	1,905	(10,426)	12,331
Interest income	655	41	614
Interest expense	(3,355)	(82)	(3,273)
Fair value adjustments	(1)	252	(253)
Net loss	$(29,581)	$(33,973)	$4,392

License Revenue

License revenue was $3.5 million for the three months ended June 30, 2023, compared to $10.8 million for the three months ended June 30, 2022. This decrease represents decreased amortization of the $100.0 million upfront payment as well as decreased amortization of the $30.0 million milestone payment received in connection with the Collaboration Agreement.

General and Administrative Expenses

General and administrative expenses were $12.4 million for the three months ended June 30, 2023, compared to $10.5 million for the three months ended June 30, 2022. The increase of $1.9 million was primarily due to an increase of $0.9 million in legal and accounting fees, $0.9 million in payroll and payroll-related costs, $0.3 million in share-based compensation, and $0.3 million in other office related costs. These increases were partially offset by a decrease of $0.4 million in insurance costs and $0.1 million in consulting fees.

Research and Development Expenses

Research and development expenses for the three months ended June 30, 2023 and 2022 were as follows (in thousands):

	For The Three Months Ended June 30,
	2023	2022	Change
Clinical Programs
Botaretigene sparoparvovec	$14,989	$8,902	$6,087
AAV-hAQP1	1,658	734	924
AAV-CNGB3 / AAV-CNGA3	348	583	(235)
AAV-GAD	995	1,671	(676)
AAV-RPE65	—	514	(514)
Manufacturing	13,616	14,888	(1,272)
Preclinical Programs
Gene regulation	1,629	3,307	(1,678)
Neurodegenerative diseases	492	677	(185)
Preclinical ocular diseases	810	934	(124)
Other research and development expenses	7,231	7,959	(728)
Gross research and development expenses	41,768	40,169	1,599
Collaboration Agreement reimbursement	(21,831)	(16,170)	(5,661)
Total research and development expenses	$19,937	$23,999	$(4,062)

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

Research and development expenses for the three months ended June 30, 2023 were $19.9 million, compared to $24.0 million for the three months ended June 30, 2022. The decrease of $4.1 million was primarily due to a decrease of $2.0 million in expenses related to our preclinical programs primarily due to the timing of expenses in our gene regulation program, $1.3 million of manufacturing costs related to lower production volumes, $0.7 million in other research and development expenses primarily due to a decrease in share-based compensation, and an increase of $5.7 million in research funding provided under our Collaboration Agreement with Janssen primarily due to the increase in expenses incurred related to our program for bota-vec for the treatment of XLRP. These decreases were partially offset by an increase of $5.6 million in clinical trial expenses primarily due to an increase in expenses related to our Phase 3 LUMEOS clinical trial of bota-vec and our expanded Phase 1 clinical trial and our Phase 2 clinical trial for AAV-hAQP1.

Foreign Currency Gain (Loss)

Foreign currency gain was $1.9 million for the three months ended June 30, 2023 compared to a loss of $10.4 million for the three months ended June 30, 2022. The change of $12.3 million was primarily due to an unrealized gain on the quarterly valuation of our intercompany payables and receivables due to the weakening of the U.S. dollar against the pound sterling and euro during the three months ended June 30, 2023.

Interest Income

Interest income was $0.7 million for the three months ended June 30, 2023 compared to $0.04 million for the three months ended June 30, 2022. The increase of $0.6 million was due to a higher interest rate during 2023.

Interest Expense

Interest expense was $3.4 million for the three months ended June 30, 2023 compared to $0.08 million for the three months ended June 30, 2022. The increase of $3.3 million was primarily due to the interest accrued and amortization of the debt discount in connection with the debt financing described in Note 9 to our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q.

Fair Value Adjustments

Fair value adjustment was de minimis for the three months ended June 30, 2023 compared to $0.3 million for the three months ended June 30, 2022. The adjustment relates to 40,138 ordinary shares that were to be issued 18 months following our acquisition of Bullseye Therapeutics, Inc. on October 4, 2021, provided that we did not submit certain indemnification claims under the merger agreement. The shares were issued on April 4, 2023. The change in the fair value is due to the revaluation of the liability based upon a valuation of the 40,138 ordinary shares at the closing price of the Company’s ordinary shares at each reporting period up to issuance date.

Comparison of Six Months Ended June 30, 2023 and 2022

	2023	2022	Change

	(in thousands)
License revenue - related party	$6,874	$16,392	$(9,518)
Operating expenses:
General and administrative	25,160	21,786	3,374
Research and development	42,259	47,098	(4,839)
Total operating expenses	67,419	68,884	(1,465)
Loss from operations	(60,545)	(52,492)	(8,053)
Other non-operating income (expense)
Foreign currency gain (loss)	5,762	(13,073)	18,835
Interest income	1,200	57	1,143
Interest expense	(6,415)	(159)	(6,256)
Fair value adjustments	53	649	(596)
Net loss	$(59,945)	$(65,018)	$5,073

License Revenue

License revenue was $6.9 million for the six months ended June 30, 2023, compared to $16.4 million for the six months ended June 30, 2022. The decrease of $9.5 million represents decreased amortization of the $100.0 million upfront payment as well as decreased amortization of the $30.0 million milestone payment received in connection with the Collaboration Agreement.

General and Administrative Expenses

General and administrative expenses were $25.2 million for the six months ended June 30, 2023, compared to $21.8 million for the six months ended June 30, 2022. The increase of $3.4 million was primarily due to an increase of $3.0 million in legal and accounting fees, $0.8 million in payroll and payroll-related cost, $0.5 million in other office related costs and $0.2 million in consulting fees. These increases were partially offset by a decrease of $0.8 million in insurance costs and $0.3 million in share-based compensation.

Research and Development Expenses

Research and development expenses for the six months ended June 30, 2023 and 2022 were as follows (in thousands):

	For The Six Months Ended June 30,
	2023	2022	Change
Clinical Programs
Botaretigene sparoparvovec	$30,610	$16,451	$14,159
AAV-hAQP1	3,888	1,355	2,533
AAV-CNGB3 / AAV-CNGA3	997	1,390	(393)
AAV-GAD	2,282	3,617	(1,335)
AAV-RPE65	—	934	(934)
Manufacturing	27,806	27,480	326
Preclinical Programs
Gene regulation	3,742	6,521	(2,779)
Neurodegenerative diseases	1,392	1,416	(24)
Preclinical ocular diseases	1,930	2,142	(212)
Other research and development expenses	14,039	15,284	(1,245)
Gross research and development expenses	86,686	76,590	10,096
Collaboration Agreement reimbursement	(44,427)	(29,492)	(14,935)
Research and development expenses	$42,259	$47,098	$(4,839)

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

Research and development expenses for the six months ended June 30, 2023 were $42.3 million, compared to $47.1 million for the six months ended June 30, 2022. The decrease of $4.8 million was primarily due to a decrease of $3.0 million in expenses related to our preclinical programs primarily due to the timing of expenses in our gene regulation program, $1.2 million in other research and development expenses primarily due to a decrease in share-based compensation, and an increase of $14.9 million in research funding provided under our Collaboration Agreement with Janssen primarily due to the increase in expenses incurred related to our program for bota-vec for the treatment of XLRP. These decreases were partially offset by an increase of $14.0 million in clinical trial expenses primarily due to an increase in expenses related to our Phase 3 LUMEOS clinical trial of bota-vec and our expanded Phase 1 clinical trial and our Phase 2 clinical trial for AAV-hAQP1 as well as an increase of $0.3 million in manufacturing expenses primarily due to the commencement of operations at our Shannon, Ireland manufacturing facility in 2022.

Foreign Currency Gain (Loss)

Foreign currency gain was $5.8 million for the six months ended June 30, 2023 compared to a loss of $13.1 million for the six months ended June 30, 2022. The change of $18.8 million was primarily due to an unrealized gain on the quarterly valuation of our intercompany payables and receivables due to the weakening of the U.S. dollar against the pound sterling and euro during the three months ended June 30, 2023.

Interest Income

Interest income was $1.2 million for the six months ended June 30, 2023 compared to $0.1 million for the six months ended June 30, 2022. The increase of $1.1 million was due to a higher interest rate during 2023.

Interest Expense

Interest expense was $6.4 million for the six months ended June 30, 2023 compared to $0.2 million for the six months ended June 30, 2022. The increase of $6.2 million was primarily due to the interest accrued and amortization of the debt discount in connection with the debt financing described in Note 9 to our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q.

Fair Value Adjustments

Fair value adjustment was $0.1 million for the six months ended June 30, 2023 compared to $0.6 million for the six months ended June 30, 2022. The adjustment relates to 40,138 ordinary shares that were to be issued 18 months following our acquisition of Bullseye Therapeutics, Inc. on October 4, 2021, provided that we did not submit certain indemnification claims under the merger agreement. The shares were issued on April 4, 2023. The change in the fair value adjustment is due to the revaluation of the liability based upon a valuation of the 40,138 ordinary shares at each reporting period up to issuance date.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses. For the six months ended June 30, 2023, we used $66.4 million in cash flows from operations. We did not generate positive cash flows from operations during the period and there are no assurances that we will generate positive cash flows in the future. Additionally, there are no assurances that we will be successful in obtaining an adequate level of financing for the development and commercialization of our product candidates. We expect to incur significant expenses and operating losses for the foreseeable future as we advance the preclinical and clinical development of our product candidates. We expect that our research and development and general and administrative costs will increase in connection with conducting preclinical studies and clinical trials for our product candidates, building out internal capacity to have products manufactured to support preclinical studies and clinical trials, expanding our intellectual property portfolio, and providing general and administrative support for our operations. As a result of these incurred and expected costs, we will need additional capital to fund our operations, which we may obtain from additional equity or debt financings, collaborations, licensing arrangements, or other sources.

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

Based on our current cash and cash equivalents and accounts receivable – related party at June 30, 2023 and the research funding we expect to receive under the Collaboration Agreement, we estimate that we will be able to fund our operating expenses and capital expenditure requirements into the second quarter of 2025. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect.

Cash Flows

As of June 30, 2023, we had $92.8 million of cash and cash equivalents.

The following table summarizes our sources and uses of cash and cash equivalents for the period presented:

	For the Six Months Ended June 30,
	2023	2022

	(in thousands)
Net cash used in operating activities	$(66,404)	$(36,105)
Net cash used in investing activities	(13,580)	(26,460)
Net cash provided by (used in) financing activities	56,716	(2,582)
Net decrease in cash and cash equivalents	$(23,268)	$(65,147)

Operating Activities

During the six months ended June 30, 2023, our cash used in operating activities of $66.4 million was primarily due to a net loss of $59.9 million as we incurred expenses associated with research activities on our clinical programs, manufacturing of our clinical trial materials, preclinical research programs and general and administrative expenses. The net loss included non-cash charges of $14.7 million, which consisted primarily of $13.7 million of share-based compensation, $5.8 million of a foreign currency gain, $6.3 million of depreciation and amortization and $0.5 million of amortization of debt discount.  Additionally, operating assets, consisting of accounts receivable-related party, prepaid expenses, and other current assets, increased by $10.2 million and operating liabilities, consisting of accounts payable, accrued expenses and deferred revenue – related party, decreased by $11.0 million.

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

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2023 of $13.6 million consisted of purchases of property and equipment for our manufacturing, laboratory and process development facilities and buildout costs of our new facilities.

Net cash used in investing activities for the six months ended June 30, 2022 of $26.5 million consisted of purchases of property and equipment for our manufacturing, laboratory and process development facilities and buildout costs of our new facilities.

Financing Activities

Net cash provided by financing activities was $56.7 million for the six months ended June 30, 2023, which consisted of $57.9 million net proceeds raised from the Private Placement share issuance and the payment of $1.2 million to cover tax withholding obligations upon the vesting of restricted share unit awards.

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

Foreign Currency Exchange Risk

We currently operate in the United States, the United Kingdom, the Netherlands, Ireland and Belgium. Our activities in these countries expose us to currency exchange rate fluctuations, primarily between the U.S. Dollar and the British pound sterling and euro. When the U.S. Dollar strengthens against these currencies, the U.S. Dollar value of non-U.S. Dollar based losses increases. To the extent that our international activities recorded in local currencies increase in the future, our exposure to fluctuations in currency exchange rates will correspondingly increase. As of June 30, 2023, we did not hold any foreign currency forward contracts. With respect to our foreign currency exposures as of June 30, 2023, we estimate a 10% unfavorable movement in foreign currency exchange rates would have the effect of creating an additional foreign currency loss of approximately $28.6 million within other non-operating income (expense) for the six months ended June 30, 2023.

Interest Rate Risk

We are exposed to market risk as a result of changes in interest rates applicable to borrowings under our Note Purchase Agreement. Borrowings under the Note Purchase Agreement bear interest at a fluctuating rate per annum equal to 10.00% plus the secured overnight financing rate (“SOFR”) administered by the Federal Reserve Bank of New York for a one-month tenor, subject to a 1.00% floor. See Note 9 to our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q. We may use interest rate cap derivatives, interest rate swaps or other interest rate hedging instruments to economically hedge and manage interest rate risk with respect to our variable floating rate debt. As of June 30, 2023, the annual interest rate was 14.81% and the outstanding balance of the term loan was $75.0 million. Assuming no change in the outstanding borrowings under the Note Purchase Agreement, we estimate that a hypothetical 1% increase in the SOFR would increase our annual interest expense by approximately $0.8 million as of June 30, 2023.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are a clinical stage company with limited operating history. We were formed and began operations in 2015. We have never been profitable and do not expect to be profitable in the foreseeable future. We have incurred net losses since inception, including net losses of approximately $59.9 million and $65.0 million for the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023, we had an accumulated deficit of approximately $530.1 million. Since our inception, we have devoted substantially all of our resources to developing our technology platform, establishing our viral vector manufacturing facilities and plasmid and DNA production facility, developing manufacturing processes, advancing the product candidates in our ophthalmology, salivary gland and neurodegenerative disease programs, research and development activities, building our intellectual property portfolio, organizing and staffing our company, developing our business plans, raising capital, securing debt financing and providing general and administrative support for these operations. We have not yet demonstrated an ability to successfully complete large-scale, pivotal clinical trials, obtain marketing approval, manufacture product at a commercial scale, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Given the length of time typically needed to develop a new drug from the time it enters Phase 1 clinical trials to when it is approved for treating patients, predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing genetic medicine products.

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

Our operations have consumed significant amounts of cash since inception. As of June 30, 2023, our cash and cash equivalents were $92.8 million. In addition, we expect to receive $32.7 million in receivables from Janssen in connection with the Collaboration Agreement. Based on our cash and cash equivalents at June 30, 2023 and the research funding and milestone payments we expect to receive under the Collaboration Agreement, we estimate that such funds will be sufficient to enable us to fund our operating expenses and capital expenditure requirements into the second quarter of 2025. This estimate is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances could cause us to spend more than expected or consume capital significantly faster than we currently anticipate, such as inflation or other factors that may significantly increase our business costs. Because the length of time and activities associated with successful development of our product candidates is uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:

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

On August 2, 2022, we, as borrower, and our wholly-owned subsidiaries MeiraGTx UK II Limited and MeiraGTx Ireland DAC, as guarantors (the “Subsidiary Guarantors”), entered into a senior secured financing arrangement (the “Financing Agreement”) by and among us, the Subsidiary Guarantors, the lenders and other parties from time to time party thereto and Perceptive Credit Holdings III, LP, as administrative agent and lender (“Perceptive”). On December 19, 2022, the Financing Agreement was converted to a note purchase agreement (as converted, the “Note Purchase Agreement”) between the same parties and under substantially the same terms and conditions as the Financing Agreement, subject to certain customary note constitution terms. On August 10, 2023, the same parties entered into a Consent and Amendment to Amended and Restated Note Purchase Agreement and Guaranty (the “Consent and Amendment”), which amends the Note Purchase Agreement. The Note Purchase Agreement provides for an initial $75 million notes issuance (the “Tranche 1 Notes”). Pursuant to the Consent and Amendment, we may request in our sole discretion, and Perceptive has agreed to subscribe to purchase upon such request, an additional $25 million notes issuance (the “Tranche 2 Notes”, together with the Tranche 1 Notes, the “Notes”) at any time before August 2, 2024 subject to the terms of the Note Purchase Agreement. Previously, the Company’s request for issuance of the Tranche 2 Notes was to be determined at Perceptive’s sole discretion. The Notes incur interest, subject to certain provisions therein, at a fluctuating rate per annum equal to 10.00% plus the secured overnight financing rate administered by the Federal Reserve Bank of New York for a one-month tenor, subject to a 1.00% floor. The Note Purchase Agreement matures on August 2, 2026 and is interest-only during the term. The Note Purchase Agreement also contains various restrictions and covenants, including, among other things, covenants regarding the incurrence of additional indebtedness, limitations on liens, limitations on certain investments, limitations on making distributions, dividends and other payments, mergers, consolidations and acquisitions, dispositions of assets, maintenance of at least $3.0 million in a U.S. bank account, transactions with affiliates, changes to governing documents, changes to certain agreements and leases and changes in control. Our obligations under the Note Purchase Agreement are secured by our London, United Kingdom, or UK, and Shannon, Ireland manufacturing facilities, $3.0 million of our cash and the bank accounts of the Subsidiary Guarantors, and the issued and outstanding equity interests of the Subsidiary Guarantors.

There can be no assurance that our cash and cash equivalents available under the Note Purchase Agreement and under any future financings, together with any funds generated by our operations, will be sufficient to satisfy our debt payment obligations. Our inability to generate funds, obtain financing sufficient to satisfy our debt payment obligations or remain in compliance with the debt covenants may result in such obligations being accelerated by our lenders, which would likely have a material adverse effect on our business, financial condition and results of operations.

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

Our future success and ability to generate product revenue is substantially dependent on our ability to successfully develop, obtain regulatory approval for and successfully commercialize our product candidates. We currently have no products that are approved for commercial sale and may never be able to develop marketable products. We have invested and expect to continue to invest a meaningful portion of our efforts and expenditures over the next few years in the development of bota-vec, AAV-GAD, AAV-CNGB3, AAV-CNGA3, AAV-RPE65 and AAV-hAQP1 (the “Most Advanced Product Candidates”), which will require additional clinical development, management of clinical and manufacturing activities, regulatory approval in multiple jurisdictions, manufacturing sufficient supply, building of a commercial organization, substantial investment and significant marketing efforts before we can generate any revenues from any commercial sales. While we have entered into a Collaboration Agreement with Janssen with respect to AAV-CNGB3, AAV-CNGA3 and bota-vec, pursuant to which we received a $100 million upfront payment and also receive funding for certain research, manufacturing, clinical development and commercialization costs, potential additional milestone payments upon the achievement of such milestones and royalties on future net sales of products, there can be no assurance that these three product candidates will be successfully developed and commercialized by us and Janssen. We cannot be certain that our Most Advanced Product Candidates will be successful in clinical trials, receive regulatory approval or be successfully commercialized even if we receive regulatory approval. Even if we receive approval to market our Most Advanced Product Candidates from the FDA, MHRA or other regulatory bodies, we cannot be certain that our product candidates will be successfully commercialized by us or our collaborators, widely accepted in the marketplace or more effective than other commercially available alternatives. Additionally, the research, testing, manufacturing, labeling, approval, sale, marketing and distribution of gene therapy products are and will remain subject to extensive and evolving regulation by the FDA, MHRA and other regulatory authorities. We are not permitted to market our Most Advanced Product Candidates in the United States until they receive approval of a biologics license application, or BLA, from the FDA, we cannot market them in the UK or European Union, or EU, until we receive approval for a marketing authorization, or MA, from the MHRA or European Commission, respectively, and we cannot market them in other countries until we receive any other required regulatory approval in those countries.

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

As of June 30, 2023, we had 406 employees. We expect to continue to expand our organization, including hiring and training employees and managerial personnel to staff our expanding manufacturing and supply chain operations in our new facilities in Ireland. We may have difficulty identifying, hiring and integrating new personnel. Future growth would impose significant additional responsibilities on our management, including the need to identify, recruit, maintain, motivate and integrate additional employees, consultants and contractors. Also, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If our management is unable to effectively manage our expected growth, our expenses may increase more than expected, our potential ability to generate revenue could be reduced and we may not be able to implement our business strategy. Many of the biotechnology companies that we compete against for qualified personnel and consultants have greater financial and other resources, different risk profiles and a longer history in the industry than we do. If we are unable to continue to attract and retain high-quality personnel and consultants, the rate and success at which we can discover and develop product candidates and operate our business will be limited.

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

As of June 30, 2023, our executive officers, directors and shareholders who owned more than 5% of our outstanding ordinary shares and their respective affiliates, in the aggregate, hold ordinary shares representing approximately 55.0% of our outstanding ordinary shares. In addition, in connection with entering into the Financing Agreement, we issued to an affiliate of Perceptive Advisors, LLC, our largest shareholder that employs a director serving on our board, warrants to purchase an aggregate of 700,000 of our ordinary shares.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On May 3, 2023, we entered into a securities purchase agreement with certain accredited investors listed on Schedule 1 thereto (the “Investors”), pursuant to which we, in a private placement, agreed to issue and sell to the Investors an aggregate of 10,773,913 ordinary shares at a purchase price of $5.75 per share, for gross proceeds of $62 million before deducting private placement expenses (the “Private Placement”). The closing of the Private Placement occurred on May 5, 2023. The ordinary shares were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”).

Additionally, on April 4, 2023, we issued 40,138 ordinary shares to certain stockholders of Bullseye Therapeutics, Inc. (“Bullseye”) in accordance with the terms of the Agreement and Plan of Merger (the “Bullseye Merger Agreement”), dated as of October 4, 2021, by and among the Company, Bullseye, BT Acquisition Sub, Inc., a wholly-owned subsidiary of the Company (“Merger Sub 1”), BT Acquisition Sub 2, Inc., a wholly-owned subsidiary of the Company (“Merger Sub 2”), the Bullseye stockholders named therein and the Bullseye stockholder representative, pursuant to which Merger Sub 1 was merged with and into Bullseye, with Bullseye being the surviving corporation (“Merger 1”) and, immediately following Merger 1, Bullseye was merged with and into Merger Sub 2, with Merger Sub 2 being the surviving corporation.  The ordinary shares were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
10.1	Securities Purchase Agreement, by and among MeiraGTx Holdings plc and the Investors named therein, dated May 3, 2023.	S-3	333-273672	10.1	8/3/23
10.2	Registration Rights Agreement, by and among MeiraGTx Holdings plc and the Investors named therein, dated May 5, 2023.	S-3	333-273672	10.2	8/3/23
10.3	First Amendment to Registration Rights Agreement, dated May 12, 2023, by and among MeiraGTx Holdings plc and Johnson & Johnson Innovation – JJDC, Inc.					*
10.4#	Non-Employee Director Compensation Program.					*
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**
101.INS	Inline XBRL Instance Document					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (Formatted in Inline XBRL and contained in exhibit 101)					*

*     Filed herewith.

**   Furnished herewith.

#     Management contract or compensation plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MeiraGTx Holdings plc (Registrant)

Date: August 10, 2023	By:	/s/ Alexandria Forbes
Alexandria Forbes
Chief Executive Officer
(principal executive officer and authorized signatory)

Date: August 10, 2023	By:	/s/ Richard Giroux
Richard Giroux
Chief Financial Officer and Chief Operating Officer
(principal financial officer and principal accounting officer)