Form 10-Q
period 2023-09-30
MeiraGTx Holdings plc
filed 2023-11-14
CIK 1735438

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of October 31, 2023, the registrant had 63,597,151 ordinary shares, $0.00003881 par value per share, outstanding.

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

Risk Factor Summary

We are providing the following summary of the principal risk factors contained in this Form 10-Q to enhance the readability and accessibility of our risk factor disclosures. We encourage you to carefully review in their entirety the full risk factors set forth in the section of this Form 10-Q captioned “Part II—Item 1A. Risk Factors” for additional information regarding the material factors that make an investment in our ordinary shares speculative or risky. These risks and uncertainties include, among others, the following:

●	We have incurred significant losses since inception and anticipate that we will incur continued losses for the foreseeable future, and may never achieve or maintain profitability.
●	We will require additional capital to fund our operations, which may not be available on acceptable terms, if at all.
●	We may not have sufficient cash flows or cash on hand to satisfy our debt obligations or covenants under our financing arrangements, or we may not be able to effectively manage our business in compliance with such covenants.
●	Our review of potential strategic transactions may not result in an executed or consummated transaction or other strategic alternative and may not result in anticipated benefits to us or our shareholders, and the process of reviewing strategic transactions or its conclusion could be disruptive and distracting to our business operations and management.
●	We are heavily dependent on the success of our Most Advanced Product Candidates (as defined in “Item 1A. Risk Factors”), which are still in development, and if none of them receive regulatory approval or are successfully commercialized, our business may be harmed.
●	It is difficult to predict the time and cost of product candidate development on our novel gene therapy platform. Very few gene therapies have been approved in the United States or in Europe.
●	Because gene therapy is novel and the regulatory landscape that governs any product candidates we may develop is uncertain and may change, we cannot predict the time and cost of obtaining regulatory approval, if we receive it at all, for any product candidates we may develop.
●	Clinical trials are expensive, time-consuming, difficult to design and implement, and involve an uncertain outcome. Further, we may encounter substantial delays in our clinical trials.
●	The affected populations for our product candidates may be smaller than we or third parties currently project, which may affect the addressable markets for our product candidates.
●	We and our contract manufacturers for plasmid are subject to significant regulation with respect to manufacturing our products. Our manufacturing facilities and the third-party manufacturing facilities which we rely on may not continue to meet regulatory requirements and have limited capacity.
●	Enacted and future healthcare legislation may increase the difficulty and cost for us to obtain marketing approval of and commercialize our product candidates and may affect the prices we may set.
●	We are subject to government regulation and other legal obligations relating to privacy and data protection. Compliance with these requirements is complex and costly. Failure to comply could materially harm our business.
●	We face significant competition in an environment of rapid technological change, and there is a possibility that our competitors may achieve regulatory approval before us or develop therapies that are

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except share and per share amounts)

	September 30,	December 31,
	2023	2022
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$63,365	$115,516
Accounts receivable - related party	22,398	21,334
Prepaid expenses	6,997	8,133
Tax incentive receivable	10,013	7,689
Other current assets	758	1,667
Total Current Assets	103,531	154,339

Property, plant and equipment, net	111,880	109,266
Intangible assets, net	1,140	1,335
In-process research and development	732	742
Restricted cash	1,038	—
Other assets	1,421	1,402
Equity method and other investments	6,326	6,326
Right-of-use assets - operating leases, net	17,446	20,109
Right-of-use assets - finance leases, net	23,680	24,718
TOTAL ASSETS	$267,194	$318,237

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$20,773	$16,616
Accrued expenses	28,251	39,818
Lease obligations, current	4,092	3,884
Deferred revenue - related party, current	7,922	15,123
Other current liabilities	2,476	6,631
Total Current Liabilities	63,514	82,072

Deferred revenue - related party	23,191	27,436
Lease obligations	14,256	17,331
Asset retirement obligations	2,319	2,179
Deferred income tax liability	184	186
Note payable, net	71,844	71,033
Other long-term liabilities	—	262
TOTAL LIABILITIES	175,308	200,499

COMMITMENTS AND CONTINGENCIES (Note 10)

SHAREHOLDERS' EQUITY:
Ordinary Shares, $0.00003881 par value, 1,288,327,750 authorized, 59,597,151 and 48,477,209 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	2	2
Capital in excess of par value	659,170	581,893
Accumulated other comprehensive income	7,160	6,047
Accumulated deficit	(574,446)	(470,204)
Total Shareholders' Equity	91,886	117,738
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$267,194	$318,237

See Notes to Condensed Consolidated Financial Statements

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

(in thousands, except share and per share amounts)

	For the Three-Month Period Ended September 30,		For the Nine-Month Period Ended September 30,
	2023	2022	2023	2022

License revenue - related party	$5,103	$4,816	$11,977	$21,208

Operating expenses:
General and administrative	10,009	10,762	35,169	32,548
Research and development	27,856	16,862	70,115	63,960
Total operating expenses	37,865	27,624	105,284	96,508
Loss from operations	(32,762)	(22,808)	(93,307)	(75,300)
Other non-operating income (expense):
Foreign currency loss	(8,677)	(12,838)	(2,915)	(25,911)
Interest income	523	288	1,723	345
Interest expense	(3,381)	(1,892)	(9,796)	(2,051)
Fair value adjustment	—	(34)	53	615
Net loss	(44,297)	(37,284)	(104,242)	(102,302)
Other comprehensive (loss) income:
Foreign currency translation gain	6,007	8,772	1,113	18,062
Comprehensive loss	$(38,290)	$(28,512)	$(103,129)	$(84,240)

Net loss	$(44,297)	$(37,284)	$(104,242)	$(102,302)
Basic and diluted net loss per ordinary share	$(0.74)	$(0.83)	$(1.91)	$(2.29)
Weighted-average number of ordinary shares outstanding	59,526,642	44,687,635	54,544,660	44,620,900

See Notes to Condensed Consolidated Financial Statements

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

FOR THE PERIOD ENDED SEPTEMBER 30, 2023

(unaudited)

(in thousands, except share amounts)

				Accumulated Other		Total
	Ordinary		Capital in Excess	Comprehensive	Accumulated	Shareholders'
	Shares	Amount	of Par Value	(Loss) Income	Deficit	Equity

Balance at December 31, 2022	48,477,209	$2	$581,893	$6,047	$(470,204)	$117,738
Share-based compensation activity	209,054	—	5,201	—	—	5,201
Other comprehensive loss	—	—	—	(2,353)	—	(2,353)
Net loss for the three-month period ended March 31, 2023	—	—	—	—	(30,364)	(30,364)
Balance at March 31, 2023	48,686,263	2	587,094	3,694	(500,568)	90,222
Share-based compensation activity	35,000	—	7,271	—	—	7,271
Issuance of shares in connection with May private placement, net of issuance costs of $4,003	10,773,913	—	57,947	—	—	57,947
Issuance of shares in connection with asset acquisition	40,138	—	209	—	—	209
Other comprehensive loss	—	—	—	(2,541)	—	(2,541)
Net loss for the three-month period ended June 30, 2023	—	—	—	—	(29,581)	(29,581)
Balance at June 30, 2023	59,535,314	2	652,521	1,153	(530,149)	123,527
Share based compensation activity	61,837	—	6,765	—	—	6,765
Issuance costs in connection with May private placement	—	—	(116)	—	—	(116)
Other comprehensive income	—	—	—	6,007	—	6,007
Net loss for the three-month period ended September 30, 2023	—	—	—	—	(44,297)	(44,297)
Balance at September 30, 2023	59,597,151	$2	$659,170	$7,160	$(574,446)	$91,886

See Notes to Condensed Consolidated Financial Statements

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

FOR THE PERIOD ENDED SEPTEMBER 30, 2022

(unaudited)

(in thousands, except share amounts)

				Accumulated Other		Total
	Ordinary		Capital in Excess	Comprehensive	Accumulated	Shareholders'
	Shares	Amount	of Par Value	(Loss) Income	Deficit	Equity

Balance at December 31, 2021	44,548,925	$2	$528,659	$(2,671)	$(340,589)	$185,401
Share-based compensation activity	161,753	—	4,996	—	—	4,996
Other comprehensive income	—	—	—	1,933	—	1,933
Net loss	—	—	—	—	(31,045)	(31,045)
Balance at March 31, 2022	44,710,678	2	533,655	(738)	(371,634)	161,285
Share-based compensation activity	—	—	7,303	—	—	7,303
Other comprehensive income	—	—	—	7,357	—	7,357
Net loss for the three-month period ended June 30, 2022	—	—	—	—	(33,973)	(33,973)
Balance at June 30, 2022	44,710,678	2	540,958	6,619	(405,607)	141,972
Share-based compensation activity	15,000	—	6,937	—	—	6,937
Other comprehensive income	—	—	—	8,772	—	8,772
Warrants issued in connection with note payable	—	—	2,273	—	—	2,273
Net loss for the three-month period ended September 30, 2022	—	—	—	—	(37,284)	(37,284)
Balance at September 30, 2022	44,725,678	$2	$550,168	$15,391	$(442,891)	$122,670

See Notes to Condensed Consolidated Financial Statements

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	For the Nine-Month Period Ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(104,242)	$(102,302)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	20,756	21,818
Foreign currency loss	2,915	25,911
Depreciation and amortization	9,818	6,231
Net change in right-of-use assets and liabilities	(153)	(85)
Loss (gain) on disposal of equipment, furniture and fixtures	89	(38)
Amortization of interest on asset retirement obligations	130	125
Amortization of debt discount	809	170
Fair value adjustment	(53)	(615)
(Increase) decrease in operating assets:
Accounts receivable - related party	(198)	(2,150)
Prepaid expenses	1,212	(2,838)
Tax incentive receivable	(2,283)	6,518
Other current assets	898	578
Other assets	(15)	(111)
Increase (decrease) in operating liabilities:
Accounts payable	5,393	8,628
Accrued expenses	(13,917)	944
Other current liabilities	—	1,593
Deferred revenue - related party	(11,977)	(21,208)
Net cash used in operating activities	(90,818)	(56,831)

Cash flows from investing activities:
Purchase of property, plant and equipment	(17,144)	(36,471)
Net cash used in investing activities	(17,144)	(36,471)

Cash flows from financing activities:
Exercise of share options	—	192
Payments of withholdings on shares withheld for income taxes	(1,519)	(2,774)
Proceeds from the issuance of ordinary shares	61,950	—
Issuance costs in connection with ordinary shares	(4,119)	—
Proceeds from issuance of note payable	—	75,000
Payment of financing fees	—	(2,051)
Net cash provided by financing activities	56,312	70,367

Net decrease in cash, cash equivalents and restricted cash	(51,650)	(22,935)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	537	(62)
Cash, cash equivalents and restricted cash at beginning of the period	115,516	137,703
Cash, cash equivalents and restricted cash at end of the period	$64,403	$114,706

Supplemental disclosure of non-cash transactions:
Fixed asset acquisition included in accounts payable and accrued expenses at end of the period	$2,941	$7,598
Right-of-use assets obtained in exchange for lease liabilities	$—	$1,793
Asset retirement obligations incurred in connection with leases	$—	$8
Warrants issued in connection with note payable	$—	$2,273
Issuance of shares in connection with asset acquisition	$209	$—
Supplemental disclosure of cash flow information:
Cash paid for interest	$9,965	$165

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

Interim Financial Statements

The accompanying condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, the condensed consolidated financial statements include all adjustments (consisting of normal recurring adjustments) necessary in order to make the condensed consolidated financial statements not misleading. Operating results for the nine-month period ended September 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the “Form 10-K”).

Liquidity

The Company has not yet achieved profitable operations. There is no assurance that profitable operations, if ever achieved, could be sustained on a continuing basis. In addition, development activities, clinical and preclinical testing, and commercialization of the Company’s product candidates will require significant additional financing. The Company’s accumulated deficit at September 30, 2023 totaled $574.4 million, and management expects to incur substantial losses in future periods. The success of the Company is subject to certain risks and uncertainties, including, among others: uncertainty of product development; competition in the Company’s field of use;

uncertainty of capital availability; uncertainty in the Company’s ability to enter into agreements with collaborative partners; expanding and protecting the Company’s intellectual property portfolio; dependence on third parties; and dependence on key personnel. For the nine months ended September 30, 2023, the Company used $90.8 million in cash flows from operations and there are no assurances that the Company will generate positive cash flows in the future. Additionally, there are no assurances that the Company will be successful in obtaining an adequate level of financing for the development and commercialization of its product candidates.

As of September 30, 2023, the Company had cash, cash equivalents and restricted cash in the amount of $64.4 million, which consisted of depository accounts and money market accounts held at large international banks. On January 30, 2019, the Company entered into a collaboration, option and license agreement with Janssen Pharmaceuticals, Inc. (“Janssen”), one of the Janssen Pharmaceuticals Companies of Johnson & Johnson (the “Collaboration Agreement”), for the research, development and commercialization of gene therapies for the treatment of inherited retinal diseases (“IRD”). Under the terms of the Collaboration Agreement, the Company received an upfront payment of $100.0 million in March 2019 and a milestone payment of $30.0 million in December 2021. The Company also receives funding for certain research, manufacturing, clinical development and commercialization costs, potential additional milestone payments upon the achievement of such milestones and royalties on future net sales of products. The Company estimates that its cash, and cash equivalents on-hand and accounts receivable – related party at September 30, 2023, together with the proceeds from the Sanofi Private Placement (as defined and further described in Note 11), will be sufficient to cover its expenses for at least the next twelve months from the date of issuance of these condensed consolidated financial statements.

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

Restricted Cash

Restricted cash represents a guarantee in connection with a research and innovation grant from IDA Ireland which offers tax incentives related to the Company’s manufacturing facilities in Shannon, Ireland. The following table provides a reconciliation of the components of cash and cash equivalents and restricted cash reported in the Company’s condensed consolidated balance sheets to the total of the amount presented in the consolidated statements of cash flows (in thousands):

	September 30,	December 31,
	2023	2022
Cash and cash equivalents	$63,365	$115,516
Restricted cash	1,038	—
Total cash, cash equivalents and restricted cash in the condensed consolidated statement of cash flows	$64,403	$115,516

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

The table below represents the values of the Company's financial assets and liabilities that are required to be measured at fair value on a recurring basis (in thousands):

	Fair Value Measurement Using:
		Significant	Significant Other	Significant
	September 30,	Observable Inputs	Observable Inputs	Unobservable
Description	2023	(Level 1)	(Level 2)	(Level 3)
Restricted cash	$1,038	$1,038	$—	$—
Cash equivalents	$29,667	$29,667	$—	$—

	Fair Value Measurement Using:
		Significant	Significant Other	Significant
	December 31,	Observable Inputs	Observable Inputs	Unobservable
Description	2022	(Level 1)	(Level 2)	(Level 3)
Cash equivalents	$57,336	$57,336	$—	$—
Other long-term liabilities	$262	$262	$—	$—

At September 30, 2023, the Company's financial instruments included cash and cash equivalents, restricted cash, accounts receivable - related party, and accounts payable. The carrying amounts reported in the Company's consolidated financial statements for these instruments approximates their respective fair values because of the short-term nature of these instruments. In addition, at September 30, 2023, the Company believed the carrying value of the Tranche 1 Notes (as defined in Note 9) approximates fair value as the interest rate is reflective of the rate the Company could obtain on debt with similar terms and conditions.

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

The change in asset retirement obligations is as follows (in thousands):

	For the Nine-Month Period Ended September 30,
	2023	2022
Balance at beginning of period	$2,179	$2,081
Additional asset retirement obligations incurred during the period	—	8
Amortization of interest	130	125
Effects of exchange rate changes	10	(133)
Balance at end of period	$2,319	$2,081

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

The following securities are considered to be ordinary share equivalents, but were not included in the computation of diluted net loss per ordinary share because to do so would have been anti-dilutive:

	September 30,	September 30,
	2023	2022
Share options	8,307,672	6,968,181
Restricted share units	2,661,250	2,182,500
Deferred share units	185,000	110,000
Warrants	700,000	—
Restricted ordinary shares subject to forfeiture	14,049	28,097
	11,867,971	9,288,778

Segment Information

Management has concluded it has a single reporting segment for purposes of reporting financial condition and results of operations.

The Company’s license revenue, research funding and deferred revenue from its Collaboration Agreement are generated in the United Kingdom.

The following table summarizes long-lived assets by geographical area (in thousands):

	September 30,	December 31,
	2023	2022
United States	$12,002	$14,382
United Kingdom	33,585	36,775
European Union	109,291	105,013
	$154,878	$156,170

Recent Accounting Pronouncements Adopted

In October 2023, the FASB issued ASU 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative (“ASU 2023-06”). ASU 2023-06 incorporates several disclosure and presentation requirements into the FASB’s Accounting Standards Codification (the “Codification”) currently residing in SEC Regulation S-X and Regulation S-K. The effective date for each amendment in the Codification will be the date on which the SEC’s removal of the related disclosure from Regulation S-X or Regulation S-K becomes effective. As the Company is currently subject to these SEC requirements, ASU 2023-06 is not expected to have a significant impact on the Company.

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

3.       Equity Method and Other Investments

The Company’s investments consist of the following (in thousands):

		September 30, 2023
Investee	Investment Type	Ownership Percentage	Carrying Value	Cost Basis
Visiogene LLC	Equity Method Investment	25%	$5,156	$5,165
Other	Equity Investment	1.6%	1,170	1,500
Total equity method and other investments			$6,326	$6,665

4.       Accrued Expenses

Accrued expenses for the periods presented are comprised of the following (in thousands):

	September 30,	December 31,
	2023	2022
Clinical trial costs	$10,827	$13,041
Research and development	4,735	7,400
Interest on Tranche 1 Notes	2,898	—
Manufacturing costs	2,593	4,326
Professional fees	2,447	732
Compensation and benefits	1,773	9,600
Fixed assets	1,468	3,093
Consulting	1,278	694
Other	232	932
	$28,251	$39,818

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

Options

A summary of the Company’s share option activity related to employees, non-employee members of the board of directors and non-employee consultants as of December 31, 2022 and for the nine-month period ended September 30, 2023 is as follows (in thousands, except share and per share amounts):

			Weighted-
		Weighted-	Average
		Average	Remaining
	Number of	Exercise	Contractual
	Options	Price	Term (years)
Outstanding at December 31, 2022	6,858,409	$14.03	6.86	years
Granted	1,591,840	$8.49
Exercised	—	$—
Forfeited	(142,577)	$15.90
Outstanding at September 30, 2023	8,307,672	$12.95	6.65	years
Options exercisable at September 30, 2023	5,484,586	$13.12	5.62	years
Aggregate intrinsic value of options outstanding as of September 30, 2023	$790
Aggregate intrinsic value of options exercisable as of September 30, 2023	$790

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

The total share-based compensation expense recorded in connection with the options was $3.5 million and $3.8 million, of which $1.3 million and $1.3 million was recorded as general and administrative expense and $2.2 million and $2.5 million was recorded as research and development expense during the three-month periods ended September 30, 2023 and 2022, respectively.

The total share-based compensation expense recorded in connection with the options was $10.3 million and $12.3 million, of which $3.9 million and $4.3 million was recorded as general and administrative expense and $6.4 million and $8.0 million was recorded as research and development expense during the nine-month periods ended September 30, 2023 and 2022, respectively.

The total fair value of options vested during the three-month periods ended September 30, 2023 and 2022 was $2.8 million and $2.6 million, respectively.

The total fair value of options vested during the nine-month periods ended September 30, 2023 and 2022 was $12.5 million and $13.6 million, respectively.

The weighted-average grant date fair value of options granted during the nine-month periods ended September 30, 2023 and 2022 was $5.67 per share and $13.07 per share, respectively.

The grant date fair values of the share options granted were estimated using the Black-Scholes option valuation model with the following ranges of assumptions:

	2023	2022
Risk-free interest rate	3.86 - 4.48%	1.56 - 3.37%
Expected volatility	72%	80%
Expected dividend yield	0%	0%
Expected term (in years)	3.6 - 6.1	5.5 - 6.1

As of September 30, 2023, the total compensation expense relating to unvested options granted that had not yet been recognized was $22.0 million, which is expected to be realized over a period of 4.0 years. The Company will issue shares upon exercise of options from ordinary shares reserved under the Plans.

Restricted Share Units

A summary of the Company’s RSU activity related to employees, non-employee members of the board of directors and non-employee consultants as of December 31, 2022 and for the nine-month period ended September 30, 2023 is as follows:

		Weighted-
	Number of	Average
	Restricted	Grant Date
	Share Units	Fair Value
Outstanding at December 31, 2022	2,182,500	$18.59
Granted	1,097,500	$7.05
Vested	(618,750)	$15.17
Outstanding at September 30, 2023	2,661,250	$14.63

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

Total share-based compensation expense recorded in connection with the RSUs was $3.6 million and $3.2 million, of which $2.5 million and $2.2 million was recorded as general and administrative expense and $1.1 million and $1.0 million was recorded as research and development expense during the three-month periods ended September 30, 2023 and 2022, respectively.

Total share-based compensation expense recorded in connection with the RSUs was $10.5 million and $9.5 million, of which $7.3 million and $6.7 million was recorded as general and administrative expense and $3.2 million and $2.8 million was recorded as research and development expense during the nine-month periods ended September 30, 2023 and 2022, respectively.

As of September 30, 2023, the total compensation expense relating to unvested RSUs granted that had not yet been recognized was $25.3 million, which is expected to be realized over a period of 3.4 years.

To satisfy employee minimum statutory tax withholding requirements for restricted share units that vest, the Company withholds a portion of the vesting ordinary shares. During the nine months ended September 30, 2023 and 2022, the Company withheld 237,859 and 128,812 ordinary shares with a total value of approximately $1.5 million and $2.8 million, respectively. These amounts are presented as a cash outflow from financing activities in the accompanying condensed consolidated statement of cash flows.

During the three-month and nine-month periods ended September 30, 2023 and 2022, the Company recognized total share-based compensation expense in the accompanying condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three-Month Period Ended September 30,
	2023	2022
Research and development	$3,250	3,482
General and administrative	3,803	3,455
Total share-based compensation	$7,053	$6,937

	Nine-Month Period Ended September 30,
	2023	2022
Research and development	$9,569	10,780
General and administrative	11,187	11,038
Total share-based compensation	$20,756	$21,818

During the three-month period ended September 30, 2023, the Company modified certain awards for two participants and recognized $0.04 million related to the modifications, $0.01 million of which was recognized in research and development expense and $0.03 million was recognized in general and administrative expense. During the three-month period ended September 30, 2022, the Company modified certain awards for two participants and recognized $0.1 million related to the modifications, $0.08 million of which was recognized in research and development expense and $0.05 million was recognized in general and administrative expense. The terms of such modifications included, on an award-by-award basis, acceleration of the vesting period and/or extensions of the post-employment period to exercise.

During the nine-month period ended September 30, 2023, the Company modified certain awards for six participants and recognized $0.3 million related to the modifications, $0.1 million of which was recognized in research and development expense and $0.2 million was recognized in general and administrative expense. During the nine-month period ended September 30, 2022, the Company modified certain awards for three participants and recognized $0.3 million related to the modifications, $0.2 million of which was recognized in research and development expense and $0.1 million was recognized in general and administrative expense.  The terms of such modifications included, on an award-by-award basis, acceleration of the vesting period and/or extensions of the post-employment period to exercise.

The Company does not expect to realize any tax benefits from its share option activity or the recognition of share-based compensation expense because the Company currently has net operating losses and has a full valuation allowance against its deferred tax assets. Accordingly, no amounts related to excess tax benefits have been reported in cash flows from operations or cash flows from financing activities for the nine-month periods ended September 30, 2023 and 2022.

6.       Income Taxes

The Company did not record a provision for income taxes for the three-month and nine-month periods ended September 30, 2023 and 2022, as the Company has generated losses for all periods.

The Company periodically evaluates the realizability of its deferred tax assets based on all available evidence, both positive and negative. The realization of deferred tax assets is dependent on the Company’s ability to generate sufficient future taxable income during periods prior to the expiration of tax attributes to fully utilize these assets.

The Company weighed both positive and negative evidence and determined that there is a continued need for a full valuation allowance on its deferred tax assets (after consideration of the reversal of the deferred tax liabilities for the ROU assets and fixed assets) in the United States, United Kingdom, Ireland and Netherlands as of September 30, 2023. Should the Company determine that it would be able to realize its remaining deferred tax assets in the foreseeable future, an adjustment to its remaining deferred tax assets would cause a material increase to income in the period such determination is made.

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

Pursuant to the Collaboration Agreement, the Company and Janssen also agreed on a research collaboration to develop a pipeline of preclinical inherited retinal disease gene therapy candidates (“Research IRD Product Candidates”), pursuant to which Janssen could opt-in for a fee for each of the specified targets (each an “Option Target”) to obtain certain development, manufacturing and commercialization rights for the Research IRD Product Candidates.

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

On February 27, 2019, in connection with a private placement, the Company issued 2,898,550 ordinary shares to Johnson & Johnson Innovation – JJDC, Inc. (“JJDC”), the investment arm of Johnson and Johnson and owner of Janssen, on the same terms and conditions as the other investors in the offering. After the offering, JJDC became a related party. Additionally, on November 9, 2022, in connection with a private placement, the Company issued 3,742,514 ordinary shares to JJDC, at a purchase price of $6.68 per share, for gross proceeds of approximately $25.0 million.

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

Revenue Recognition under the Collaboration Agreement

The Collaboration Agreement is accounted for under ASC 808, however, ASC 808 does not address recognition or measurement matters. Therefore, the Company will account for the recognition and measurement of consideration under ASC 606. In determining the appropriate amount of revenue to be recognized under ASC 606, the Company performed the following steps: (i) identified the promised goods or services in the contract; (ii) determined whether the promised goods or services are performance obligations including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) the Company satisfies each performance obligation. The Company evaluated the potential performance obligations in the contract, which included the exclusive license to Clinical IRD Product Candidates, the research, development and manufacturing services (“the services”), and the participation in various joint committees and determined that none of the performance obligations by themselves were distinct. Goods and services that are not distinct are bundled with other goods or services in the contract until a bundle of goods or services that is distinct is created. The services, when combined with the licenses, represent a bundle and should be accounted for as a single performance obligation due to the relevance of the services to the value of the early-stage license and the potential for the intellectual property to be significantly modified during the services period. The Company also evaluated whether or not the right to purchase exclusive option rights for specified Research IRD Product Candidates represents future performance obligations and concluded that these represent a separate buyer decision at market rates, rather than a material right performance obligation. As such, these options have been excluded from the initial allocation of transaction price.

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

Under ASC 606 the Company accounts for (i) the licenses it conveyed with respect to the Clinical IRD Product Candidates and (ii) its obligations to perform services as a single performance obligation under the Collaboration Agreement with Janssen on a product candidate basis. Janssen’s right to purchase exclusive options to obtain certain development, manufacturing and commercialization rights for specified Research IRD Product Candidates are accounted for separately as they do not represent material rights, based on the criteria of ASC 606.

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

During the three-month periods ended September 30, 2023 and 2022, the Company recognized $5.1 million and $4.8 million, respectively, of the deferred revenue – related party as license revenue.

During the nine-month periods ended September 30, 2023 and 2022, the Company recognized $12.0 million and $21.2 million, respectively, of the deferred revenue – related party as license revenue.

The Company also recognized $16.2 million and $24.1 million during the three-month periods ended September 30, 2023 and 2022, respectively, related to the reimbursement of research and development expenses, which were recorded as an offset to research and development expenses.

The Company also recognized $60.6 million and $53.4 million during the nine-month periods ended September 30, 2023 and 2022, respectively, related to the reimbursement of research and development expenses, which were recorded as an offset to research and development expenses.

As of September 30, 2023, the Company expects to recognize the remaining $31.1 million in deferred revenue associated with the non-refundable upfront fee and milestone payment over the estimated research and development period using the cost-to-cost input method over an estimated period of approximately 3.0 years.

A summary of the deferred revenue recognition is as follows (in thousands):

Deferred revenue at December 31, 2022	$42,559
Deferred revenue recognized as license revenue during the nine-month period ended September 30, 2023	(11,977)
Effects of exchange rate changes	531
Deferred revenue at September 30, 2023	$31,113

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

May 2023 Private Placement

On May 3, 2023, the Company issued 10,773,913 ordinary shares in a private placement for gross proceeds of $62.0 million, excluding offering costs of approximately $4.1 million. Perceptive Advisors, LLC and Adage Capital Partners, L.P. a greater than 5% holder of the ordinary shares of the Company, purchased 4,347,826 and 1,565,217 of the ordinary shares, respectively, issued on the same terms and conditions as the other investors in the offering.

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

Total rent expense under these leases was $1.4 million and $1.3 million for the three-month periods ended September 30, 2023 and 2022, respectively.

Total rent expense under these leases was $4.1 million and $4.0 million for the nine-month periods ended September 30, 2023 and 2022, respectively.

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

The components of lease cost for the three-month and nine-month periods ended September 30, 2023 and 2022 are as follows (in thousands):

	Three-Month Period Ended September 30,
	2023	2022
Finance lease cost
Amortization of right-of-use assets	$274	$257
Interest on lease liabilities	—	—
Total finance lease cost	274	257
Operating lease cost	1,371	1,311
Short-term lease cost	40	39
Total lease cost	$1,685	$1,607

	Nine-Month Period Ended September 30,
	2023	2022
Finance lease cost
Amortization of right-of-use assets	$838	$825
Interest on lease liabilities	—	1
Total finance lease cost	838	826
Operating lease cost	4,103	3,986
Short-term lease cost	119	115
Total lease cost	$5,060	$4,927

Amounts reported in the condensed consolidated balance sheets for leases where the Company is the lessee as of September 30, 2023 and December 31, 2022 were as follows (in thousands):

	September 30,		December 31,
	2023		2022
Operating leases
Right-of-use asset	$17,446		$20,109
Capitalized lease obligations	$18,348		$21,215
Finance leases
Right-of-use asset	$23,680		$24,718
Capitalized lease obligations	$—		$—
Weighted-average remaining lease term
Operating leases	5.0	years	5.6	years
Finance leases	175.1	years	175.8	years
Weighted-average discount rate
Operating leases	8.8%		8.8%
Finance leases	8.0%		8.0%

Other information related to leases for the three-month and nine-month periods ended September 30, 2023 and 2022 are as follows (in thousands):

	Three-Month Period Ended September 30,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	$—	$4
Operating cash flows from operating leases	$1,407	$1,309

	Nine-Month Period Ended September 30,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	$—	$11
Operating cash flows from operating leases	$4,233	$4,044
Financing cash flows from finance leases	$—	$—

Right-of-use assets obtained in exchange for lease liabilities
Operating leases	$—	$1,793

Future minimum lease payments under non-cancellable leases as of September 30, 2023 are as follows (in thousands):

Operating Leases
2023	$1,409
2024	5,472
2025	5,436
2026	5,169
2027	1,844
Thereafter	2,876
Total undiscounted lease payments	$22,206
Less: Imputed interest	(3,858)
Total lease liabilities	$18,348

9.      Debt Financing

On August 2, 2022 the Company, and the Subsidiary Guarantors, entered into the Financing Agreement with Perceptive. On December 19, 2022, the Financing Agreement was converted to a Note Purchase Agreement between the same parties and under substantially the same terms and conditions as the Financing Agreement, subject to certain customary note constitution terms. On August 10, 2023, the Company and the Subsidiary Guarantors entered into the Consent and Amendment with Perceptive.

The Note Purchase Agreement provides for an initial $75.0 million notes issuance (the “Tranche 1 Notes”).  Pursuant to the Consent and Amendment, the Company may request in its sole discretion, and Perceptive has agreed to subscribe to purchase upon such request, an additional $25.0 million notes issuance (the “Tranche 2 Notes”) at any time before August 2, 2024 subject to the terms of the Note Purchase Agreement. Previously, the Company’s request for issuance of the Tranche 2 Notes was to be determined at Perceptive’s sole discretion. The Note Purchase Agreement matures on August 2, 2026 and is interest-only during the term. The Company has the option to redeem outstanding principal notes at any time along with an applicable early redemption fee. Under the Consent and Amendment, the Note Purchase Agreement was also amended to increase the applicable early redemption fee. Outstanding amounts under the Note Purchase Agreement bear interest at a fluctuating rate per annum equal to 10.00% plus the secured overnight financing rate administered by the Federal Reserve Bank of New York for a one-

month tenor, subject to a 1.00% floor. The annual interest rate was 15.12% at September 30, 2023. As of September 30, 2023, the outstanding balance of the Tranche 1 Notes was $75.0 million plus accrued interest of $2.9 million. During the three-month periods ended September 30, 2023 and 2022, the Company recorded interest expense of $2.9 million and $1.5 million, respectively. During the nine-month periods ended September 30, 2023 and 2022, the Company recorded interest expense of $8.4 million and $1.5 million, respectively.

The Company’s obligations under the Note Purchase Agreement are secured by the Company’s London, UK and Shannon, Ireland manufacturing facilities, $3.0 million of the Company’s cash and the bank accounts of the Subsidiary Guarantors, and the issued and outstanding equity interests of the Subsidiary Guarantors.

The Note Purchase Agreement imposes covenants that include, among other things, enrolling in a Phase III trial for AAV-RPGR on or before June 30, 2023 and ensuring the Company’s Shannon manufacturing facility meets or satisfies all applicable good manufacturing practice requirements on or before December 31, 2023, both of which the Company has achieved, as well as various restrictions on the Company and the Subsidiary Guarantors, including restrictions pertaining to: (i) the incurrence of additional indebtedness, (ii) limitations on liens, (iii) limitations on certain investments, (iv) making distributions, dividends and other payments, (v) mergers, consolidations and acquisitions, (vi) dispositions of assets, (vii) the Company’s maintenance of at least $3.0 million in a U.S. bank account, (viii) transactions with affiliates, (ix) changes to governing documents, (x) changes to certain agreements and leases and (xi) changes in control; however, certain of these restrictions contain exceptions which allow the Company to license, sell and monetize assets in its AAV-hAQP1 program in development to treat radiation-induced xerostomia, its AAV-GAD program in development to treat Parkinson’s disease and its gene regulation platform technologies. As of September 30, 2023, the Company is in compliance with all covenants.

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

The Company also capitalized certain lender and legal costs associated with the Note Purchase Agreement totaling $2.1 million, which were recorded as a discount to the loan. The aggregate discount of $4.4 million is being amortized to interest expense over the term of the Note Purchase Agreement. The Company amortized $0.3 million and $0.2 million of the discount to interest expense during the three-month periods ended September 30, 2023 and 2022, respectively. The Company amortized $0.8 million and $0.2 million of the debt discount to interest expense during the nine-month periods ended September 30, 2023 and 2022, respectively. At September 30, 2023, the remaining unamortized discount was $3.2 million.

10. Commitments and Contingencies

There were no new material commitments or contingencies entered into during the nine-month period ended September 30, 2023.

11. Subsequent Event

On October 30, 2023 (the “Closing Date”), the Company entered into an Investment Agreement (the “Investment Agreement”) with Sanofi Foreign Participations B.V. (the “Investor”), a wholly-owned subsidiary of Sanofi, and solely for the limited purposes set forth therein, Sanofi (the “Parent”), pursuant to which, among other things and subject to the terms and conditions specified therein, the Company issued an aggregate of 4,000,000 ordinary shares (the “Shares”), at a purchase price of $7.50 per share (the “Sanofi Private Placement”) for gross proceeds of $30.0 million.

The Investment Agreement includes customary representations, warranties and covenants by the Company, the Investor and the Parent. The Investment Agreement restricts the Investor’s ability to sell the Shares for a period of 18 months following the Closing Date, subject to customary exceptions for permitted transfers. In addition, the Investor and the Parent are subject to certain standstill restrictions for a period of 24 months following the Closing Date or, in certain instances, such earlier date as is provided for in the Investment Agreement. The Investment

Agreement also provides the Investor and its affiliates with a right of first negotiation for use of the Company’s Riboswitch gene regulation technology for certain Immunology and Inflammation (I&I), including modulation of IL-4 and IL-13, and Central Nervous System (CNS) targets, as well as for GLP-1 and other gut peptides for metabolic disease, and for the Company’s Phase 2 Xerostomia program, in each case, on the terms set forth therein.

In connection with the Sanofi Private Placement, the Company also entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with the Investor. Pursuant to the terms of the Registration Rights Agreement, the Company is obligated to, among other things, prepare and file with the Securities and Exchange Commission a registration statement to register the Shares for resale on or prior to April 30, 2025.

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

We are an exempted company incorporated under the laws of the Cayman Islands in 2018, and prior to that, we commenced operations as MeiraGTx Limited, a private limited company incorporated under the laws of England and Wales in 2015. Our discussion of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). Since our formation, we have devoted substantially all of our resources to developing our technology platform, establishing our viral vector manufacturing facilities and our cGMP plasmid and DNA production facility and developing manufacturing processes, advancing the product candidates in our ophthalmology, salivary gland and neurodegenerative disease programs, building our intellectual property portfolio, organizing and staffing our Company, developing our business plan, raising capital, and providing general and administrative support for these operations. To date, we have financed our operations primarily with cash on hand, proceeds from the sales of our Series A ordinary shares, convertible preferred C shares and ordinary shares, debt financing and upfront and milestone payments in connection with the collaboration, option and license agreement with Janssen Pharmaceuticals, Inc. (“Janssen”), one of the Janssen Pharmaceuticals Companies of Johnson & Johnson, dated as of January 30, 2019 (the “Collaboration Agreement”), which also provides us with research funding. Through September 30, 2023, we received gross proceeds of approximately $532.9 million from sales of our ordinary shares, Series A ordinary shares and convertible preferred C shares, $130.0 million from the Collaboration Agreement, and $75.0 million from the debt financing further described under “Liquidity and Capital Resources.” As of September 30, 2023, we had cash, cash equivalents and restricted cash of $64.4 million, as well as $22.4 million in receivables due from Janssen in connection with the Collaboration Agreement.

We are a clinical stage company and have not generated any product revenues to date. We have six clinical programs and a pipeline of preclinical programs. Since inception, we have incurred significant operating losses. Our net losses for the three-month periods ended September 30, 2023 and 2022 were $44.3 million and $37.3 million, respectively. For the nine-month periods ended September 30, 2023 and 2022, our net losses were $104.2 million and $102.3 million, respectively. As of September 30, 2023, we had an accumulated deficit of $574.4 million. We do not expect to generate revenue from sales of any products for several years, if at all. Under the Collaboration Agreement, we received an upfront payment in the amount of $100.0 million in March 2019 and a milestone payment in the amount of $30.0 million in

December 2021. Additionally, pursuant to the Collaboration Agreement, we are eligible to receive research and development funding and additional potential milestone payments and royalties.

Our total operating expenses for the three-month periods ended September 30, 2023 and 2022 were $37.9 million and $27.6 million, respectively. For the nine-month periods ended September 30, 2023 and 2022, our total operating expenses were $105.3 and $96.5 million, respectively. As contemplated by our Collaboration Agreement with Janssen, we are transferring sponsorship of the botaretigene sparoparvovec, or bota-vec (formerly referred to as AAV-RPGR), program to Janssen on a country-by-country basis, and Janssen will become the sponsor of the ongoing Phase 3 LUMEOS clinical trial of bota-vec in the applicable countries where we are conducting the study upon receipt of local regulatory approval.  In connection with the sponsorship transfer, Janssen will begin paying certain of the expenses relating to the bota-vec program directly to the applicable vendors, clinical sites and other service providers during the fourth quarter of 2023.  As a result, we expect our operating expenses and Janssen’s reimbursement of such expenses with respect to the bota-vec program to decrease over the course of the next year. We expect to continue incurring increasing costs associated with our clinical activities for AAV-hAQP1 for the treatment of radiation-induced xerostomia and xerostomia associated with Sjogren’s syndrome, as well as for AAV-GAD for the treatment of Parkinson’s disease. We also incurred expenses during the nine-month period ended September 30, 2023 and expect to continue to incur expenses related to research activities in additional therapeutic areas to expand our pipeline and developing our potentially transformative gene regulation technology, as well as the further development of internal manufacturing capabilities and capacity and other associated costs including the management of our intellectual property portfolio.

On May 3, 2023, we entered into a Securities Purchase Agreement with certain accredited investors (the “Investors”), pursuant to which we, in a private placement, agreed to issue and sell to the Investors an aggregate of 10,773,913 ordinary shares at a purchase price of $5.75 per share, for gross proceeds of $62.0 million before deducting private placement expenses. The closing of the private placement occurred on May 5, 2023.

On October 30, 2023, we entered into an Investment Agreement with Sanofi Foreign Participations B.V., a wholly-owned subsidiary of Sanofi, and solely for the limited purposes set forth therein, Sanofi, pursuant to which, among other things and subject to the terms and conditions specified therein, we issued an aggregate of 4,000,000 ordinary shares, at a purchase price of $7.50 per share (the “Sanofi Private Placement”) for gross proceeds of $30.0 million.

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

Based on our cash, and cash equivalents at September 30, 2023 and the research funding we expect to receive under the Collaboration Agreement, together with the proceeds from the Sanofi Private Placement, we estimate that such funds will be sufficient to enable us to fund our operating expenses and capital expenditure requirements into mid-2025. We have based these estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. See “Liquidity and Capital Resources.” Because of the numerous risks and uncertainties associated with the development of our product candidates, any future product candidates, our platform and technology and because the extent to which we may enter into collaborations with third parties for development of any of our product candidates is unknown, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidates.

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

Recent Development Highlights and Anticipated Milestones

Strategic Investment from Sanofi:

●	On October 30, 2023, Sanofi purchased $30.0 million of our ordinary shares at a price of $7.50 per share.
●	Sanofi received a right of first negotiation (ROFN) for the use of our Riboswitch gene regulation technology for certain Central Nervous System (CNS) and Immunology and Inflammation (I&I) targets, including IL-4 and IL-13, as well as for GLP-1 and other gut peptides for obesity, and for our Phase 2 Xerostomia program.

Bota-vec for the Treatment of X-linked Retinitis Pigmentosa (XLRP):

●	Enrollment completed in second quarter 2023 in the pivotal Phase 3 LUMEOS clinical trial in collaboration with Janssen.
●	In September 2023, the IND for bota-vec for the treatment of XLRP was transferred from us to Janssen.

AAV-hAQP1 for the Treatment of Grade 2/3 Radiation-Induced Xerostomia (RIX):

●	Initiated a Phase 2 randomized, double-blind, placebo-controlled study in June 2023 with participants currently being enrolled and dosed across multiple sites in the U.S. and Canada.
●	Results from AQUAx Phase 1 open-label, dose-escalation study of gene therapy with AAV2-hAQP1 as a treatment for RIX and parotid gland hypofunction presented at European Society of Gene and Cell Therapy (ESGCT) 2023 Annual Congress on October 26, 2023.

AAV-GAD for the Treatment of Parkinson’s Disease:

●	We are dosing patients in the AAV-GAD clinical trial under a new IND with material manufactured from our cGMP facility in London, United Kingdom using our proprietary production process.
●	The AAV-GAD trial is a three-arm randomized Phase 1 clinical bridging study with subjects randomized to sham control or one of two doses of AAV-GAD.
●	The objective of the AAV-GAD trial (NCT05603312) is to evaluate the safety and tolerability of AAV-GAD when delivered to the subthalamic nucleus (STN) of patients with Parkinson's disease.
●	Completion of enrollment is anticipated in the fourth quarter of 2023.

ESGCT 2023 Annual Congress:

Amyotrophic Lateral Sclerosis (ALS) and Frontotemporal Dementia (FTD) Program Oral Presentation:

●	Presented preclinical efficacy of AAV-hUPF1 with an optimized vector genome and novel CNS capsid: Gene Therapy for ALS and FTD.

Poster Presentations:

●	Presented eight posters, including Riboswitch Gene Regulation Platform:
o	RiboCAR-T cell activity can be precisely tuned and “remotely” controlled to improve the efficacy, durability, and safety of CAR-T cell therapy.
o	T cells with RiboCAR showed delayed exhaustion during expansion in the absence of small molecule inducer and enhanced target cell-stimulated T cell activation and anti-cancer cytotoxicity in the presence of small molecule inducer when compared with T cells constitutively expressing CAR.

Wholly-Owned Gene Therapy Manufacturing Facility in Shannon, Ireland Received 2nd Commercial MIA Authorization for QC Testing:

●	Our QC facility in Shannon, Ireland performs advanced biochemical quality control testing for release and stability testing for our programs and our partner’s programs.
●	Unique in its scale and integrated capabilities and stretching over 150,000 square feet, our GMP Shannon facility is Ireland’s first commercial-scale gene therapy manufacturing site and contains facilities for flexible and scalable viral vector production for clinical and commercial supply as well as a facility for plasmid DNA production in addition to the GMP licensed QC facility.

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

We have incurred, and expect to continue to incur, increased expenses associated with being a public company, including costs of accounting, audit, legal, regulatory and tax-related services associated with maintaining compliance with Nasdaq and SEC requirements; director and officer insurance costs; and investor and public relations costs.

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

Research and development activities are central to our business model. As contemplated by our Collaboration Agreement with Janssen, we are transferring sponsorship of the bota-vec program to Janssen on a country-by-country basis, and Janssen will become the sponsor of the ongoing Phase 3 LUMEOS clinical trial of bota-vec in the applicable countries where we are conducting the study upon receipt of local regulatory approval.  In connection with the sponsorship transfer, Janssen will begin paying certain of the expenses relating to the bota-vec program directly to the applicable vendors, clinical sites and other service providers during the fourth quarter of 2023.  As a result, we expect our research and development expenses and Janssen’s reimbursement of such expenses with respect to the bota-vec program to decrease over the course of the next year. In addition, we expect to continue incurring increasing research and development costs associated with our clinical activities for AAV-hAQP1 for the treatment of radiation-induced xerostomia and xerostomia associated with Sjogren’s syndrome, as well as for AAV-GAD for the treatment of Parkinson’s disease.

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

Results of Operations

Comparison of Three Months Ended September 30, 2023 and 2022

	2023	2022	Change

	(in thousands)
License revenue - related party	$5,103	$4,816	$287
Operating expenses:
General and administrative	10,009	10,762	(753)
Research and development	27,856	16,862	10,994
Total operating expenses	37,865	27,624	10,241
Loss from operations	(32,762)	(22,808)	(9,954)
Other non-operating income (expense)
Foreign currency loss	(8,677)	(12,838)	4,161
Interest income	523	288	235
Interest expense	(3,381)	(1,892)	(1,489)
Fair value adjustments	—	(34)	34
Net loss	$(44,297)	$(37,284)	$(7,013)

License Revenue

License revenue was $5.1 million for the three months ended September 30, 2023, compared to $4.8 million for the three months ended September 30, 2022. This increase represents increased amortization of the $100.0 million upfront payment as well as increased amortization of the $30.0 million milestone payment received in connection with the Collaboration Agreement.

General and Administrative Expenses

General and administrative expenses were $10.0 million for the three months ended September 30, 2023, compared to $10.8 million for the three months ended September 30, 2022. The decrease of $0.8 million was primarily due to a decrease of $0.6 million in consulting fees, $0.3 million in insurance costs, $0.1 million in legal and accounting fees and an employee retention tax credit of $0.7 million. These decreases were partially offset by an increase of $0.3 million in payroll and payroll-related costs, $0.3 million in share-based compensation and $0.3 million in other office related costs.

Research and Development Expenses

Research and development expenses for the three months ended September 30, 2023 and 2022 were as follows (in thousands):

	For The Three Months Ended September 30,
	2023	2022	Change
Clinical Programs
Botaretigene sparoparvovec	$9,018	$14,044	$(5,026)
AAV-hAQP1	3,527	3,697	(170)
AAV-CNGB3 / AAV-CNGA3	857	366	491
AAV-GAD	1,483	1,423	60
AAV-RPE65	—	250	(250)
Manufacturing	21,095	3,131	17,964
Preclinical Programs
Gene regulation	2,071	2,430	(359)
Neurodegenerative diseases	508	1,039	(531)
Preclinical ocular diseases	137	6,019	(5,882)
Other research and development expenses	5,330	8,478	(3,148)
Gross research and development expenses	44,026	40,877	3,149
Collaboration Agreement reimbursement	(16,170)	(24,015)	7,845
Total research and development expenses	$27,856	$16,862	$10,994

Clinical program expenses represent the direct costs for each clinical trial plus the cost of the clinical trial material charged from the manufacturing costs.

Manufacturing expenses represent the costs to manufacture clinical trial material, including payroll, facilities, manufacturing supplies, raw materials, quality control and quality assurance. Upon completion of the manufacture of a batch of clinical trial material, the standard cost of manufacturing the batch of clinical trial material is charged to the clinical programs. A year to date true-up of the standard batch cost will be reflected in the fourth quarter.

Preclinical program expenses represent the direct costs for each group of preclinical programs.

Other research and development expenses represent costs that are not allocated to a specific clinical or preclinical program, such as payroll and payroll related costs, share-based compensation, travel, rent and facilities costs, depreciation and other non-program specific expenses.

Research and development expenses for the three months ended September 30, 2023 were $27.9 million, compared to $16.9 million for the three months ended September 30, 2022. The increase of $11.0 million was primarily due to an increase of $18.0 million of manufacturing costs primarily due to a decrease in the number of batches of clinical trial material produced during the three months ended September 30, 2023 compared to the three months ended September 30, 2022 which were charged to the clinical programs and a decrease of $7.8 million in research funding provided under our Collaboration Agreement with Janssen. These increases were partially offset by decreases of $6.8 million in expenses related to our preclinical programs primarily related to preclinical ocular diseases, $4.9 million in clinical trial expenses primarily due to a decrease in the number of batches of clinical trial material produced in the three months ended September 30, 2023 compared to the three months ended September 30, 2022 and $3.1 million in other research and development costs primarily related to an increase in the estimated research and development tax credit refund in the three months ended September 30, 2023 compared to a reduction in the three months ended September 30, 2022.

Foreign Currency Loss

Foreign currency loss was $8.7 million for the three months ended September 30, 2023 compared to a loss of $12.8 million for the three months ended September 30, 2022. The unrealized losses were a result of a strengthening of the U.S. dollar against the pound sterling and euro as it relates to the quarterly valuation of our intercompany payables and receivables. The decrease in the loss of $4.2 million was primarily due to a smaller fluctuation in exchange rates during the three months ended September 30, 2023 compared to the three months ended September 30, 2022.

Interest Income

Interest income was $0.5 million for the three months ended September 30, 2023 compared to $0.3 million for the three months ended September 30, 2022. The increase of $0.2 million was due to a higher interest rate during 2023.

Interest Expense

Interest expense was $3.4 million for the three months ended September 30, 2023 compared to $1.9 million for the three months ended September 30, 2022. The increase of $1.5 million was primarily due to the interest expense and amortization of the debt discount in connection with the debt financing described in Note 9 to our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q. Three months of interest was recorded during the three months ended September 30, 2023 compared to two months of interest recorded during the three months ended September 30, 2022, as the debt financing agreement was entered into on August 2, 2022.

Comparison of Nine Months Ended September 30, 2023 and 2022

	2023	2022	Change

	(in thousands)
License revenue - related party	$11,977	$21,208	$(9,231)
Operating expenses:
General and administrative	35,169	32,548	2,621
Research and development	70,115	63,960	6,155
Total operating expenses	105,284	96,508	8,776
Loss from operations	(93,307)	(75,300)	(18,007)
Other non-operating income (expense)
Foreign currency loss	(2,915)	(25,911)	22,996
Interest income	1,723	345	1,378
Interest expense	(9,796)	(2,051)	(7,745)
Fair value adjustments	53	615	(562)
Net loss	$(104,242)	$(102,302)	$(1,940)

License Revenue

License revenue was $12.0 million for the nine months ended September 30, 2023, compared to $21.2 million for the nine months ended September 30, 2022. The decrease of $9.2 million represents decreased amortization of the $100.0 million upfront payment as well as decreased amortization of the $30.0 million milestone payment received in connection with the Collaboration Agreement.

General and Administrative Expenses

General and administrative expenses were $35.2 million for the nine months ended September 30, 2023, compared to $32.5 million for the nine months ended September 30, 2022. The increase of $2.6 million was primarily due to an increase of $3.0 million in legal and accounting fees, $1.1 million in payroll and payroll-related cost, $0.6 million in other office related costs, $0.1 million in share-based compensation and $0.1 million in rent and facilities costs. These increases were partially offset by decreases of $1.0 million in insurance costs, $0.4 million in consulting fees, $0.2 million in depreciation and an employee retention tax credit of $0.7 million.

Research and Development Expenses

Research and development expenses for the nine months ended September 30, 2023 and 2022 were as follows (in thousands):

	For The Nine Months Ended September 30,
	2023	2022	Change
Clinical Programs
Botaretigene sparoparvovec	$31,823	$27,596	$4,227
AAV-hAQP1	7,416	7,676	(260)
AAV-CNGB3 / AAV-CNGA3	1,854	6,022	(4,168)
AAV-GAD	3,765	10,287	(6,522)
AAV-RPE65	—	2,826	(2,826)
Manufacturing	56,322	17,089	39,233
Preclinical Programs
Gene regulation	5,813	8,951	(3,138)
Neurodegenerative diseases	1,900	2,455	(555)
Preclinical ocular diseases	2,277	10,801	(8,524)
Other research and development expenses	19,542	23,764	(4,222)
Gross research and development expenses	130,712	117,467	13,245
Collaboration Agreement reimbursement	(60,597)	(53,507)	(7,090)
Research and development expenses	$70,115	$63,960	$6,155

Clinical program expenses represent the direct costs for each clinical trial plus the cost of the clinical trial material charged from the manufacturing costs.

Manufacturing expenses represent the costs to manufacture clinical trial material, including payroll, facilities, manufacturing supplies, raw materials, quality control and quality assurance. Upon completion of the manufacture of a batch of clinical trial material, the standard cost of manufacturing the batch of clinical trial material is charged to the clinical programs. A year to date true-up of the standard batch cost will be reflected in the fourth quarter.

Preclinical program expenses represent the direct costs for each group of preclinical programs.

Other research and development expenses represent costs that are not allocated to a specific clinical or preclinical program, such as payroll and payroll related costs, share-based compensation, travel, rent and facilities costs, depreciation and other non-program specific expenses.

Research and development expenses for the nine months ended September 30, 2023 were $70.1 million, compared to $64.0 million for the nine months ended September 30, 2022. The increase of $6.2 million was primarily due to an increase of $39.2 million of manufacturing costs primarily due to a decrease in the number of batches of clinical trial material produced during the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 which were charged to the clinical programs. These increases were partially offset by decreases of $12.2 million in expenses related to our preclinical programs primarily related to preclinical ocular diseases and timing of expenses in our gene regulation program, $9.5 million in clinical trial expenses primarily due to a decrease in the number of batches of clinical trial material produced in the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, and $4.2 million in other research and development expenses primarily due to a decrease in share-based compensation and an increase in the estimated research and development tax credit refund in the nine months ended September 30, 2023 compared to a reduction in the nine months ended September 30, 2022, as well as an increase of $7.1 million in research funding provided under our Collaboration Agreement with Janssen.

Foreign Currency Loss

Foreign currency loss was $2.9 million for the nine months ended September 30, 2023 compared to a loss of $25.9 million for the nine months ended September 30, 2022. The unrealized losses were a result of a strengthening of the U.S. dollar against the pound sterling and euro as it relates to the valuation of our intercompany payables and receivables. The decrease in the loss of $23.0 million was primarily due to a smaller fluctuation in exchange rates during the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022.

Interest Income

Interest income was $1.7 million for the nine months ended September 30, 2023 compared to $0.3 million for the nine months ended September 30, 2022. The increase of $1.4 million was due to a higher interest rate during 2023.

Interest Expense

Interest expense was $9.8 million for the nine months ended September 30, 2023 compared to $2.1 million for the nine months ended September 30, 2022. The increase of $7.7 million was primarily due to the interest expense and amortization of the debt discount in connection with the debt financing described in Note 9 to our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q. Nine months of interest was recorded during the nine months ended September 30, 2023 compared to two months of interest recorded during the nine months ended September 30, 2022, as the debt financing agreement was entered into on August 2, 2022.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses. For the nine months ended September 30, 2023, we used $90.8 million in cash flows from operations. We did not generate positive cash flows from operations during the period and there are no assurances that we will generate positive cash flows in the future. Additionally, there are no assurances that we will be successful in obtaining an adequate level of financing for the development and commercialization of our product candidates or that any other strategic opportunities we are pursuing in respect of our assets, or that we may evaluate in the future, will provide sufficient capital. We expect to incur significant expenses and operating losses for the foreseeable future as we advance the preclinical and clinical development of our product candidates. We expect that our research and development and general and administrative costs will increase in connection with conducting preclinical studies and clinical trials for our product candidates, building out internal capacity to have products manufactured to support preclinical studies and clinical trials, expanding our intellectual property portfolio, and providing general and administrative support for our operations. As a result of these incurred and expected costs, we will need additional capital to fund our operations, which we may obtain from additional equity or debt financings, collaborations, licensing arrangements, or other sources.

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

Based on our current cash and cash equivalents and accounts receivable – related party at September 30, 2023 and the research funding we expect to receive under the Collaboration Agreement, together with the proceeds from the Sanofi Private Placement, we estimate that we will be able to fund our operating expenses and capital expenditure requirements into mid-2025. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect.

Cash Flows

As of September 30, 2023, we had $64.4 million of cash, cash equivalents and restricted cash.

The following table summarizes our sources and uses of cash, cash equivalents and restricted cash for the period presented:

	For the Nine Months Ended September 30,
	2023	2022

	(in thousands)
Net cash used in operating activities	$(90,818)	$(56,831)
Net cash used in investing activities	(17,144)	(36,471)
Net cash provided by financing activities	56,312	70,367
Net decrease in cash, cash equivalents and restricted cash	$(51,650)	$(22,935)

Operating Activities

During the nine months ended September 30, 2023, our cash used in operating activities of $90.8 million was primarily due to a net loss of $104.2 million as we incurred expenses associated with research activities on our clinical programs, manufacturing of our clinical trial materials, preclinical research programs and general and administrative expenses. The net loss included non-cash charges of $34.3 million, which consisted primarily of $20.8 million of share-based compensation, $2.9 million of a foreign currency loss, $9.8 million of depreciation and amortization and $0.8 million of amortization of debt discount.  Additionally, operating assets, consisting of accounts receivable-related party, prepaid expenses, tax incentive receivable and other current assets, increased by $0.4 million and operating liabilities, consisting of accounts payable, accrued expenses and deferred revenue – related party, decreased by $20.5 million.

During the nine months ended September 30, 2022, our cash used in operating activities of $56.8 million was primarily due to a net loss of $102.3 million as we incurred expenses associated with research activities on our clinical programs, manufacturing of our clinical trial materials, preclinical research programs and general and administrative expenses. The net loss included non-cash charges of $53.5 million, which consisted primarily of $21.8 million of share-based compensation, $25.9 million of a foreign currency loss and $6.4 million of depreciation and amortization, which was partially offset by a decrease of $0.6 million of a fair value adjustment. Additionally, operating assets, consisting of accounts receivable-related party, prepaid expenses, tax incentive receivable, other current assets and other assets, decreased by $2.0 million and operating liabilities, consisting of accounts payable, accrued expenses, other current liabilities and deferred revenue – related party, decreased by $10.0 million.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2023 of $17.1 million consisted of purchases of property and equipment for our manufacturing, laboratory and process development facilities and buildout costs of our new facilities.

Net cash used in investing activities for the nine months ended September 30, 2022 of $36.5 million consisted of purchases of property and equipment for our manufacturing, laboratory and process development facilities and buildout costs of our new facilities.

Financing Activities

Net cash provided by financing activities was $56.3 million for the nine months ended September 30, 2023, which consisted of $57.8 million net proceeds raised from the May 2023 private placement share issuance and the payment of $1.5 million to cover tax withholding obligations upon the vesting of restricted share unit awards.

Net cash provided by financing activities was $70.4 million for the nine months ended September 30, 2022, which consisted primarily of $73.0 million from the net proceeds from the debt financing, and $0.2 million in proceeds from the exercise of share options, which was partially offset by the payment of $2.8 million to cover tax withholding obligations upon the vesting of restricted share unit awards.

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

Foreign Currency Exchange Risk

We currently operate in the United States, the United Kingdom, the Netherlands, Ireland and Belgium. Our activities in these countries expose us to currency exchange rate fluctuations, primarily between the U.S. Dollar and the British pound sterling and euro. When the U.S. Dollar strengthens against these currencies, the U.S. Dollar value of non-U.S. Dollar based losses increases. To the extent that our international activities recorded in local currencies increase in the future, our exposure to fluctuations in currency exchange rates will correspondingly increase. As of September 30, 2023, we did not hold any foreign currency forward contracts. With respect to our foreign currency exposures as of September 30, 2023, we estimate a 10% unfavorable movement in foreign currency exchange rates would have the effect of creating an additional foreign currency loss of approximately $29.0 million within other non-operating income (expense) for the nine months ended September 30, 2023.

Interest Rate Risk

We are exposed to market risk as a result of changes in interest rates applicable to borrowings under our Note Purchase Agreement. Borrowings under the Note Purchase Agreement bear interest at a fluctuating rate per annum equal to 10.00% plus the secured overnight financing rate (“SOFR”) administered by the Federal Reserve Bank of New York for a one-month tenor, subject to a 1.00% floor. See Note 9 to our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q. We may use interest rate cap derivatives, interest rate swaps or other interest rate hedging instruments to economically hedge and manage interest rate risk with respect to our variable floating rate debt. As of September 30, 2023, the annual interest rate was 15.12% and the outstanding balance of the term loan was $75.0 million. Assuming no change in the outstanding borrowings under the Note Purchase Agreement, we estimate that a hypothetical 1% increase in the SOFR would increase our annual interest expense by approximately $0.8 million as of September 30, 2023.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are a clinical stage company with limited operating history. We were formed and began operations in 2015. We have never been profitable and do not expect to be profitable in the foreseeable future. We have incurred net losses since inception, including net losses of approximately $104.2 million and $102.3 million for the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023, we had an accumulated deficit of approximately $574.4 million. Since our inception, we have devoted substantially all of our resources to developing our technology platform, establishing our viral vector manufacturing facilities and plasmid and DNA production facility, developing manufacturing processes, advancing the product candidates in our ophthalmology, salivary gland and neurodegenerative disease programs, research and development activities, building our intellectual property portfolio, organizing and staffing our company, developing our business plans, raising capital, securing debt financing and providing general and administrative support for these operations. We have not yet demonstrated an ability to successfully complete large-scale, pivotal clinical trials, obtain marketing approval, manufacture product at a commercial scale, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Given the length of time typically needed to develop a new drug from the time it enters Phase 1 clinical trials to when it is approved for treating patients, predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing genetic medicine products.

We expect to continue to incur significant expenses and additional operating losses for the foreseeable future as we seek to advance product candidates through preclinical and clinical development, expand our research, development and manufacturing activities, develop new product candidates, build and expand our intellectual product portfolio, complete clinical trials, seek regulatory approval and, if we receive regulatory approval, commercialize our products. Furthermore, the costs of advancing product candidates into each succeeding clinical phase tend to increase substantially over time, including the research and development costs associated with our clinical activities for AAV-hAQP1 for the treatment of radiation-induced xerostomia and xerostomia associated with Sjogren’s syndrome, as well as for AAV-GAD for the treatment of Parkinson’s disease. We have also incurred substantial costs from the ongoing Phase 3 LUMEOS clinical trial of bota-vec for the treatment of patients with XLRP, although most of these costs were offset by the research funding we received from Janssen under the Collaboration Agreement.  As contemplated by the Collaboration Agreement, we are transferring sponsorship of the bota-vec program to Janssen on a country-by-country basis, and Janssen will become the sponsor of the ongoing Phase 3 LUMEOS clinical trial of bota-vec in the applicable countries where we are conducting the study upon receipt of local regulatory approval.  In connection with the sponsorship transfer, Janssen will begin paying certain of the expenses relating to the bota-vec program directly to the applicable vendors, clinical sites and other service providers during the fourth quarter of 2023.  As a result, we expect our research and development expenses and Janssen’s reimbursement of such expenses with respect to the bota-vec program to decrease over the course of the next year.

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

Our operations have consumed significant amounts of cash since inception. As of September 30, 2023, our cash and cash equivalents were $63.4 million. In addition, we expect to receive $22.4 million in receivables from Janssen in connection with the Collaboration Agreement. Based on our cash and cash equivalents at September 30, 2023 and the research funding we expect to receive under the Collaboration Agreement, together with the proceeds from the Sanofi Private Placement, we estimate that such funds will be sufficient to enable us to fund our operating expenses and capital expenditure requirements into mid-2025. This estimate is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances could cause us to spend more than expected or consume capital significantly faster than we currently anticipate, such as inflation or other factors that may significantly increase our business costs. Because the length of time and activities associated with successful development of our product candidates is uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:

●	the progress, timing, costs and results of our ongoing clinical development for our X-linked retinitis pigmentosa product candidate, bota-vec, including the ongoing Phase 3 LUMEOS clinical trial of bota-vec for the treatment of patients with XLRP, for our CNGB3 achromatopsia gene therapy product candidate, AAV-CNGB3, for our CNGA3 achromatopsia gene therapy product candidate, AAV-CNGA3, for our RPE65-associated retinal dystrophy product candidate, AAV-RPE65, and to continue to conduct our ongoing natural history studies for inherited retinal diseases, or IRDs;
●	the progress, timing, costs and results of our clinical development for our radiation-induced xerostomia product candidate, AAV-hAQP1, and for our product candidate for the treatment of Parkinson’s disease, AAV-GAD;
●	the development of our product candidate for the treatment of ALS, AAV-UPF1, for our product candidate for the treatment of xerostomia associated with Sjogren’s syndrome, AAV-hAQP1, and our product candidate for the treatment of neovascular age related macular degeneration, or wet AMD;
●	the development of potentially transformative gene regulation technology designed to precisely and specifically control gene therapy expression levels via dose-response to orally delivered small molecules;
●	continuing our current research programs and our preclinical development of product candidates from our current research programs;
●	seeking to identify, assess, acquire and/or develop additional research programs and additional product candidates;
●	the preclinical testing and clinical trials for any product candidates we identify and develop;
●	the outcome, timing and cost of meeting regulatory requirements established by the FDA, MHRA, EMA and other regulatory authorities;
●	the cost of expanding and protecting our intellectual property portfolio, including filing, prosecuting, defending and enforcing our patent claims and other intellectual property rights;
●	the cost of defending potential intellectual property disputes, including patent infringement actions brought by third parties against us or any of our product candidates;
●	the effect of competing technological and market developments;
●	the cost of further developing and scaling our manufacturing facilities and processes;
●	the cost and timing of completion of commercial-scale manufacturing facilities and activities;
●	the cost of making royalty, milestone or other payments under current and any future in-license agreements;
●	our ability to establish and maintain strategic collaborations, licensing or other agreements and the financial terms of such agreements;
●	the extent to which we in-license or acquire rights to other products, product candidates and technologies;

●	the cost of establishing sales, marketing and distribution capabilities for our product candidates in regions where we choose to commercialize our products; and
●	the initiation, progress, timing and results of our commercialization of our product candidates, if approved for commercial sale.

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

On August 2, 2022, we, as borrower, and our wholly-owned subsidiaries MeiraGTx UK II Limited and MeiraGTx Ireland DAC, as guarantors (the “Subsidiary Guarantors”), entered into a senior secured financing arrangement (the “Financing Agreement”) by and among us, the Subsidiary Guarantors, the lenders and other parties from time to time party thereto and Perceptive Credit Holdings III, LP, as administrative agent and lender (“Perceptive”). On December 19, 2022, the Financing Agreement was converted to a note purchase agreement (as converted, the “Note Purchase Agreement”) between the same parties and under substantially the same terms and conditions as the Financing Agreement, subject to certain customary note constitution terms. On August 10, 2023, the same parties entered into a Consent and Amendment to Amended and Restated Note Purchase Agreement and Guaranty (the “Consent and Amendment”), which amends the Note Purchase Agreement. The Note Purchase Agreement provides for an initial $75 million notes issuance (the “Tranche 1 Notes”). Pursuant to the Consent and Amendment, we may request in our sole discretion, and Perceptive has agreed to subscribe to purchase upon such request, an additional $25.0 million notes issuance (the “Tranche 2 Notes”, together with the Tranche 1 Notes, the “Notes”) at any time before August 2, 2024 subject to the terms of the Note Purchase Agreement. Previously, the Company’s request for issuance of the Tranche 2 Notes was to be determined at Perceptive’s sole discretion. The Notes incur interest, subject to certain provisions therein, at a fluctuating rate per annum equal to 10.00% plus the secured overnight financing rate administered by the Federal Reserve Bank of New York for a one-month tenor, subject to a 1.00% floor. The Note Purchase Agreement matures on August 2, 2026 and is interest-only during the term. The Note Purchase Agreement also contains various restrictions and covenants, including, among other things, covenants regarding the incurrence of additional indebtedness, limitations on liens, limitations on certain investments, limitations on making distributions, dividends and other payments, mergers, consolidations and acquisitions, dispositions of assets, maintenance of at least $3.0 million in a U.S. bank account, transactions with affiliates, changes to governing documents, changes to certain agreements and leases and changes in control. Our obligations under the Note Purchase Agreement are secured by our London, United Kingdom, or UK, and Shannon, Ireland manufacturing facilities, $3.0 million of our cash and the bank accounts of the Subsidiary Guarantors, and the issued and outstanding equity interests of the Subsidiary Guarantors.

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

Our review of potential strategic transactions may not result in an executed or consummated transaction or other strategic alternative and may not result in anticipated benefits to us or our shareholders, and the process of reviewing strategic transactions or its conclusion could be disruptive and distracting to our business operations and management.

In October 2023, we announced that we had been approached by multiple parties with strategic interest in certain of our assets, and that we actively pursuing these options. We have, and may continue to, opportunistically identify and evaluate strategic opportunities regarding our assets. There can be no assurance that we will be successful in our efforts to pursue or advance such options, or identify similar opportunities, or that any potential transaction would be consummated or, if consummated, will provide the anticipated benefits to us or otherwise enhance shareholder value. Any such potential transaction would be dependent upon a number of factors beyond our control, including, without limitation, market conditions, industry trends, the interest of third parties in our assets and whether the terms of any strategic transaction would be acceptable to us. The process of reviewing potential strategic alternatives is time consuming and may be distracting and disruptive to our business operations and long-term planning, which may cause concern to our current or potential customers, employees, investors, strategic partners and other constituencies and may have a material impact on our business and operating results or result in increased volatility in our share price.

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

It is currently unclear to what extent the UK will seek to align its regulations with the EU. The UK regulatory framework in relation to clinical trials is derived from existing EU legislation (as implemented into UK law, through secondary legislation). On January 17, 2022, the MHRA launched an eight-week consultation on reframing the UK legislation for clinical trials, with specific aims to streamline clinical trials approvals, enable innovation, enhance clinical trials transparency, enable greater risk proportionality, and promote patient and public involvement in clinical trials. The MHRA published its consultation outcome on March 21, 2023 in which it confirmed that it would update the existing legislation. The resulting legislative changes, which are yet to be published, will ultimately determine the extent to which the UK regulations align with the (EU) CTR. Under the terms of the Protocol on Ireland and Northern Ireland, provisions of the (EU) CTR which relate to the manufacture and import of investigational medicinal products and auxiliary medicinal products currently apply in Northern Ireland. A decision by the UK not to closely align its regulations with the new approach adopted in the EU may have an effect on the cost of conducting clinical trials in the UK as opposed to other countries.

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

In addition to our existing manufacturing facility in London, United Kingdom, we may lease, operate, purchase, or construct additional facilities to conduct expanded manufacturing or other related activities in the future. In January 2021, we completed the acquisition of our second, large scale cGMP viral vector manufacturing facility and our first cGMP plasmid and DNA production facility in Shannon, Ireland. Expanding our manufacturing capacity to produce the preclinical, clinical and commercial supply of our products and their components will require completing our new facilities in Ireland, substantial additional expenditures, time, and various regulatory approvals and permits, as well as hiring, training and retaining employees and managerial personnel to staff our manufacturing and supply chain operations. Start-up costs can be large and may exceed our expectations, and scale-up entails significant risks related to process development and manufacturing yields. In addition, we may face difficulties or delays in developing or acquiring the necessary production equipment and technology to manufacture sufficient quantities of our product candidates for use in clinical trials and, should they be approved, to supply the commercial market at reasonable costs and in compliance with applicable regulatory requirements. We may not successfully expand or establish sufficient manufacturing capabilities or manufacture our products economically or in compliance with cGMP and other regulatory requirements, and we and our collaborators may not be able to build or procure additional capacity in the required timeframe to meet the requirements of our clinical programs or to meet potential commercial demand for our product candidates. This could also delay or require us to discontinue one or more of our clinical development programs or could interfere with our efforts to successfully commercialize our products. As a result, our business, prospects, operating results, and financial condition could be materially harmed.

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

The time required to obtain approval by the FDA, MHRA, European Commission and other regulatory authorities is unpredictable but typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions. For instance, the EU pharmaceutical legislation is currently undergoing a complete review process, in the context of the Pharmaceutical Strategy for Europe initiative, launched by the European Commission in November 2020. The European Commission’s proposal for revision of several legislative instruments related to medicinal products (potentially reducing the duration of regulatory exclusivity, eligibility for expedited pathways, etc.) was published on April 26, 2023. In October 2023, the European Parliament published draft reports proposing amendments to the legislative proposals, which will be debated by the European Parliament. The European Council may also propose amendments to the proposals. The proposed revisions remain to be agreed and adopted by the European Parliament and European Council (not expected before 2025) and may have a significant impact on the pharmaceutical industry in the long term.

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

Among other requirements, the GDPR regulates transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the U.S. In July 2020, the Court of Justice of the European Union, or CJEU, limited how organizations could lawfully transfer personal data from the EEA to the U.S. by invalidating the Privacy Shield for purposes of international transfers and imposing further restrictions on the use of standard contractual clauses (a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism, and potential alternative to the Privacy Shield), or SCCs. On October 7, 2022, President Biden signed an Executive Order on ‘Enhancing Safeguards for United States Intelligence Activities’ which introduced new redress mechanisms and binding safeguards to address the concerns raised by the CJEU in relation to data transfers from the EEA to the United States and which formed the basis of the new EU-US Data Privacy Framework (“DPF”), as released on December 13, 2022. The European Commission adopted its Adequacy Decision in relation to the DPF on July 10, 2023, rendering the DPF effective as an EU GDPR transfer mechanism to U.S. entities self-certified under the DPF. European court and regulatory decisions subsequent to the CJEU decision of July 2020 have taken a restrictive approach to international data transfers. We expect the existing legal complexity and uncertainty regarding international personal data transfers to continue. In particular, we expect the DPF Adequacy Decision to be challenged and international transfers to the United States and to other jurisdictions more generally to continue to be subject to enhanced scrutiny by regulators. As supervisory authorities issue further guidance on personal data export mechanisms, including circumstances where the SCCs cannot be used, and/or start taking enforcement action, we could suffer additional costs, complaints and/or regulatory investigations or fines. If, owing to the restriction or perceived restriction of personal data transfers, we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results.

Further, we are subject to the UK data protection regime, which imposes separate but similar obligations to those under the GDPR and comparable penalties, including fines of up to £17.5 million or 4% of a noncompliant company’s global annual revenue for the preceding financial year, whichever is greater. On October 12, 2023, the UK Extension to the DPF came into effect (as approved by the UK Government), as a UK GDPR data transfer mechanism to U.S. entities self-certified under the UK Extension to the DPF. As we continue to expand into other foreign countries and jurisdictions, we may be subject to additional laws and regulations that may affect how we conduct business.

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

We have entered into collaboration agreements with third parties for the development and commercialization of our product candidates, including our Collaboration Agreement with Janssen for the development and commercialization of AAV-CNGB3, AAV-CNGA3 and bota-vec. We have also entered into a manufacturing research collaboration agreement with Janssen to further develop processes for manufacturing AAV viral vectors. In addition, in October 2023 as part of the Sanofi Private Placement, we provided Sanofi and its affiliates with a right of first negotiation for use of our Riboswitch gene regulation technology for certain Immunology and Inflammation (I&I), including modulation of IL-4 and IL-13, and Central Nervous System (CNS) targets, as well as for GLP-1 and other gut peptides for metabolic disease, and for our Phase 2 xerostomia program. We may seek additional collaborative relationships in the future. Failure to obtain a collaborative relationship for our product candidates may significantly impair their commercial potential. We also may need to enter into collaborative relationships to provide funding to support our other research and development programs. The process of establishing and maintaining collaborative relationships is difficult, time-consuming and involves significant uncertainty, such as:

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

As of September 30, 2023, we had 407 employees. If we seek to expand our organization, we may have difficulty identifying, hiring and integrating new personnel. Future growth would impose significant additional responsibilities on our management, including the need to identify, recruit, maintain, motivate and integrate additional employees, consultants and contractors. Also, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities or strategic opportunities related to our assets, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If our management is unable to effectively manage our expected growth, our expenses may increase more than expected, our potential ability to generate revenue could be reduced and we may not be able to implement our business strategy. Many of the biotechnology companies that we compete against for qualified personnel and consultants have greater financial and other resources, different risk profiles and a longer history in the industry than we do. If we are unable to continue to attract and retain high-quality personnel and consultants, the rate and success at which we can discover and develop product candidates and operate our business will be limited.

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

Our employees and independent contractors, including consultants, vendors, and any third parties we may engage in connection with development and commercialization, may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements, which could harm our business.

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

Following a national referendum and enactment of legislation by the government of the UK, the UK formally withdrew from the EU on January 31, 2020, commonly referred to as “Brexit”. Since the end of the Brexit transition period on January 1, 2021, Great Britain (England, Scotland and Wales) has not been directly subject to EU laws, however under the terms of the Protocol on Ireland and Northern Ireland, EU laws have generally applied to Northern Ireland. On February 27, 2023, the UK Government and the European Commission reached a political agreement on the “Windsor Agreement” which revises the Protocol on Ireland and Northern Ireland in order to address some of the perceived shortcomings in its operation. Under the changes, Northern Ireland is to be reintegrated under the regulatory authority of the MHRA with respect to medicinal products. These changes will commence on January 1, 2025. There could be additional uncertainty and risk around what these changes will mean to our business.

More generally, it is currently unclear to what extent the UK Government will seek to align its regulations with the EU. The EU laws that have been transposed into UK law through secondary legislation remain applicable in Great Britain. However, new legislation such as the CTR is not applicable in Great Britain. Whilst the EU-UK Trade and Cooperation Agreement, or TCA, includes the mutual recognition of Good Manufacturing Practice, or GMP inspections of manufacturing facilities for medicinal products and GMP documents issued, it does not contain wholesale mutual recognition of UK and EU pharmaceutical regulations and product standards. There may be divergent local requirements in Great Britain from the EU in the future, which may impact clinical and development activities that occur in the UK in the future. Similarly, clinical trial submissions in the UK cannot be bundled with those of EU member states within the EMA Clinical Trial Information System, or CTIS, adding further complexity, cost and potential risk to future clinical and development activity in the UK.  Significant political and economic uncertainty remains about how much the relationship between the UK and EU will differ as a result of the UK’s withdrawal.

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

Companies established in Great Britain cannot use the centralized procedure and instead must follow one of the UK national authorization procedures or one of the remaining post-Brexit international cooperation procedures (such as the Access Consortium) to obtain an MA to market products in Great Britain. The MHRA may rely on a decision taken by the European Commission on the approval of a new (centralized procedure) MA when determining an application for a Great Britain MA (the EC Decision Reliance Procedure (ECDRP)); or use the MHRA’s mutual recognition or decentralized procedures (MRDCRP) which enable MAs approved in EU member states (or Iceland, Liechtenstein, Norway) to be granted in Great Britain. From January 1, 2024, the ECDRP will be replaced by the new International Recognition procedure (IRP) which will allow the MHRA to conduct targeted assessments by recognizing approvals from trusted partner agencies such as the European Commission. The MRDCRP will be incorporated under the umbrella of the IRP. Additionally, the ‘Unfettered Access Procedure’ enables an MA holder in Northern Ireland to seek recognition in Great Britain.

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

Our share price is likely to be volatile. The stock market in general and the market for smaller biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, you may not be able to sell your ordinary shares at or above your purchase price. The market price for our ordinary shares may be influenced by many factors, including:

●	the success of competitive products or technologies;

●	actual or expected changes in our growth rate relative to our competitors;

●	results of clinical trials of our product candidates or those of our competitors;

●	developments related to our existing or any future collaborations;

●	regulatory or legal developments in the United States and other countries;

●	development of new product candidates that may address our markets and make our product candidates less attractive;

●	changes in physician, hospital or healthcare provider practices that may make our product candidates less useful;

●	announcements by us, our partners or our competitors of significant acquisitions, strategic partnerships, joint ventures, collaborations or capital commitments;

●	the impact of any potential strategic transactions related to our assets;

●	developments or disputes concerning patent applications, issued patents or other proprietary rights;

●	the recruitment or departure of key personnel;

●	the level of expenses related to any of our product candidates or clinical development programs;

●	failure to meet or exceed financial estimates and projections of the investment community or that we provide to the public;

●	the results of our efforts to discover, develop, acquire or in-license additional product candidates or products;

●	actual or expected changes in estimates as to financial results, development timelines, recommendations by securities analysts or shifting investor perceptions;

●	variations in our financial results or those of companies that are perceived to be similar to us;

●	changes in the structure of healthcare payment systems;

●	market conditions in the pharmaceutical and biotechnology sectors;

●	general economic, industry and market conditions;

●	changes in accounting principles; and

●	the other factors described in this “Item 1A. Risk Factors” section and elsewhere in this Form 10-Q.

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

As of October 31, 2023, our executive officers, directors and shareholders who owned more than 5% of our outstanding ordinary shares and their respective affiliates, in the aggregate, hold ordinary shares representing approximately 58.9% of our outstanding ordinary shares. In addition, in connection with entering into the Financing Agreement, we issued to an affiliate of Perceptive Advisors, LLC, our largest shareholder that employs a director serving on our board, warrants to purchase an aggregate of 700,000 of our ordinary shares.

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

We have broad discretion in the application of any net proceeds we have received in the past or may receive in the future pursuant to existing or future equity and debt financings. Shareholders may not agree with our decisions, and our use of the proceeds and our existing cash and cash equivalents may not improve our results of operation or enhance the value of our ordinary shares. Our ability to apply certain proceeds may be restricted.  For example, the proceeds provided under our Note Purchase Agreement may be used for working capital and general corporate purposes. In addition, in October 2023, we announced a $30 million strategic investment by Sanofi through the purchase of 4.0 million ordinary shares at a price of $7.50 per share. Our failure to apply any such funds effectively could have a material adverse effect on our business, delay the development of our product candidates and cause the market price of our ordinary shares to decline. In addition, until the net proceeds are used, they may be placed in investments that do not produce significant income or that may lose value. Additionally, our existing cash and cash equivalents are subject to general credit, liquidity, market and interest rate risks, which have been and may, in the future, be exacerbated by a U.S. and/or global financial crises. We may realize losses in the fair value of certain of our investments or a complete loss of these investments if the credit markets tighten, which would have an adverse effect on our results of operations, liquidity and financial condition.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
10.1	Consent and Amendment to Amended and Restated Note Purchase Agreement and Guaranty, dated August 10, 2023, by and among MeiraGTx Holdings plc, as issuer, the subsidiary guarantors and noteholders from time to time party thereto, and Perceptive Credit Holdings III, LP, as administrative agent and noteholder.	8-K		10.1	8/10/23
10.2	Investment Agreement, dated October 30, 2023, by and among MeiraGTx Holdings plc, Sanofi Foreign Participations B.V. and Sanofi.	8-K		10.1	10/30/23
10.3	Registration Rights Agreement, dated October 30, 2023, by and between MeiraGTx Holdings plc and Sanofi Foreign Participations B.V.	8-K		10.2	10/30/23
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**
101.INS	Inline XBRL Instance Document					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (Formatted in Inline XBRL and contained in exhibit 101)					*

*     Filed herewith.

**   Furnished herewith.

#     Management contract or compensation plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MeiraGTx Holdings plc (Registrant)

Date: November 14, 2023	By:	/s/ Alexandria Forbes
Alexandria Forbes
Chief Executive Officer
(principal executive officer and authorized signatory)

Date: November 14, 2023	By:	/s/ Richard Giroux
Richard Giroux
Chief Financial Officer and Chief Operating Officer
(principal financial officer and principal accounting officer)