Form 10-K
period 2023-12-31
MeiraGTx Holdings plc
filed 2024-03-15
CIK 1735438

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2023, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the registrant’s ordinary shares held by non-affiliates of the registrant was approximately $259,944,229 (based upon the closing sale price of the registrant’s ordinary shares on that date on the Nasdaq Global Select Market).

As of March 7, 2024, the registrant had 64,217,166 ordinary shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to its 2024 annual shareholder meeting to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2023 are incorporated herein by reference in Part III of this Annual Report on Form 10-K.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (the “Form 10-K”) contains forward-looking statements that can involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Form 10-K, including, but not limited to, statements regarding our future results of operations and financial position, business strategy, financing, licensing and manufacturing arrangements, prospective products, development and timing of product candidates, timing of and expected success and efficacy of our product candidates, plans and objectives for future operations, expected future results of anticipated products and prospects, and plans and objectives of management are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

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

RISK FACTOR SUMMARY

We are providing the following summary of the principal risk factors contained in this Form 10-K to enhance the readability and accessibility of our risk factor disclosures. We encourage you to carefully review in their entirety the full risk factors set forth in the section of this Form 10-K captioned “Item 1A. Risk Factors” for additional information regarding the material factors that make an investment in our ordinary shares speculative or risky. These risks and uncertainties include, among others, the following:

●	We have incurred significant losses since inception and anticipate that we will incur continued losses for the foreseeable future, and may never achieve or maintain profitability.
●	There is no guarantee that we will receive in a timely fashion or at all the additional milestone payments contemplated under the Asset Purchase Agreement or the revenues associated with our manufacture of the commercial supply of the RPGR Product under the Supply Agreement.
●	We will require additional capital to fund our operations, which may not be available on acceptable terms, if at all.
●	We may not have sufficient cash flows or cash on hand to satisfy our debt obligations or covenants under our financing arrangements, or we may not be able to effectively manage our business in compliance with such covenants.
●	Our review of potential strategic transactions may not result in an executed or consummated transaction or other strategic alternative and may not result in anticipated benefits to us or our shareholders, and the process of reviewing strategic transactions or its conclusion could be disruptive and distracting to our business operations and management.
●	We are heavily dependent on the success of our product candidates, which are still in development, and if none of them receive regulatory approval or are successfully commercialized, our business may be harmed.
●	It is difficult to predict the time and cost of product candidate development on our novel gene therapy platform. Very few gene therapies have been approved in the United States or in Europe.
●	Because gene therapy is novel and the regulatory landscape that governs any product candidates we may develop is uncertain and may change, we cannot predict the time and cost of obtaining regulatory approval, if we receive it at all, for any product candidates we may develop.
●	Clinical trials are expensive, time-consuming, difficult to design and implement, and involve an uncertain outcome. Further, we may encounter substantial delays in our clinical trials.
●	The affected populations for our product candidates may be smaller than we or third parties currently project, which may affect the addressable markets for our product candidates.
●	We and our contract manufacturers for plasmid are subject to significant regulation with respect to manufacturing our products. Our manufacturing facilities and the third-party manufacturing facilities which we rely on may not continue to meet regulatory requirements and have limited capacity.
●	Enacted and future healthcare legislation may increase the difficulty and cost for us to obtain marketing approval of and commercialize our product candidates and may affect the prices we may set.

●	We are subject to regulation and other legal obligations relating to data privacy and protection. Compliance with these requirements is complex and costly. The actual or perceived failure to comply with such obligations could materially harm our business, results of operations, and financial condition..
●	We face significant competition in an environment of rapid technological change, and there is a possibility that our competitors may achieve regulatory approval before us or develop therapies that are safer or more advanced or effective than ours, which may harm our financial condition and our ability to successfully market or commercialize any product candidates we may develop.
●	We depend on proprietary technology licensed from others. If we lose our existing licenses or are unable to acquire or license additional proprietary rights from third parties, we may not be able to continue developing our product candidates.
●	If we are unable to obtain and maintain patent protection for our technology and product candidates or if the scope of the patent protection obtained is not sufficiently broad, we may not be able to compete effectively in our markets.
●	We may need to expand our organization, and we may experience difficulties in managing this growth, which could disrupt our operations.
●	Our future success depends on our ability to retain our key personnel and to attract, retain and motivate qualified personnel.

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

PART I

ITEM 1. BUSINESS

Overview

We are a vertically integrated, clinical-stage gene therapy company with a broad pipeline of late stage clinical programs supported by end-to-end manufacturing capabilities. We have an internally developed manufacturing platform process, internal plasmid production for good manufacturing practices, or GMP, two GMP viral vector production facilities as well as an in-house Quality Control hub for stability and release, all fit for Investigational New Drug application (IND) through commercial supply. We have core capabilities in viral vector design and optimization and a potentially transformative riboswitch gene regulation platform technology that allows for the precise, dose-responsive control of gene expression by oral small molecules. We are focusing the riboswitch platform on delivery of metabolic peptides including glucagon-like peptide-1 (GLP-1), glucose-dependent insulinotropic polypeptide (GIP), glucagon and peptide YY (PYY) using oral small molecules, as well as cell therapy for oncology and autoimmune diseases. Although initially focusing on the eye, central nervous system, and salivary gland, we have developed the technology to apply genetic medicine to more common diseases, increasing efficacy, addressing novel targets, and expanding access in some of the largest disease areas where the unmet need remains great.

We own and operate manufacturing facilities in London, United Kingdom and Shannon, Ireland that we expect can supply our current clinical and preclinical programs, as well as our third party supply obligations, through regulatory approval and, should they be approved, provide sufficient capacity for commercial production. Completed in early 2018 and designed to meet global regulatory requirements, including GMP, our 29,000 square foot flexible and scalable viral vector manufacturing facility in London, United Kingdom has two cell production suites, three independent viral vector production suites providing multi-product and multi-viral vector manufacturing capabilities and an integrated, flexible fill-and-finish suite. In May 2018, we were granted a license to manufacture gene therapy product candidates in our GMP compliant manufacturing facility by the United Kingdom’s Medicines and Healthcare products Regulatory Agency, or MHRA. The MHRA re-certified the facility in the second quarter of 2020.

Our second, large scale GMP viral vector manufacturing facility and our first GMP plasmid and DNA production facility in Shannon, Ireland, both of which are designed to meet GMP requirements, came online in 2022. The campus encompasses 150,000 square feet. It is the first commercial-scale gene therapy manufacturing site in Ireland and is unique in its scale and integrated capabilities. The site contains three facilities, one built to be flexible and scalable for viral vector production for clinical and commercial supply, in addition, a facility to manufacture plasmid DNA – the critical starting material for producing gene therapy products – and thirdly, a Quality Control (QC) hub performing advanced biochemical quality control testing for MeiraGTx clinical and commercial programs. In June 2023, we received a Manufacturer’s/Importer’s Authorization (MIA) for QC testing of commercial products in our GMP compliant manufacturing facility in Shannon from the Irish Health Products Regulatory Authority (“HRPA”). In September 2023, we received a second MIA from the HRPA for QC testing of investigational medicinal products. We believe that our second viral vector manufacturing facility and bringing GMP plasmid and DNA production in-house will provide greater flexibility and efficiency as we advance our product candidates through development, and should they be approved, commercial production.

We have also established a comprehensive platform designed for the efficient clinical development of the next generation of gene therapies and manufacturing in accordance with GMP requirements. We believe that our deep understanding of disease models informs our development of potency assays for the GMP production of our product candidates, and our experienced teams in viral vector design and optimization work closely with our process development team to design viral vectors and develop proprietary production cell lines for efficient scaling of manufacturing processes. Our wholly-owned facilities have now produced GMP clinical trial material for six different indications, using multiple AAV serotypes, including administration into the eye, salivary gland and central nervous system.

We have also developed a potentially transformative technology to precisely and specifically control gene expression levels via dose-response to orally delivered small molecules. This completely novel technology allows us to control the expression of any DNA sequence using a bespoke oral small molecule, circumventing the need for manufacturing of biologics outside the body or stabilization for long term activity. With this riboswitch platform, we can control the precise timing of production of any mRNA from any DNA sequence - and therefore regulate the protein or peptide produced within the body dependent on the dose of the chosen oral small molecule. The need for injection of stabilized drug product is replaced by an oral small molecule that can repeatedly activate mRNA production every time it is dosed. This platform opens a whole array of targets that are not currently druggable, particularly in the area of metabolism where many of the known peptide agonists have proven difficult to address pharmaceutically. We can deliver the sequence that is the most physiologically active without the need for modification to extend the half-life or manufacturing outside the body.

Relationship with Janssen Pharmaceuticals, Inc.

On January 30, 2019, we and our wholly-owned subsidiary MeiraGTx UK II Limited entered into a Collaboration, Option and License Agreement with Janssen Pharmaceuticals, Inc., one of the Janssen Pharmaceutical Companies of Johnson & Johnson (“Janssen”), as further amended by that certain First Amendment to Collaboration, Option and License Agreement, dated as of December 16, 2021 (the “Collaboration Agreement”), for, among other things, the research, development and commercialization of gene therapies for the treatment of IRDs, including botaretigene sparoparvovec, or bota-vec (formerly referred to as AAV-RPGR), for the treatment of X-linked retinitis pigmentosa related to mutations in the retinitis pigmentosa GTPase regulator gene, or XLRP-RPGR (the “RPGR Product”), and two genetic forms of achromatopsia. Under the Collaboration Agreement, Janssen paid us a non-refundable upfront fee of $100.0 million in March 2019 and a milestone payment of $30.0 million in December 2021. We also received funding for certain research, manufacturing, clinical development and commercialization costs, and had the opportunity to obtain potential additional milestone payments upon the achievement of such milestones and royalties on future net sales of products.

On December 20, 2023 (the “Closing Date”), we and MeiraGTx UK II Limited entered into and consummated an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Janssen pursuant to which we sold and assigned to Janssen, and Janssen purchased and assumed, that certain License Agreement, dated February 5, 2019, by and between UCL Business Plc (now UCL Business Ltd.) (“UCLB”), on the one hand, and MeiraGTx UK II Limited and our wholly-owned subsidiary MeiraGTx Limited, on the other hand (the “UCLB RPGR License Agreement”), relating to the research, development, manufacture and exploitation of the RPGR Product, and other related assets as described in the Asset Purchase Agreement. In connection with entering into the Asset Purchase Agreement, we and MeiraGTx UK II Limited entered into a Termination Agreement with Janssen on the Closing Date terminating the Collaboration Agreement.

MeiraGTx UK II Limited and Janssen also entered into a Supply Agreement on the Closing Date pursuant to which MeiraGTx UK II Limited agreed to manufacture and supply the RPGR Product for Janssen (the “Supply Agreement”). Under the Supply Agreement, MeiraGTx UK II Limited, together with its affiliates, will manufacture commercial supply of the RPGR Product for Janssen for an initial term of four years, with Janssen having an option to extend the Supply Agreement for a fifth year upon written notification to us.

Under the Asset Purchase Agreement, Janssen paid us a non-refundable upfront cash purchase price of $65.0 million in December 2023. Additionally, pursuant to and subject to the terms and conditions set forth in the Asset Purchase Agreement, Janssen agreed to pay us future contingent consideration of up to an aggregate of $350.0 million, as follows: (i) a milestone payment of $50.0 million in connection with the achievement of the initiation of the extension study for the Phase 3 LUMEOS clinical trial for the RPGR Product, which milestone was achieved during the first quarter of 2024; (ii) $10.0 million upon completion of certain specified development services for the drug substance for the RPGR Product; (iii) $5.0 million upon completion of certain specified development services for the drug product for the RPGR Product; (iv) $175.0 million upon the first commercial sale of an RPGR Product in the United States; (v)

$75.0 million upon the first commercial sale of an RPGR Product in at least one of the United Kingdom, France, Germany, Spain and Italy; (vi) $25.0 million upon completion of the transfer of certain manufacturing technology for drug substance and drug product from us to Janssen; and (vii) $10.0 million upon regulatory approval of a Janssen-selected manufacturing facility in each of the United States and European Union for commercial manufacture of the RPGR Product. Janssen is also responsible for any royalty or milestone amounts that become payable on the RPGR Product under the UCLB RPGR License Agreement.

Strategic Investment from Sanofi

On October 30, 2023, we entered into an Investment Agreement (the “Investment Agreement”) with Sanofi Foreign Participations B.V. (the “Sanofi Foreign Participations”), a wholly-owned subsidiary of Sanofi, and solely for the limited purposes set forth therein, Sanofi, pursuant to which, among other things and subject to the terms and conditions specified therein, we issued an aggregate of 4.0 million of our ordinary shares at a purchase price of $7.50 per share for gross proceeds of $30.0 million. The Investment Agreement also provides Sanofi Foreign Participations and its affiliates with a right of first negotiation for use of our riboswitch gene regulation technology for certain Immunology and Inflammation (I&I), including modulation of IL-4 and IL-13, and Central Nervous System (CNS) targets, as well as for GLP-1 and other gut peptides for metabolic disease, and for our Phase 2 xerostomia program, in each case, on the terms set forth therein.

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

A summary of our product candidates and the status of such product candidates as of March 1, 2024 is described below.

In addition to these clinical and preclinical programs, we have preclinical and research programs in other indications and novel molecular technologies that we aim to advance into clinical development, including:

●	riboswitch gene regulation—use of our proprietary RNA shape regulation cassette to precisely control gene expression with novel small molecules, potentially transforming gene therapy technology into a delivery mechanism for a broad array of biologic drugs;
●	geographic atrophy age related macular degeneration, or dry AMD—use of gene therapy technology to introduce light sensitive molecules into rod photoreceptors in order to restore some aspects of vision lost in this disease;
●	other ocular conditions—glaucoma and uveitis;
●	central nervous systems/peripheral nervous system diseases—brain-derived neurotrophic factor gene therapy for treatment of genetic obesity disorders, as well as the development of gene therapy product candidates for other central nervous system diseases; and
●	inflammatory/autoimmune diseases—use of gene therapy technology for the local delivery of immunomodulatory therapeutics, including osteoarthritis, gout and certain rare inflammatory disorders.

Our Salivary Gland Programs

The clinical focus of our salivary gland program is xerostomia, a chronic and debilitating disorder of the salivary glands in which saliva production is impaired. Xerostomia may be caused by a number of different insults to the salivary glands, including radiation therapy for head and neck cancer and certain autoimmune diseases.

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

Worldwide, there are approximately 650,000 new cases of head and neck cancer diagnosed each year, with approximately 54,000 cases in the U.S. alone, making it the fifth most common malignancy. Approximately 85% of patients who receive radiation treatment for head and neck cancer experience reduced saliva production during treatment, and approximately 40% of those patients who remain cancer free for two or more years after treatment continue to suffer from grade 2 or 3 RIX. There are approximately 170,000 such patients in the U.S., with approximately 15,000 new cases of persistent grade 2 or 3 RIX each year in the U.S.

Salivary glands are an attractive target organ for gene therapy treatments because they are self-contained, partially immune protected and easily accessible, allowing for non-invasive delivery of small vector doses.

We are developing AAV-hAQP1 to treat RIX by introducing a water conducting channel into the remaining epithelial cells of these damaged glands, thereby increasing water flow into the mouth. Adequate water secretion by surviving epithelial cells has the potential to deliver the protective exocrine proteins produced by remaining gland cells into the mouth.

The key to our approach is that, unlike the water conducting acinar cells, the water impermeable duct cells of the glands appear to be resistant to ionizing radiation exposure. As a consequence of this relative resistance to radiation treatment, salivary glands damaged by radiation treatment tend to contain mostly water impermeable ductal epithelial cells. To make these duct cells permeable to water, AAV-hAQP1 introduces the gene for the human aquaporin water channel, or hAQP1. We have demonstrated that this has the potential to convey water permeability and cause ductal cells to generate an osmotic gradient, and secrete fluid into the lumen of the duct.

The proof of concept for this mechanism and its ability to increase the volume of fluid secreted by damaged salivary glands was observed in a Phase 1 clinical trial conducted by the NIH in patients with chronic grade 2 or 3 RIX. The trial was designed as a short-term dose escalation trial of a gene therapy using adenovirus as the vector to deliver the hAQP1 to the remaining epithelial cells in the parotid gland of 11 patients suffering from chronic RIX. There were no reported severe adverse events among the patients treated, two out of three patients in each of the first three cohorts in this clinical trial were observed to have objective increases in saliva volume produced by the treated parotid gland, with increases in parotid flow ranging from 60% to 540%, and all but one of these patients showed a decrease in symptoms of dry mouth as measured by subjective visual analog scales, validated in other forms of xerostomia. The results of this study were published in Proceedings of the National Academy of Sciences in 2012.

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

In June 2023, we announced additional positive clinical data from the completed Phase 1 dose escalation clinical trial of AAV-hAQP1. All unilaterally and bilaterally treated participants had undergone their 12-month assessment, with four having completed their 24-month assessment and three having completed their 36-month assessment in the long-term follow-up study. The investigational gene therapy AAV-hAQP1 was observed to be well tolerated in the Phase 1 trial, with no dose limiting toxicity or treatment-related serious adverse events observed, and patient reported assessments of xerostomia symptoms and whole salivary flow rate improved. All subjects are to be followed for one year post-treatment in the present study and for an additional four years in the long-term follow-up study, per U.S. Food and Drug Administration, or FDA, guidelines. The study’s primary endpoint is safety. Secondary endpoints include change from baseline in patient reported measures of xerostomia symptoms as well as whole salivary flow rates. Based on the safety and efficacy data observed for AAV-hAQP1 in the Phase 1 clinical trial, we initiated in June 2023 a randomized, double-blind, placebo-controlled Phase 2 study evaluating two active doses of AAV-hAQP1 for the treatment of grade 2 or 3 RIX with participants currently being enrolled and dosed.

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

Our Neurodegenerative Disease Programs

Relying on our expertise in viral vector design, delivery, production and manufacturing, we are aiming to develop and optimize vectors to effectively treat both genetic and sporadic forms of certain neurodegenerative diseases.

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

We filed an IND for AAV-GAD in May 2022, and we have completed dosing patients in an AAV-GAD Phase 1 bridging study with material that has been manufactured with our in-house proprietary manufacturing process at our GMP manufacturing facility in London. The objective of the AAV-GAD trial is to evaluate the safety and tolerability of delivery of AAV-GAD into the subthalamic nuclei of participants with Parkinson’s disease.

Neurodegenerative Disease Preclinical Development Pipeline

In addition to our clinical stage Parkinson’s disease program, we continue to conduct research to develop our preclinical pipeline of gene therapy product candidates for the treatment of other serious diseases of the central nervous system, including AAV-UPF1 to address motor neuron death in amyotrophic lateral sclerosis (ALS), and an Alzheimer’s disease program focused on endosomal trafficking dysfunction. Each of these programs is directed towards the underlying cell biology that may be driving neurogeneration in these diseases.

ALS

ALS is a devastating, progressive, neurodegenerative disease leading to the loss of motor neurons, which are the neurons that control the ability to move, speak, swallow and ultimately to breathe. The gradual paralysis in ALS invariably leads to death. While 10% of ALS cases are caused by inherited genetic mutations, most ALS occurs sporadically, with no known genetic cause. Mutations in over 20 genes have been identified that cause the inherited ALS cases. Characterization of these disease-causing genes has implicated several cellular pathways in the disease, with a prominent role emerging for genes involved in the cellular control of RNA. Many new regulatory roles are being discovered for RNA, particularly in neurons.

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

Our Ophthalmology Programs

Under our ophthalmology programs, we aim to provide treatments for eye diseases with durable, long-term clinical benefit that will halt vision loss in patients. We have three Phase 1/2 clinical programs targeting IRDs, including AAV-CNGB3 and AAV-CNGA3 for the treatment of achromatopsia, or ACHM, related to mutations in CNGB3 and CNGA3 genes, respectively, and AAV-RPE65 for retinal dystrophy related to mutations in the RPE65 gene, or RPE65 deficiency. We have completed enrollment and dosing in all three of these programs. In addition to these three programs, AAV-AIPL1 has been manufactured and released for compassionate use under an MHRA specials license in the United Kingdom, or UK, to treat patients with Leber congenital amaurosis 4, or LCA4, caused by mutations in the AIPL1 gene. We also have preclinical programs that apply novel approaches to both wet and dry AMD, glaucoma and uveitis, as well as several other IRDs including retinol dehydrogenase 12, or RDH12, mutation-associated retinal dystrophy and Stargardt disease related to mutations in the ABCA4 gene.

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

Our strategy for developing gene therapies targeting eye diseases was to begin with a number of monogenic IRDs that are good candidates for gene replacement therapies and expand to more common eye diseases over time. We have taken a portfolio approach to the development of IRDs because, while some of these genetic defects are rare, IRDs as a class are one of the most common causes of blindness in working age adults and there are multiple synergies at the clinical, regulatory and commercial levels between many of these diseases caused by different gene mutations.

We believe that the deep scientific and clinical understanding of IRDs driving our approach to gene therapy development helps us to optimize our product candidates for each specific genetic mutation and phenotype. We develop our viral vectors by selecting and modifying proprietary cell specific promoters, selecting appropriate capsids for transfection of target cells and refining the vector for efficient production and scalable manufacturing. Not only does this allow us to synergistically target a portfolio of inherited eye conditions, we also believe it has potential to be applied to the development of gene therapies for other diseases.

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

We intend to leverage our platform to take advantage of the many synergies across our ophthalmology programs, including identification, diagnosis and characterization of patients, specialized surgical techniques, clinical and regulatory process, vector production and GMP manufacturing.

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

Based on an estimated prevalence of approximately one in 500,000 people in the United States (U.S.) suffering from Leber congenital amaurosis, or LCA, related to mutations in the RPE65 gene, and approximately one in 70,000 people in the United States having retinitis pigmentosa, or RP, due to mutations in the RPE65 gene, RPE65-deficiency occurs in approximately one in 125,000 people in the United States. There are estimated to be approximately 6,000 RPE65-deficiency patients in the United States, Japan and Germany, France, Spain, Italy and the UK, with almost 30% of those patients being under the age of 30 and approximately 50 new cases being diagnosed annually. We have developed a gene therapy candidate optimized for safety and potency for the treatment of RPE65-associated retinal dystrophy, AAV-RPE65. AAV-RPE65 is an AAV2/5 viral vector, in which a codon optimized RPE65 gene is driven by a novel synthetic retinal pigment epithelium cell specific promoter.

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

Clinical Development of AAV-RPE65

We conducted a natural history study in patients with RPE65-associated retinal dystrophy with approximately 30 patients enrolled that has allowed us to collect structural and functional data on prospectively defined endpoints, including functional tests, retinal imaging, and electrophysiological assessments.

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

The FDA granted orphan drug designation and the European Commission (based on the European Medicines Agency’s, or EMA, opinion) granted orphan designation to AAV-RPE65 for the treatment of LCA caused by mutations in the RPE65 gene. The FDA also granted AAV-RPE65 rare pediatric disease designation for the treatment of inherited retinal dystrophy due to biallelic RPE65 mutations.

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

There are estimated to be approximately 12,000 patients with ACHM caused by mutations in CNGB3 in the United States, Japan, Germany, France, Spain, Italy and the UK, with about 25% of those patients being under the age of 18 and approximately 125 new cases being diagnosed annually. We believe the availability of a therapeutic option may increase patient identification and the estimated prevalence of ACHM.

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

We have also conducted a natural history study in ACHM including over 90 patients that allows us to collect structural and functional data on prospectively defined endpoints, including functional tests, retinal imaging and electrophysiological assessments. We believe access to these ACHM patients has enabled us to efficiently enroll the most appropriate patients into our CNGB3 and CNGA3 Phase 1/2 clinical trials. In addition to giving us access to patients and potentially accelerated enrollment in our treatment studies, we believe the prospective natural history data on each treated patient allow us to gather robust data from our Phase 1/2 clinical trials in a condensed timeframe.

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

Dosing was completed in this clinical trial in May 2019. In the dose escalation portion of the trial, we treated 11 adults. We also treated 12 children in the pediatric expansion cohorts. Six months following treatment, patients could participate in a long term follow up study in which they were followed for safety and indication of benefit.

Our gene therapy product candidate AAV-CNGB3 was granted orphan drug designation by the FDA and orphan designation by the European Commission for the treatment of achromatopsia caused by mutations in the CNGB3 gene, rare pediatric disease designation by the FDA for the treatment of achromatopsia caused by mutations in the CNGB3 gene, and Fast Track designation by the FDA for the treatment of achromatopsia caused by CNGB3 mutations. We were granted PRIME designation by the EMA in October 2018 based on data from the first adult treatment cohort along with preclinical data.

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

We have completed enrollment and dosing of the open-label, dose-escalation Phase 1/2 clinical trial of AAV-CNGA3 in patients with ACHM due to mutations in the CNGA3 gene. Six months following treatment, patients could participate in a long term follow up study in which they were followed for safety and indication of benefit.

Our gene therapy product candidate AAV-CNGA3 was granted orphan drug designation by the FDA and orphan designation by the European Commission, rare pediatric disease designation by the FDA, and in January 2021, was granted Fast Track designation by the FDA for the treatment of ACHM caused by CNGA3 mutations.

AAV-AIPL1 for the Treatment of LCA4

LCA4 is an IRD that causes profound visual impairment from birth, with all children being legally blind (often light perception only) from birth. Despite the severe lack of retinal function, there is a narrow window of relative preservation of central retinal structure until four years of age. AIPL1 is a key protein for the maintenance of photoreceptor structure and function. LCA4 is rare, representing approximately 5% of all LCA cases.

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

LCA4’s extremely rapid progression (e.g., no targetable central retina beyond four years of age), rarity and early age of onset all make the standard process of seeking regulatory approval through clinical development challenging because adult safety trials would not yield meaningful data given the early onset of the disease.

To address LCA4, we developed a viral vector to replace the AIPL1 gene in all photoreceptors by using the AIPL1 cDNA driven by the rhodopsin kinase promoter, which is active in both rods and cones.

We have manufactured and released AAV-AIPL1 for compassionate use under an MHRA specials license in the UK to treat eight children with LCA4. A specials license allows physicians to prescribe a treatment of AAV-AIPL1 for patients with LCA4 that they deem appropriate. We play no role in the physician’s treatment decision. In research published in the March 2024 issue of Molecular Therapy Nucleic Acids, AAV-AIPL1 was reported to have effectively rescued molecular features of AIPL1-associated LCA4 in a study involving LCA4 patient-derived retinal organoids. We intend to use any data produced by the compassionate use treatment to inform any potential clinical development plan as well as any interactions with the regulatory agencies that would enable us to make this intervention more widely available to the LCA4 patient population.

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

The FDA granted orphan drug designation and the European Commission granted orphan designation to AAV-AIPL1 for treatment of inherited retinal dystrophy due to defects in the AIPL1 gene.

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

We received orphan drug designation from the FDA and orphan designation from the European Commission for AAV-RDH12 for the treatment of RDH12-associated retinal dystrophy.

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

Wet and Dry Neovascular Age Related Macular Degeneration (AMD)

We are developing pre-clinical programs relating to neovascular age related macular degeneration, or wet AMD. We use a gene therapy product candidate to deliver an antibody targeting the vascular endothelial growth factor receptor 2, or anti-VEGFR2, with the aim of blocking disease related vascular formation in the eye.

Additionally, we are developing a novel approach designed to treat advanced dry AMD patients who have lost central vision through our innovative “rod-to-cone” technology. By genetically engineering rods with molecules that will improve their speed of response to light, we aim to effectively transform a patch of rod photoreceptors in the outer part of the retina to behave more like cone photoreceptors, thus improving vision. There is no currently approved therapy that impacts disease progression of dry AMD. The best available treatment for patients after they lose central vision and acuity is support and rehabilitation services to help them better utilize the remaining peripheral part of their retina.

Our Strengths

In addition to our three core therapeutic areas of focus, our ongoing clinical development programs, and our broad pipeline of preclinical programs, we have core capabilities in viral vector design and optimization, gene therapy manufacturing and a potentially transformative riboswitch gene regulation platform technology that allows for the precise, dose-responsive control of gene expression by oral small molecules. Utilizing the following key strengths, we aim to develop, commercialize and expand our portfolio of product candidates.

●	Deep Expertise in Gene Therapy Development: We believe our expertise in viral vector design, optimization and process development allows us to efficiently advance gene therapy products candidates from preclinical development to GMP manufacturing and clinical development through commercialization.
●	Potentially Transformative Gene Regulation Platform Technology: We have developed a proprietary riboswitch technology platform to enable us to control the expression of any DNA sequence in the body using a bespoke oral small molecule, circumventing the need for manufacturing of biologics outside the body or stabilization for long term activity. We believe the capacity for temporal control of gene expression has the potential to transform the way gene and cell therapy can be used, including opening a whole array of targets that are not currently druggable, particularly in the area of metabolism where many of the known peptide agonists have proven difficult to address pharmaceutically.
●	Manufacturing Capabilities and Capacity: We have manufacturing facilities in London, United Kingdom and Shannon, Ireland, which we expect can supply our current clinical and preclinical programs, as well as our third party supply obligations, through regulatory approval and, should they be approved, provide sufficient capacity for their commercial production. Our 29,000 square foot flexible and scalable viral vector manufacturing facility in London has two cell production suites, three independent viral vector production suites providing multi-product and multi-viral vector manufacturing capabilities and an integrated, flexible fill-and-finish suite. Our second, large scale GMP viral vector manufacturing facility and our first GMP plasmid and DNA production facility in Shannon, Ireland came online in 2022 and stretches over 150,000 square feet. It is the first commercial-scale gene therapy manufacturing site in Ireland and is unique in its scale and integrated capabilities. The site contains three facilities, one built to be flexible and scalable for viral vector production for clinical and commercial supply, in addition, a facility to manufacture plasmid DNA – the critical starting material for producing gene therapy products – and thirdly, a QC hub performing advanced biochemical quality control testing for our clinical and commercial programs.
●	Robust and Diverse Clinical and Preclinical Pipeline: Applying our portfolio approach to gene therapy product development, our initial focus is on treatments for ocular disorders, including IRDs and large degenerative ocular diseases, as well as salivary gland disorders and neurodegenerative diseases. We also have a broad preclinical development pipeline.
●	Relationships with Leading Institutions: Our longstanding relationships with leading institutions and experts provides us with guidance on development strategy and access to potential patients for our clinical trials.
●	Natural History Study Data: We sponsor ongoing prospective long-term natural history studies in IRDs that facilitate our ability to efficiently enroll our treatment studies, potentially reducing clinical trial timelines and providing insight into the appropriate endpoints for clinical studies to support potential regulatory approval.

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

Our Gene Regulation Platform

We have developed a potentially transformative technology designed to precisely and specifically control gene therapy expression levels via dose-response to orally delivered small molecules. The aim of this gene regulation platform is to transform gene therapy into a generalizable mechanism for the delivery of biologic drugs. The idea is that the gene encoding a particular biologic drug or a therapeutic antibody or peptide would be delivered to target cells in the body, but these transgenes would only be activated in the presence of a specific, proprietary small molecule. The therapeutic protein would be manufactured by the patient’s body only in the presence of the small molecule so that intermittent production of the therapeutic protein would be achieved by dosing with the small molecule drug.

This temporal regulation of gene expression by exogenous small molecules has long been a goal of gene therapy researchers. The ability to regulate transgenes by introducing temporal control has the potential to transform the gene therapy field and the biologics industry as a whole. Our approach focuses on riboswitches to regulate gene expression rather than on the modulation of transcription factor activity.

Riboswitches are pieces of RNA that fold into alternative shapes depending on the binding of a specific small molecule to that RNA sequence. One RNA shape allows the gene containing the riboswitch to be active, while the alternative shape inactivates the gene. Riboswitches are used extensively by bacteria, but none have been identified in mammalian cells to date.

We designed de-novo mammalian riboswitches that we have observed respond to small molecules, and demonstrated the ability to switch genes on and off in mammalian cells and in vivo in mice and non-human primates. Our riboswitch contains a stretch of RNA sequence, called an aptamer, that binds to a specific small molecule. The riboswitch is inserted into the therapeutic transgene cDNA. In the absence of the specific small molecule, the unbound riboswitch folds into the shape that drives the destruction of the RNA message and no therapeutic protein is produced in the absence of the small molecule. However, when the small molecule is present and binds to the riboswitch it adopts the alternative RNA shape, causing stable messages to be formed and the therapeutic protein to be produced.

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

Using this technology in vivo, we have delivered ongoing efficacious levels of multiple therapeutic antibodies with a daily small molecule dose.

We have also delivered peptides and growth factors such as erythropoietin (EPO), human growth hormone (hGH), and parathyroid hormone (PTH) - rescuing hematocrit, little mouse growth or calcium to physiological levels, respectively, with daily oral dosing of our small molecule. In addition, we have now delivered combinations of gut peptides such as GLP-1, GIP and PYY, and we have shown that the efficacy with respect to glucose control is better than constitutively active expression of those peptides.

In cell therapy, we can control any chimeric antigen receptor (CAR) or receptor or cell fate determining factor to a specific level at a specific time, thus allowing us to precisely control the cell fate of transplanted cells. We can knock our regulation mechanism into T-cells to regulate CAR expression in CAR-T, and have demonstrated reduced exhaustion, improved T-cell profile, improved cytotoxicity, and 3-4x increased potency in tumor killing, in vivo, compared to existing CAR-T therapies.

For gene editing nucleases, we can very tightly regulate nuclease expression from 0% to close to 100% activity using our small molecules, allowing transient expression of DNA editors to achieve efficient editing, avoiding undesirable constitutive expression of the nuclease.

The riboswitch platform provides the ability to express any mRNA and therefore any protein or peptide in the body on an ongoing basis via the dosing of an oral pill. We are now applying this to metabolic peptides that are agonists of muscle metabolism and fat browning – which are not readily made sufficiently stable to be injectable recombinant drugs. This opens an entire array of targets that are not currently druggable, particularly in the area of metabolism where many of the known peptide agonists have proven difficult to address pharmaceutically. We express the natural peptide sequence that is the most physiologically active, without the need for modification to extend the half-life, or manufacturing outside the body.

In October 2023, we announced that under the terms of the Investment Agreement we entered into with Sanofi and Sanofi Foreign Participations, Sanofi has a right of first negotiation for use of our riboswitch gene regulation technology for certain Immunology and Inflammation (I&I), including modulation of IL-4 and IL-13, and Central Nervous System (CNS) targets, as well as for GLP-1 and other gut peptides for metabolic disease, and for our Phase 2 xerostomia program.

Our Manufacturing Capabilities

We own and operate a GMP manufacturing facility situated in London, United Kingdom. Supporting our global approach to clinical development and market supply, we designed the 29,000 square foot facility to meet multiple regulatory standards, including the MHRA, EMA and FDA standards.

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

Our second, large scale GMP viral vector manufacturing facility and our first GMP plasmid and DNA production facility in Shannon, Ireland came online in 2022. The campus encompasses 150,000 square feet and contains three facilities, one built to be flexible and scalable for viral vector production for clinical and commercial supply, in addition, a facility to manufacture plasmid DNA – the critical starting material for producing gene therapy products – and thirdly, a QC hub performing advanced biochemical quality control testing for MeiraGTx clinical and commercial programs.

We believe that building a second viral vector manufacturing facility and bringing GMP plasmid and DNA production, as well as QC analytics, in-house provides greater flexibility and efficiency as we advance our product candidates through development, and should they be approved, commercial production.

We have more than 200 highly trained multidisciplinary staff on our manufacturing team with backgrounds in a diverse array of manufacturing sciences, technologies, analytics and production working together to expedite delivery of gene therapy products.

We believe our facilities can supply our current clinical and preclinical programs, as well as our third party supply obligations, through regulatory approval and, should they be approved, provide sufficient capacity, for commercial production. Strategically, we believe our facilities will minimize our dependence on third-party contract manufacturers, which we believe provides a significant strategic, clinical and commercial advantage, as well as significantly reduce the cost of goods sold for our programs.

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

There are other organizations working to improve existing therapies or to develop new therapies for our initially selected disease indications. Depending on how successful these efforts are, it is possible they may increase the barriers to adoption and success for our product candidates, if approved. These efforts include Luxturna, marketed by Spark Therapeutics, Inc., which has been approved to treat RPE65-associated retinal dystrophy. We are not aware of any other gene therapy product candidates in clinical development targeting xerostomia. We are aware of other ALS gene therapies utilizing different treatment mechanisms to treat different genetically defined subsets of ALS patients, as well as gene therapy product candidates being developed for the treatment of Parkinson’s disease, including those being developed by Voyager Therapeutics, Inc. and Eli Lilly and Company.

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

Intellectual Property

Our success depends in large part upon our ability to secure and maintain proprietary protection for our technologies and products and to operate without infringing the proprietary rights of others. Our policy is to protect our proprietary position by, among other methods, filing or collaborating with our licensors to file U.S. and foreign patent applications related to our proprietary technology, inventions and improvements that are important to the development and implementation of our business. We also use other forms of protection, such as confidential information and trademark protection, particularly where we do not believe patent protection is appropriate or obtainable. Our patent portfolio comprises a combination of issued patents and pending patent applications that are owned or licensed from third parties.

As of December 31, 2023, we own, co-own, have an exclusive license, or an exclusive option to license 500 United States and foreign issued or allowed patents and 483 patent applications, pending in the United States and internationally. For any individual patent, the term depends on the applicable law in the country in which the patent is granted. In most countries where we have filed patent applications or in-licensed patents and patent applications, patents have a term of 20 years from the application filing date or earliest claimed non-provisional priority date. In the United States, the patent term is 20 years but may be shortened if a patent is terminally disclaimed over another patent that expires earlier. The term of a U.S. patent may also be lengthened by a patent term adjustment, in order to address administrative delays by the United States Patent and Trademark Office in granting a patent. In the United States, the term of a patent that covers an FDA-approved drug or biologic may be eligible for patent term extension in order to restore the period of a patent term lost during the premarket FDA regulatory review process. The Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch-Waxman Act, permits a patent term extension of up to five years beyond the natural expiration of the patent. The patent term restoration period is generally equal to the regulatory review period for the approved product which period occurs after the date the patent is issued, subject to certain exceptions. Only one patent may be extended for a regulatory review period for any product, and the application for the extension must be submitted prior to the expiration of the patent. In the future, we may decide to apply for restoration of patent term for one of our currently owned or licensed patents to extend its current expiration date, depending on the expected length of the clinical trials and other factors involved in the filing of the relevant Biologics License Application.

Company-Owned Intellectual Property

We own eight patent families relating to gene regulation platform technologies developed by us with a combined 160 United States and foreign issued patents and 132 pending patent applications.

The first patent family includes 54 issued patents in the United States (two patents), African Regional Intellectual Property Organization, Albania, Australia, Austria, Belgium, Bulgaria, China, Croatia, Cyprus, Czech Republic, Denmark, Estonia, Eurasian Patent Organization, Finland, France, Germany, Greece, Hong Kong, Hungary, Iceland, India, Ireland, Israel (two patents), Italy, Japan (two patents), Latvia, Lithuania, Luxembourg, Malaysia, Malta, Mexico, Monaco, Netherlands, New Zealand, North Macedonia, Norway, Philippines, Poland, Portugal, Romania, San Marino, Serbia, Singapore, Slovakia, Slovenia, Spain, Sweden, Switzerland/Liechtenstein, Turkey and the United Kingdom and 22 pending patent applications with claims directed to compositions of matter and methods of use in the United States, African Regional Intellectual Property Organization, Australia, Brazil, Canada, China, Egypt, Eurasian Patent Organization, European Patent Organization, Hong Kong (two applications), Indonesia, Japan, Republic of Korea, Mexico, New Zealand, Philippines, Singapore, South Africa (three applications) and Vietnam. Patents issued from this family are expected to expire February 2, 2036, not including any patent term adjustments that may extend the patent term in certain jurisdictions.

The second patent family includes 46 issued patents in the United States, Albania, Australia, Austria, Belgium, Bulgaria, China, Croatia, Cyprus, Czech Republic, Denmark, Estonia, Finland, France, Germany, Greece, Hong Kong, Hungary, Iceland, Ireland, Israel, Italy, Japan, Latvia, Lithuania, Luxembourg, Malaysia, Malta, Mexico, Monaco, Netherlands, North Macedonia, Norway, Poland, Portugal, Romania, San Marino, Serbia, Singapore, Slovakia, Slovenia, Spain, Sweden, Switzerland/Liechtenstein, Turkey and the United Kingdom and 15 pending patent applications with claims directed to compositions of matter and methods of use in the United States, African Regional Intellectual Property Organization, Brazil, Canada, Egypt, Eurasian Patent Organization, India, Indonesia (two applications), Republic of Korea, New Zealand, Philippines (two applications), South Africa and Vietnam. Patents issued from this family are expected to expire February 2, 2037, not including any patent term adjustments that may extend the patent term in certain jurisdictions.

The third patent family includes nine issued patents in the United States, African Regional Intellectual Property Organization, China, India, Indonesia, Japan, Malaysia, Mexico and Singapore and 14 pending patent applications with claims directed to compositions of matter and methods of use in the United States, Australia, Brazil, Canada, Egypt, Eurasian Patent Organization, European Patent Organization, Hong Kong, Israel, Republic of Korea, New Zealand, Philippines, South Africa and Vietnam. Patents issued from this family are expected to expire February 2, 2037, not including any patent term adjustments that may extend the patent term in certain jurisdictions.

The fourth patent family includes 45 issued patents in the United States, Albania, Australia, Austria, Belgium, Bulgaria, Canada, China, Croatia, Cyprus, Czech Republic, Denmark, Estonia, Finland, France, Germany, Greece, Hungary, Iceland, Ireland, Italy, Japan, Latvia, Lithuania, Luxembourg, Malta, Malaysia, Monaco, Netherlands, New Zealand, North Macedonia, Norway, Poland, Portugal, Republic of Korea, Romania, San Marino, Serbia, Slovakia, Slovenia, Spain, Sweden, Switzerland/Liechtenstein, Turkey and the United Kingdom and 16 pending patent applications with claims directed to compositions of matter and methods of use in the United States, African Regional Industrial Property Organization, Australia, Brazil, Egypt, Eurasian Patent Organization, Hong Kong, India, Indonesia, Israel, Mexico, New Zealand, Philippines, Singapore, South Africa and Vietnam. Patents issued from this family are expected to expire August 3, 2037, not including any patent term adjustments that may extend the patent term in certain jurisdictions.

The fifth patent family includes three issued patents in the United States, Australia and Japan and 22 pending patent applications with claims directed to compositions of matter and methods of use in the United States, African Regional Industrial Property Organization, Australia, Brazil, Canada, China, Egypt, Eurasian Patent Organization, European Patent Organization, Hong Kong, India, Indonesia, Israel, Republic of Korea, Malaysia, Mexico, New Zealand (two applications), Philippines, Singapore, South Africa and Vietnam. Patents issued from this family are expected to expire on March 2, 2038, not including any patent term adjustments that may extend the patent term in certain jurisdictions.

The sixth patent family includes three issued patents in African Regional Industrial Property Organization, Japan and Mexico and 20 pending patent applications with claims directed to compositions of matter and methods of use in the United States, Australia, Brazil, Canada, China, Egypt, Eurasian Patent Organization, European Patent Organization, Hong Kong, India, Indonesia, Israel, Republic of Korea, Malaysia, New Zealand (two applications), Philippines, Singapore, South Africa and Vietnam. Patents issued from this family are expected to expire on February 21, 2038, not including any patent term adjustments that may extend the patent term in certain jurisdictions.

The seventh patent family includes 22 pending patent applications with claims directed to compositions of matter and methods of use in the United States, African Regional Industrial Property Organization, Australia, Brazil, Canada, China, Egypt, Eurasian Patent Organization, European Patent Organization, Hong Kong, India, Indonesia, Israel, Japan, Republic of Korea, Malaysia, Mexico, New Zealand, Philippines, Singapore, South Africa and Vietnam.

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

Licensed Intellectual Property

Certain of our issued patents and pending patent applications are exclusively licensed to us from UCLB, Brandeis University (“Brandeis”) and the National Institute of Dental and Craniofacial Research (“NIDCR”).

UCLB

The UCLB portfolio includes two licensed patent families relating to our RPE65 and CNGA3 gene therapy programs and one optioned patent family relating to our dry AMD gene therapy program with a combined 104 United States and foreign issued patents and 39 pending patent applications.

The first patent family, with claims directed to compositions of matter and methods of use relating to our RPE65 program, and the AAV-RPE65 product candidate includes 49 issued patents in the United States, Albania, Australia, Austria, Belgium, Bulgaria, China, Croatia, Cyprus, Czech Republic, Denmark, Estonia, Finland, France, Germany, Greece, Hong Kong, Hungary, Iceland, India, Ireland, Israel (two patents), Italy, Japan, Latvia, Lithuania, Luxembourg, Malta, Malaysia, Mexico, Monaco, Netherlands, North Macedonia, Norway, Philippines, Poland, Portugal, Romania, San Morino, Serbia, Singapore, Slovakia, Slovenia, Spain, Sweden, Switzerland/Liechtenstein, Turkey and the United Kingdom and 10 pending patent applications in the United States, Brazil, Canada, European Patent Organization, Hong Kong, Mexico, New Zealand (two applications), Nigeria and Thailand. Patents issued from this family are expected to expire February 8, 2036, not including any patent term extensions or adjustments that may extend the patent term in certain jurisdictions.

The second patent family includes 3 issued patents in the United States, Indonesia and Japan and 20 pending patent applications with claims directed to compositions of matter and methods of use relating to our achromatopsia program and the AAV-CNGA3 product candidate in the United States, African Regional Intellectual Property Organization, Australia, Brazil, Canada, China, Egypt, Eurasian Patent Convention, European Patent Organization, Hong Kong, India, Israel, Republic of Korea, Malaysia, Mexico, New Zealand, Philippines, Singapore, South Africa and Vietnam. Patents issued from this family are expected to expire January 14, 2039, not including any patent term extensions or adjustments that may extend the patent term in certain jurisdictions.

The third patent family, which we have exclusively optioned, with claims directed to compositions of matter and methods of use relating to our dry AMD gene therapy program, includes 52 issued patents in African Regional Intellectual Property Organization, Albania, Austria, Australia, Belgium, Bulgaria, Canada, Croatia, Cyprus, Czech Republic, Denmark, Estonia, Eurasian Patent Organization, Finland, France, Germany, Greece, Hong, Kong, Hungary, Iceland, Indonesia, Ireland, Israel, Italy, Japan, Republic of Korea, Latvia, Lithuania, Luxembourg, Malta, Malaysia, Mexico, Monaco, Netherlands, New Zealand, Nigeria, North Macedonia, Norway, Poland, Portugal, Romania, San Marino, Serbia, Singapore, Slovakia, Slovenia, Spain, South Africa, Sweden, Switzerland/Liechtenstein, Turkey and the United Kingdom and 9 pending applications in the United States, Australia, Brazil, China, Hong Kong, Philippines, Singapore, Thailand and Vietnam. Patents issued from this family are expected to expire February 19, 2036, not including any patent term extensions or adjustments that may extend the patent term in certain jurisdictions.

On December 20, 2023, we and MeiraGTx UK II Limited sold and assigned to Janssen the rights to a fourth patent family related to the RPGR Product, which had been previously licensed from UCLB.

Brandeis

The licensed Brandeis portfolio includes one patent family with claims directed to compositions of matter and methods of use relating to our ALS gene therapy program and the AAV-UPF1 product candidate.

This patent family includes 17 issued patents in the United States (two patents), Austria, Australia, Belgium, Denmark, France, Germany, Hong Kong, Ireland, Italy, Netherlands, Norway, Spain, Sweden, Switzerland/Liechtenstein and the United Kingdom and 4 pending patent applications in the United States, Canada European Patent Organization and Hong Kong. Patents issued from this family are expected to expire October 8, 2033, not including any patent term extensions or adjustments that may extend the patent term in certain jurisdictions.

NIDCR

The exclusively licensed NIDCR portfolio includes one patent family with claims directed to compositions of matter and methods of use relating to our Sjogren’s Syndrome gene therapy program. This patent family includes 16 issued patents in the United States, Australia, Austria, Belgium, Canada, Denmark, France, Germany, Ireland, Italy, Netherlands, Norway, Spain, Sweden, Switzerland/Liechtenstein and the United Kingdom. Patents issued from this family are expected to expire August 30, 2033, not including any patent term extensions or adjustments that may extend the patent term in certain jurisdictions.

License Agreements

License Agreements with UCLB

We previously entered into several license agreements with UCLB, covering the following inherited retinal disease programs: (a) ACHM caused by mutations in CNGB3; (b) ACHM caused by mutations in CNGA3; (c) XLRP caused by mutations in RPGR; and (d) RPE65-mediated IRD (together, the “Licensed Gene Therapy Programs”). The terms of these license agreements were set forth in (i) the license agreement, dated February 4, 2015, as amended, between Athena Vision Ltd. and UCLB (the “First UCLB License Agreement”); (ii) the license agreements, dated July 29, 2017, as amended, between MeiraGTx UK II Limited and UCL Business Plc (the “Second UCLB License Agreement”); and (iii) the license agreement, dated March 15, 2018, among MeiraGTx Limited, MeiraGTx UK II Limited and UCL Business Plc (the “Third UCLB License Agreement” and, collectively, the “prior UCLB license agreements”). In January and February 2019, we amended and restated the prior UCLB license agreements to establish a new standalone license agreement (each, a “Stand-Alone UCLB Agreement”) for each of the Licensed Gene Therapy Programs. We have removed from each of the Stand-Alone UCLB Agreements our obligation to pay UCLB a share of certain sublicensing revenues as was provided under the First UCLB License Agreement and have aligned the material terms of the Stand-Alone UCLB Agreements to track those under the Third UCLB License Agreement as previously disclosed and a summary of which is set forth below as is now reflected in each of the Stand-Alone UCLB Agreements.

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

As noted above, on December 20, 2023, we and MeiraGTx UK II Limited entered into and consummated an Asset Purchase Agreement with Janssen pursuant to which we sold and assigned to Janssen, and Janssen purchased and assumed, the UCLB RPGR License Agreement relating to the research, development, manufacture and exploitation of the RPGR Product, and other related assets as described in the Asset Purchase Agreement. Janssen is responsible for any royalty or milestone amounts that become payable on the RPGR Product under the UCLB RPGR License Agreement.

License Agreement between BRI-Alzan Inc. and Brandeis

In May 2013, BRI-Alzan Inc., or BRI-Alzan, entered into a license agreement with Brandeis, or the Brandeis Agreement. On December 31, 2015, we entered into an Agreement and Plan of Merger, or the BRI-Alzan Merger Agreement, with BRI-Alzan, and the Brandeis Agreement was assigned to us as a result of such merger. Pursuant to the terms of the BRI-Alzan Merger Agreement, we agreed to make cash payments to the sellers of BRI-Alzan upon the achievement of certain milestones, subject to an aggregate cap of $4.5 million. In addition, we agreed to make low single-digit percentage royalty payments to the sellers of BRI-Alzan on net sales of any product for the therapeutic or prophylactic treatment of ALS that is covered by a valid claim of the patent rights licensed under the Brandeis Agreement. The BRI-Alzan Merger Agreement includes customary confidentiality, indemnification, non-competition and non-solicitation provisions.

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

U.S. Biological Products Development Process

Our products must be approved by the FDA through the Biologics License Application, or BLA, process before they may be legally marketed in the United States. The process required by the FDA before a biologic may be marketed in the United States generally involves the following:

●	completion of extensive nonclinical studies, sometimes referred to as preclinical laboratory tests, and preclinical studies and applicable requirements for the humane use of laboratory animals and formulation studies in accordance with applicable regulations, including good laboratory practices, or GLPs;
●	submission to the FDA of an IND which must become effective before clinical trials may begin;
●	approval by an independent Institutional Review Board, or IRB, or ethics committee at each clinical site before the trial is commenced;

●	performance of adequate and well controlled human clinical trials according to the FDA’s regulations commonly referred to as good clinical practices, or GCPs, and any additional requirements for the protection of human research subjects and their health information, to establish the safety and efficacy of the proposed biological product for its intended use;
●	preparation and submission to the FDA of a BLA for marketing approval that includes substantive evidence of safety, purity, potency and efficacy from results of nonclinical testing and clinical trials;
●	a determination by the FDA within 60 days of its receipt of a BLA to file the application for review;
●	satisfactory completion of an FDA inspection of the manufacturing facility or facilities where the biological product is produced to assess compliance with current GMP, or cGMP, to assure that the facilities, methods and controls are adequate to preserve the biological product’s identity, strength, quality and purity;
●	potential FDA audit of the nonclinical and clinical study sites that generated the data in support of the BLA;
●	FDA review and approval, or licensure, of the BLA prior to any commercial marketing or sale of the product in the United States; and
●	compliance with any post-approval requirements, including the potential requirement to conduct post-approval studies.

Before testing any biological product candidate, including a gene therapy product, in humans, the product candidate enters the preclinical testing stage. Preclinical tests, also referred to as nonclinical studies, include laboratory evaluations of product chemistry, toxicity and formulation, as well as animal studies to assess the potential safety and activity of the product candidate. The conduct of certain preclinical tests must comply with certain federal regulations and requirements, including GLPs. The clinical trial sponsor must submit the results of the preclinical tests, together with manufacturing and controls, information about product chemistry, analytical data, any available clinical data or literature and a proposed clinical protocol, to the FDA as part of the IND. Some preclinical testing, such as reproductive toxicity tests and carcinogenicity in animals, may continue even after the IND is submitted. The IND automatically becomes effective 30 days after receipt by the FDA, after which human clinical trials may begin unless the FDA places the clinical trial on a clinical hold within that 30-day time period. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. The FDA may also impose clinical holds on a biological product candidate at any time before or during clinical trials due to safety concerns or non-compliance. If the FDA imposes a clinical hold, trials may not recommence without FDA authorization and then only under terms authorized by the FDA.

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

Concurrent with clinical trials, companies usually complete additional animal trials and must also develop additional information about the physical characteristics of the biological product candidate as well as finalize a process for manufacturing the product in commercial quantities in accordance with GMP and cGMP requirements, as applicable. To help reduce the risk of the introduction of adventitious agents with use of biological products, the PHSA emphasizes the importance of manufacturing control for products whose attributes cannot be precisely defined. The manufacturing process must be capable of consistently producing quality batches of the product candidate and, among other things, the sponsor must develop methods for testing the identity, strength, quality, potency and purity of the final biological product. Additionally, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the biological product candidate does not undergo unacceptable deterioration over its shelf life.

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

A sponsor who is planning to submit a marketing application for a drug or biological product that includes a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration must submit an initial Pediatric Study Plan, or PSP, within sixty days after an end-of-Phase 2 meeting or as may be agreed between the sponsor and FDA. The initial PSP must include, among other things, an outline of the pediatric study or studies that the sponsor plans to conduct, including to the extent practicable study objectives and design, age groups, relevant endpoints and statistical approach, or a justification for not including such detailed information, and any request for a deferral of pediatric assessments or a full or partial waiver of the requirement to provide data from pediatric studies along with supporting information, along with any other information specified in FDA regulations. The FDA and the sponsor must reach agreement on the PSP. A sponsor can submit amendments to an agreed-upon initial PSP at any time if changes to the pediatric plan need to be considered based on data collected from nonclinical studies, early phase clinical trials, and/or other clinical development programs. The FDA may grant deferrals for submission of data or full or partial waivers. A deferral may be granted for several reasons, including a finding that the drug is ready for approval for use in adults before pediatric clinical trials are complete or that additional safety or effectiveness data needs to be collected before the pediatric clinical trials begin. Unless otherwise required by regulation, PREA does not apply to any biological product for an indication for which orphan drug designation has been granted.

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

Orphan Drug Designation

The FDA may grant orphan drug designation to drugs or biologics intended to treat a rare disease or condition that affects fewer than 200,000 individuals in the United States, or if it affects more than 200,000 individuals in the United States, there is no reasonable expectation that the cost of developing and marketing the drug or biologic for this type of disease or condition will be recovered from its sales in the United States. Orphan drug designation must be requested before submitting a BLA. After the FDA grants orphan drug designation, the identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. Orphan drug designation does not convey any advantage in or shorten the duration of the regulatory review and approval process.

In the United States, orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and BLA user-fee waivers. In addition, if a product receives the first FDA approval for the indication for which it has orphan drug designation, the product is entitled to orphan drug exclusivity, which means the FDA may not approve any other application, including a full BLA, to market the same drug or biologic for the same disease or condition for a period of seven years, except in limited circumstances, such as a showing of clinical superiority over the product with orphan exclusivity or where the manufacturer with orphan exclusivity is unable to assure sufficient quantities of the approved orphan drug-designated product. Competitors, however, may receive approval of different products for the indication for which the orphan product has exclusivity or obtain approval for the same product but for a different disease or condition for which the orphan product has exclusivity. Orphan product exclusivity also could block the approval of one of our products for seven years if a competitor obtains approval of the same biological product as defined by the FDA or if our product candidate is determined to be contained within the competitor’s product for the same indication or disease. If a drug or biological product designated as an orphan product receives marketing approval for an indication broader than what is designated, it may not be entitled to orphan product exclusivity. In addition, exclusive marketing rights in the United States may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition.

Expedited Development and Review Programs

The FDA has a Fast Track program that is intended to expedite or facilitate the process for reviewing new biological product candidates that meet certain criteria. Specifically, biological product candidates are eligible for Fast Track designation if they are intended to treat a serious or life-threatening disease or condition and demonstrate the potential to address unmet medical needs for the disease or condition. Fast Track designation applies to the combination of the product candidate and the specific indication for which it is being studied. The sponsor of a Fast Track product candidate has opportunities for more frequent interactions with the review team during product development and, once a BLA is submitted, the application may be eligible for priority review. A Fast Track product candidate may also be eligible for rolling review, where the FDA may consider for review sections of the BLA on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the application, the FDA agrees to accept sections of the application and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the application.

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

Any product candidate submitted to the FDA for marketing, including a product that has received a Fast Track or Breakthrough Therapy designation, may be eligible for other types of FDA programs intended to expedite development and review, such as priority review and accelerated approval. An application seeking marketing approval for a biologic product is eligible for priority review if the biologic has the potential to provide safe and effective therapy where no satisfactory alternative therapy exists or there is potential for a significant improvement in the treatment, diagnosis or prevention of a disease compared to marketed products. The FDA will attempt to direct additional resources to the evaluation of an application for a new biological product designated for priority review in an effort to facilitate the review. Priority review means the FDA’s goal is to take action on an application within six months (compared to 10 months under standard review).

Additionally, product candidates studied for their safety and effectiveness in treating serious or life-threatening illnesses and that provide meaningful therapeutic benefit over existing treatments may be eligible for accelerated approval upon a determination that the product candidate has an effect on a surrogate endpoint that is reasonably likely to predict a clinical benefit, or on a clinical endpoint that can be measured earlier than the irreversible morbidity or mortality that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. As a condition of accelerated approval, the FDA will generally require that the sponsor perform adequate and well-controlled confirmatory clinical trials to verify and describe the anticipated effect on irreversible morbidity or mortality or other clinical benefit, and may require that such confirmatory trials are underway prior to granting any accelerated approvals. Failure to conduct required confirmatory trials in a timely manner, or to confirm a clinical benefit during post-marketing trials, will allow the FDA to withdraw the approved biologic product from the market on an expedited basis. In addition, the FDA currently requires as a condition for accelerated approval pre-approval of promotional materials, which could adversely impact the timing of the commercial launch of the product. Fast Track designation, priority review and accelerated approval do not change the standards for approval but may expedite the development or approval process.

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

Post-Approval Requirements

Once a BLA is approved, a product will be subject to rigorous and extensive FDA regulation including, among other things, requirements relating to recordkeeping, periodic reporting, product sampling and distribution, adverse event reporting and advertising, manufacturing, and marketing and promotion. Biological products may be marketed only for the approved indications and in accordance with the provisions of the approved labeling. While physicians may prescribe a product for uses in patient populations that are not described in the product’s approved labeling, or “off-label” uses, manufacturers may only promote a product for the approved indications and in accordance with the provisions of the approved label of such product. However, companies may share truthful and not misleading information that is otherwise consistent with a product’s FDA approved labeling. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of “off-label” uses, and a company that is found to have improperly promoted “off-label” uses may be subject to significant liability.

After approval, most changes to the approved product, such as adding new indications or other labeling claims, are subject to prior FDA review and approval. There also are continuing user fee requirements, under which the FDA assesses an annual program fee for each product identified in an approved BLA. Manufacturers are also required to comply with applicable requirements in the cGMP regulations, including quality control and quality assurance and maintenance of records and documentation. Other post-approval requirements applicable to biological products, include reporting of cGMP deviations that may affect the identity, potency, purity and overall safety of a distributed product, record-keeping requirements, reporting of adverse effects, reporting updated safety and efficacy information, and complying with electronic record and signature requirements.

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

Other legislative changes have been proposed and adopted since the ACA was enacted, including aggregate reductions of Medicare payments to providers, which was temporarily suspended from May 1, 2020 through March 31, 2022, and reduced payments to several types of Medicare providers.  Moreover, there has recently been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. On August 16, 2022, the Inflation Reduction Act of 2022, or IRA, was signed into law. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Secretary of the Department of Health and Human Services, or HHS, to implement many of these provisions through guidance, as opposed to regulation, for the initial years. On August 29, 2023, HHS announced the list of the first ten drugs that will be subject to price negotiations, although the Medicare drug price negotiation program is currently subject to legal challenges. While the impact of the IRA on the pharmaceutical industry cannot yet be fully determined, it is likely to be significant. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

U.S. Data Privacy and Security Laws

In the United States, numerous federal and state laws and regulations, including data breach notification laws, health information privacy and security laws, including the Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, and regulations promulgated thereunder, or collectively, HIPAA, and federal and state and consumer protection laws and regulations (e.g., Section 5 of the Federal Trade Commission Act), govern the collection, use, disclosure, and protection of health-related and other personal information could apply to our operations or the operations of our partners. In addition, certain state laws, such as the California Consumer Privacy Act, as amended by the California Privacy Rights Act, or collectively, the CCPA, govern the privacy and security of personal information, including health-related information in certain circumstances, some of which are more stringent than HIPAA and many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. Failure to comply with these laws, where applicable, can result in the imposition of significant civil and/or criminal penalties and private litigation. Privacy and security laws, regulations, and other obligations are constantly evolving, may conflict with each other to make compliance efforts more challenging, and can result in investigations, proceedings, or actions that lead to significant penalties and restrictions on data processing.

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

Government Regulation Outside of the United States

In addition to regulations in the United States, we may be subject to a variety of regulations in other jurisdictions, for instance in the UK or EU, governing, among other things, clinical trials, marketing authorizations, or MA, post-MA requirements and any commercial sales and distribution of our products. Because biologically sourced raw materials are subject to unique contamination risks, their use may be restricted in some countries. In addition, ethical, social and legal concerns about gene therapy, genetic testing, genetic research and gene-editing technology, could result in additional regulations restricting or prohibiting the processes we may use.

Whether or not we obtain FDA approval of a product, we must obtain the requisite approvals from regulatory authorities in foreign countries prior to the commencement of clinical trials or marketing of the product in those countries. The requirements and process governing the conduct of clinical trials, product licensing, pricing, promotion and reimbursement vary from country to country. Approval by one regulatory authority does not ensure approval by regulatory authorities in other jurisdictions. If we fail to comply with applicable foreign regulatory requirements, we may be subject to, among other things, fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution.

Non-Clinical Studies and Clinical Trials

Similar to the United States, the various phases of non-clinical and clinical research abroad are subject to significant regulatory controls.

Non-clinical studies are performed to demonstrate the health or environmental safety of new chemical or biological substances. Non-clinical (pharmaco-toxicological) studies must be conducted in compliance with the principles of GLP, as set forth in EU Directive 2004/10/EC (unless otherwise justified for certain particular medicinal products, e.g., radio-pharmaceutical precursors for radio-labeling purposes). In particular, non-clinical studies, both in vitro and in vivo, must be planned, performed, monitored, recorded, reported and archived in accordance with the GLP principles, which define a set of rules and criteria for a quality system for the organizational process and the conditions for non-clinical studies. These GLP standards reflect the Organization for Economic Co-operation and Development requirements.

Clinical trials of medicinal products in the EU must be conducted in accordance with EU and national regulations and the International Council for Harmonization of Technical Requirements for Human Use, or ICH, guidelines on GCPs, as well as the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki. Additional GCP guidelines from the European Commission, focusing in particular on traceability, apply to clinical trials of advanced therapy medicinal products, or ATMPs. If the sponsor of the clinical trial is not established within the EU, it must appoint an EU entity within the EU to act as its legal representative. The sponsor must take out a clinical trial insurance policy, and in most EU member states, the sponsor is liable to provide ‘no fault’ compensation to any study subject injured in the clinical trial.

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

The CTR foresees a three-year transition period. The extent to which ongoing and new clinical trials will be governed by the CTR varies. Clinical trials for which an application was submitted (i) prior to January 31, 2022 under the EU Clinical Trials Directive, or (ii) between January 31, 2022 and January 31, 2023 and for which the sponsor has opted for the application of the EU Clinical Trials Directive remain governed by the said Directive until January 31, 2025. After this date, all clinical trials (including those which are ongoing) will become subject to the provisions of the CTR.

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

Marketing Authorizations

In the EU, medicinal products can only be placed on the market after obtaining an MA. To obtain regulatory approval of an investigational chemical or biological product in the EU, we must submit a marketing authorization application, or MAA. The process for doing this depends, among other things, on the nature of the medicinal product. There are two types of MAs – “Centralized MAs” and “National MAs.”

“Centralized MAs” are issued by the European Commission through the centralized procedure, based on the opinion of the CHMP of the EMA, and are valid across the entire territory of the EU. The centralized procedure is compulsory for certain types of product candidates, such as: (i) medicinal products derived from biotechnology processes, such as genetic engineering, (ii) medicinal products containing a new active substance indicated for the treatment of certain diseases, such as HIV/AIDS, cancer, diabetes, neurodegenerative or autoimmune diseases, and other immune dysfunctions and viral diseases, (iii) designated orphan medicines and (iv) ATMPs, such as gene therapy, somatic cell therapy or tissue-engineered medicines. The centralized procedure is optional for product candidates containing a new active substance not yet authorized in the EU, or for product candidates that constitute a significant therapeutic, scientific or technical innovation or which are in the interest of public health in the EU.

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

MAs have an initial duration of five years. After these five years, the authorization may be renewed on the basis of a reevaluation of the risk-benefit balance. Once renewed, the MA is valid for an unlimited period unless the European Commission or the national competent authority decides, on justified grounds relating to pharmacovigilance, to proceed with one additional five-year renewal

In exceptional cases, the CHMP might perform an accelerated review of an MAA in no more than 150 days (not including clock stops). Innovative products that target an unmet medical need and are expected to be of major public health interest may be eligible for a number of expedited development and review programs, such as the Priority Medicine, or PRIME, scheme, which provides incentives similar to the Breakthrough Therapy designation in the U.S. PRIME is a voluntary scheme aimed at enhancing the EMA’s support for the development of medicines that target unmet medical needs. It is based on increased interaction and early dialogue with companies developing promising medicines, to optimize their product development plans and speed up their evaluation to help them reach patients earlier. Product developers that benefit from PRIME designation can expect to be eligible for accelerated assessment but this is not guaranteed. Many benefits accrue to sponsors of product candidates with PRIME designation, including but not limited to, early and proactive regulatory dialogue with the EMA, frequent discussions on clinical trial designs and other development program elements, and accelerated MAA assessment once a dossier has been submitted. Importantly, a dedicated contact and rapporteur from the CHMP is appointed early in the PRIME scheme facilitating increased understanding of the product at EMA’s committee level. An initial meeting initiates these relationships and includes a team of multidisciplinary experts at the EMA to provide guidance on the overall development and regulatory strategies.

Moreover, in the EU, the European Commission may grant a so-called “conditional MA” prior to obtaining the comprehensive clinical data required for a full MA. Such conditional MAs may be granted for product candidates (including medicines designated as orphan medicinal products), if (i) the risk-benefit balance of the product candidate is positive, (ii) it is likely that the applicant will be in a position to provide the required comprehensive clinical trial data, (iii) the product fulfills an unmet medical need and (iv) the benefit to public health of the immediate availability on the market of the medicinal product concerned outweighs the risk inherent in the fact that additional data are still required. A conditional MA may contain specific obligations to be fulfilled by the MA holder, including obligations with respect to the completion of ongoing or new studies, and with respect to the collection of pharmacovigilance data. Conditional MAs are valid for one year, and may be renewed annually, if the risk-benefit balance remains positive, and after an assessment of the need for additional or modified conditions and/or specific obligations. The MA can be converted into a standard MA once the MA holder fulfils the obligations that were imposed and the complete data confirm that the medicine’s benefits continue to outweigh its risks. The timelines for the centralized procedure described above also apply with respect to the review by the CHMP of applications for a conditional MA.

The European Commission may also grant a so-called “marketing authorization under exceptional circumstances.” Such MA is intended for products for which the applicant can demonstrate that it is unable to provide comprehensive data on the efficacy and safety under normal conditions of use even after the product has been authorized, because the indications for which the product in question is intended are encountered so rarely that the applicant cannot reasonably be expected to provide comprehensive evidence, or in the present state of scientific knowledge, comprehensive information cannot be provided, or it would be contrary to generally accepted principles of medical ethics to collect such information. Consequently, MAs under exceptional circumstances may be granted subject to certain specific obligations, which may include the following:

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

Data and Marketing Exclusivity

The EU also provides opportunities for market exclusivity. Upon receiving MA, reference products generally receive eight years of data exclusivity and an additional two years of market exclusivity. If granted, data exclusivity prevents generic or biosimilar applicants from relying on the preclinical and clinical trial data contained in the dossier of the reference product when applying for a generic or biosimilar MA in the EU during a period of eight years from the date on which the reference product was first authorized in the EU. The market exclusivity period prevents a successful generic or biosimilar applicant from commercializing its product in the EU until ten years have elapsed from the initial MA of the reference product in the EU. The overall ten-year market exclusivity period may be extended to a maximum of eleven years if during the first eight years of those ten years, the MA holder obtains an authorization for one or more new therapeutic indications, which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit over existing therapies. However, there is no guarantee that a product will be considered by the EU regulatory authorities to be a new chemical or biological entity, and products may not qualify for data exclusivity.

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

Orphan Medicinal Products

The criteria for designating an “orphan medicinal product” in the EU are similar in principle to those in the United States. A medicinal product may be designated as orphan if its sponsor can establish that (1) the product is intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition; (2) either (a) such condition affects no more than five in 10,000 persons in the EU when the application is made, or (b) the product, without the benefits derived from orphan status, would not generate sufficient return in the EU to justify the necessary investment; and (3) there exists no satisfactory method of diagnosis, prevention or treatment of such condition authorized for marketing in the EU, or if such a method exists, the product will be of significant benefit to those affected by the condition.

Orphan designation entitles a party to incentives such as reduction of fees or fee waivers, protocol assistance, and access to the centralized MA procedure. The application for orphan designation must be submitted before the MAA. The applicant will receive a fee reduction for the MAA if the orphan designation has been granted, but not if the designation is still pending at the time the MA is submitted. Upon grant of an MA and assuming the requirement for orphan designation are also met at the time the MA is granted, orphan medicinal products are entitled to a ten-year period of market exclusivity for the approved therapeutic indication, which means that regulatory authorities cannot accept another MA or grant an MA or accept an application to extend an existing MA in respect of a similar medicinal product for the same indication for a period of ten years. The period of market exclusivity is extended by two years for orphan medicinal products that have also complied with an agreed pediatric investigation plan, or PIP. Orphan designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.

The ten-year market exclusivity may be reduced to six years if, at the end of the fifth year, it is established that the product no longer meets the criteria for which it received orphan designation, including where it is shown that the product is sufficiently profitable not to justify maintenance of market exclusivity or where the prevalence of the condition has increased above the orphan designation threshold. Additionally, an MA may be granted to a similar product for the same indication at any time if (1) the second applicant can establish that its product, although similar, is safer, more effective or otherwise clinically superior, (2) the applicant consents to a second orphan medicinal product application; or (3) the applicant cannot supply enough orphan medicinal product.

Pediatric Development

In the EU, MAAs for new medicinal products have to include the results of trials conducted in the pediatric population, in compliance with a PIP agreed with the EMA’s Pediatric Committee, or PDCO. The PIP sets out the timing and measures proposed to generate data to support a pediatric indication of the product candidate for which an MA is being sought. The PDCO can grant a deferral of the obligation to implement some or all of the measures of the PIP until there are sufficient data to demonstrate the efficacy and safety of the product in adults. Further, the obligation to provide pediatric clinical trial data can be waived by the PDCO when these data are not needed or appropriate because the product is likely to be ineffective or unsafe in children, the disease or condition for which the product is intended occurs only in adult populations, or when the product does not represent a significant therapeutic benefit over existing treatments for pediatric patients. Once the MA is obtained in all EU member states and study results are included in the product information, even when negative, the product is eligible for a six-months supplementary protection certificate extension (if any is in effect at the time of approval) or, in the case of orphan medicinal products, a two year extension of the orphan market exclusivity is granted.

Post-Approval Requirements

Similar to the United States, both MA holders and manufacturers of medicinal products are subject to comprehensive regulatory oversight by the EMA, the European Commission and/or the competent regulatory authorities of the member states. The holder of an MA must establish and maintain a pharmacovigilance system and appoint an individual qualified person for pharmacovigilance who is responsible for the establishment and maintenance of that system, and oversees the safety profiles of medicinal products and any emerging safety concerns. Key obligations include expedited reporting of suspected serious adverse reactions and submission of periodic safety update reports, or PSURs.

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

Healthcare Reform

Political, economic and regulatory developments are occurring in the EU and may affect the ability of pharmaceutical companies to profitably commercialize their products, once approved. In addition to continuing pressure on prices and cost containment measures, legislative developments at the EU or member state level may result in significant additional requirements or obstacles. The delivery of healthcare in the EU, including the establishment and operation of health services and the pricing and reimbursement of medicines, is almost exclusively a matter for national, rather than EU, law and policy. National governments and health service providers have different priorities and approaches to the delivery of health care and the pricing and reimbursement of products in that context. In general, however, the healthcare budgetary constraints in most EU member states have resulted in restrictions on the pricing and reimbursement of medicines by relevant health service providers. Coupled with ever-increasing EU and national regulatory burdens on those wishing to develop and market products, this could restrict or regulate post-approval activities and affect the ability of pharmaceutical companies to commercialize their products. In international markets, reimbursement and healthcare payment systems vary significantly by country, and many countries have instituted price ceilings on specific products and therapies.

In the EU, potential reductions in prices and changes in reimbursement levels could be the result of different factors, including reference pricing systems, parallel distribution and parallel trade. It could also result from the application of external reference pricing mechanisms, which consist of arbitrage between low-priced and high-priced countries. Reductions in the pricing of medicinal products in one EU member state could affect the price in other EU member states.

Health Technology Assessment, or HTA, of medicinal products in the EU is an essential element of the pricing and reimbursement decision-making process in a number of EU member states. The outcome of HTA has a direct impact on the pricing and reimbursement status granted to the medicinal product. A negative HTA by a leading and recognized HTA body concerning a medicinal product could undermine the prospects to obtain reimbursement for such product not only in the EU member state in which the negative assessment was issued, but also in other EU member states.

In 2011, Directive 2011/24/EU was adopted at the EU level. This Directive establishes a voluntary network of national authorities or bodies responsible for HTA in the individual EU member states. The network facilitates and supports the exchange of scientific information concerning HTAs. Further to this, on December 13, 2021, Regulation No 2021/2282 on HTA, amending Directive 2011/24/EU, was adopted. While the Regulation entered into force in January 2022, it will only begin to apply from January 2025 onwards, with preparatory and implementation-related steps to take place in the interim. Once applicable, it will have a phased implementation depending on the concerned products. The Regulation intends to boost cooperation among EU member states in assessing health technologies, including new medicinal products, and provide the basis for cooperation at the EU level for joint clinical assessments in these areas. It will permit EU member states to use common HTA tools, methodologies, and procedures across the EU, working together in four main areas, including joint clinical assessment of the innovative health technologies with the highest potential impact for patients, joint scientific consultations whereby developers can seek advice from HTA authorities, identification of emerging health technologies to identify promising technologies early, and continuing voluntary cooperation in other areas. Individual EU member states will continue to be responsible for assessing non-clinical (e.g., economic, social, ethical) aspects of health technology, and making decisions on pricing and reimbursement.

Brexit and the Regulatory Framework in the United Kingdom

The UK formally left the EU on January 31, 2020, commonly referred to as “Brexit”. Since the end of the Brexit transition period on January 1, 2021, Great Britain (England, Scotland and Wales) has not been directly subject to EU laws, however under the terms of the Protocol on Ireland and Northern Ireland, EU laws have generally applied to Northern Ireland. On February 27, 2023, the UK Government and the European Commission reached a political agreement in the “Windsor Framework” which will revise the Protocol on Ireland and Northern Ireland in order to address some of the perceived shortcomings in its operation. Under the changes, Northern Ireland will be reintegrated under the regulatory authority of the MHRA with respect to medicinal products. The UK Government has confirmed that the Windsor Framework will come into effect on January 1, 2025 at which point the MHRA will be solely responsible for authorizing medicines for the Northern Ireland market.

UK Clinical Trials

It is currently unclear to what extent the UK will seek to align its regulations with the EU. The UK regulatory framework in relation to clinical trials is derived from existing EU legislation (as implemented into UK law, through secondary legislation), and after Brexit, EU laws on clinical trials (including the CTR) are not directly applicable in Great Britain (i.e., the UK excluding Northern Ireland). On January 17, 2022, the MHRA launched an eight-week consultation on reframing the UK legislation for clinical trials which aimed to streamline clinical trials approvals, enable innovation, enhance clinical trials transparency, enable greater risk proportionality, and promote patient and public involvement in clinical trials. The MHRA published its consultation outcome on March 21, 2023 in which it confirmed that it would update the existing legislation. The resulting legislative changes will ultimately determine the extent to which the UK regulations align with the CTR. Under the terms of the Protocol on Ireland and Northern Ireland, provisions of the CTR which relate to the manufacture and import of investigational medicinal products and auxiliary medicinal products currently apply in Northern Ireland.

UK Marketing Authorizations

The MHRA is now the UK’s standalone regulator for MAAs. All existing centralized procedure MAs were automatically converted into UK MAs effective in Great Britain and issued with a UK MA number on January 1, 2021 (unless MA holders opted out of this scheme by January 21, 2021). As a result of the implementation of the Protocol on Ireland and Northern Ireland, centralized procedure MAs remain valid for marketing products in Northern Ireland. Companies established in the UK can no longer use the centralized procedure and instead must follow one of the UK national authorization procedures or one of the remaining post-Brexit international cooperation procedures to obtain an MA to market products in the UK. A new international recognition framework has applied since January 1, 2024, whereby the MHRA will have regard to decisions on the approval of MAs made by the EMA and certain other regulators when determining an application for a new Great Britain MA. Additionally, the ‘Unfettered Access Procedure’ enables MA holders in Northern Ireland to seek recognition in Great Britain. Post Brexit, the MHRA has updated various aspects of the regulatory regime for medicines in the UK, including: introducing the Innovative Licensing and Access Procedure to accelerate the time to market and facilitate patient access for innovative medicines; updates to the UK national approval procedure, introducing a 150-day objective for assessing applications for MAs in the UK, Great Britain and Northern Ireland and a rolling review process for MA applications (rather than a consolidated full dossier submission).

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

For example, the EU General Data Protection Regulation, or GDPR, imposes strict requirements for processing the personal data of individuals within the European Economic Area, or EEA, or in the context of our activities in the EEA. The GDPR allows EU member states to make additional laws and regulations further regulating the processing of genetic, biometric or health data. Failure to comply with the requirements of GDPR and the applicable national data protection laws of the EU member states may result in fines of up to €20 million or up to 4% of the total worldwide annual turnover of a noncompliant undertaking in the preceding financial year, whichever is higher, and other administrative penalties and may expose us to compensation claims from affected individuals.

Further, from January 1, 2021, we are subject to the GDPR and also the UK General Data Protection Regulation, which, together with the amended UK Data Protection Act 2018 (collectively, the UK GDPR), retains the GDPR in UK national law. The UK GDPR mirrors the fines under the GDPR, e.g. fines up to the greater of £17.5 million or 4% of the total worldwide annual turnover of a noncompliant undertaking for the preceding financial year. The European Commission has adopted an adequacy decision in favor of the UK, enabling data transfers from EU member states to the UK without additional safeguards. However, the UK adequacy decision will automatically expire in June 2025 unless the European Commission re-assesses and renews/extends that decision, and it continues to remain under review by the Commission during this period.

Employees

As of December 31, 2023, we had 425 employees, 419 of which are full-time employees. None of our employees is subject to a collective bargaining agreement or represented by a trade or labor union. We consider our relationship with our employees to be good.

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

We are a clinical stage company with limited operating history. We were formed and began operations in 2015. We have never been profitable and do not expect to be profitable in the foreseeable future. We have incurred net losses since inception, including net losses of approximately $84.0 million and $129.6 million for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, we had an accumulated deficit of approximately $554.2 million. Since our inception, we have devoted substantially all of our resources to developing our technology platform, establishing our viral vector manufacturing facilities and plasmid and DNA production facility, developing manufacturing processes, advancing the product candidates in our ophthalmology, salivary gland and neurodegenerative disease programs, research and development activities, building our intellectual property portfolio, organizing and staffing our company, developing our business plans, raising capital, securing debt financing and providing general and administrative support for these operations. We have not yet demonstrated an ability to successfully complete large-scale, pivotal clinical trials, obtain marketing approval, manufacture product at a commercial scale, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Given the length of time typically needed to develop a new drug from the time it enters Phase 1 clinical trials to when it is approved for treating patients, if ever, predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing genetic medicine products.

We expect to continue to incur significant expenses and additional operating losses for the foreseeable future as we seek to advance product candidates through preclinical and clinical development, expand our research, development and manufacturing activities, develop new product candidates, build and expand our intellectual product portfolio, complete clinical trials, seek regulatory approval and, if we receive regulatory approval, commercialize our products. Furthermore, the costs of advancing product candidates into each succeeding clinical phase tend to increase substantially over time, including the ongoing Phase 2 AQUAx2 clinical trial of AAV-hAQP1 for the treatment of patients with radiation-induced xerostomia. In addition, we expect to continue incurring increasing research and development costs associated with our clinical activities for AAV-GAD for the treatment of Parkinson’s disease and research, preclinical and clinical activities for our riboswitch platform. The total costs to advance any of our product candidates to marketing approval in even a single jurisdiction would be substantial. Because of the numerous risks and uncertainties associated with gene therapy product development, we are unable to accurately predict the timing or amount of increased expenses or whether we will be able to begin generating revenue from the commercialization of products or achieve or maintain profitability.

Before we generate any revenue from product sales, each of our programs and product candidates will require additional preclinical and/or clinical development, potential regulatory approval in multiple jurisdictions, manufacturing, building of a commercial organization, substantial investment and significant marketing efforts. Our expenses could increase beyond expectations if we are required by the FDA, MHRA, EMA, or other regulatory authorities to perform preclinical studies and clinical trials in addition to those that we currently anticipate. These risks are further described under “—Risks Related to Discovery, Development, Clinical Testing, Manufacturing and Regulatory Approval” and “—

Risks Related to Commercialization.” As a result, we expect to continue to incur net losses for the foreseeable future. These net losses have had, and will continue to have, an adverse effect on our shareholders’ equity and working capital.

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

There is no guarantee that we will receive in a timely fashion or at all the additional milestone payments contemplated under the Asset Purchase Agreement or the revenues associated with our manufacture of the commercial supply of the RPGR Product under the Supply Agreement.

On December 20, 2023, we and MeiraGTx UK II Limited entered into and consummated the Asset Purchase Agreement with Janssen pursuant to which we sold and assigned to Janssen, and Janssen purchased and assumed, the UCLB RPGR License Agreement relating to the research, development, manufacture and exploitation of the RPGR Product, and other related assets as described in the Asset Purchase Agreement. MeiraGTx UK II Limited and Janssen also entered into a Supply Agreement on December 20, 2023 pursuant to which MeiraGTx UK II Limited, together with its affiliates, will manufacture commercial supply of the RPGR Product for Janssen for an initial term of four years, with Janssen having an option to extend the Supply Agreement for a fifth year upon written notification to us.

Under the Asset Purchase Agreement, Janssen paid us a non-refundable upfront cash purchase price of $65.0 million in December 2023. Additionally, pursuant to and subject to the terms and conditions set forth in the Asset Purchase Agreement, Janssen agreed to pay us future contingent consideration of up to an aggregate of $350.0 million, as follows: (i) a milestone payment of $50.0 million in connection with the achievement of the initiation of the extension study for the Phase 3 LUMEOS clinical trial for the RPGR Product, which milestone was achieved during the first quarter of 2024; (ii) $10.0 million upon completion of certain specified development services for the drug substance for the RPGR Product; (iii) $5.0 million upon completion of certain specified development services for the drug product for the RPGR Product; (iv) $175.0 million upon the first commercial sale of an RPGR Product in the United States; (v) $75.0 million upon the first commercial sale of an RPGR Product in at least one of the United Kingdom, France, Germany, Spain and Italy; (vi) $25.0 million upon completion of the transfer of certain manufacturing technology for drug substance and drug product from us to Janssen; and (vii) $10.0 million upon regulatory approval of a Janssen-selected manufacturing facility in each of the United States and European Union for commercial manufacture of the RPGR Product.

In connection with the sale and assignment of the UCLB RPGR License Agreement relating to the research, development, manufacture and exploitation of the RPGR Product to Janssen, Janssen has control and broad discretion over all aspects of the development and commercialization of the RPGR Product and we will have little, if any, influence over how such activities will be conducted. Janssen will also be responsible for seeking regulatory approval and initiating the first commercial sale in the relevant jurisdictions of the RPGR Product, as well as obtaining regulatory approval of its manufacturing facilities in the relevant jurisdictions for the purposes of conducting commercial manufacture of the RPGR Product. These regulatory approvals and initiation of the first commercial sales in the relevant jurisdictions would entitle us to receive milestone payments up to an aggregate of $260.0 million.  Our receipt of these milestones is dependent on Janssen’s ability to successfully develop and commercialize the RPGR Product and obtain the necessary regulatory approvals for its manufacturing facilities. If these regulatory approvals or commercial sales do not occur in a timely fashion or at all, then such milestone payments, and any revenues we may receive from manufacturing commercial supply of the RPGR Product, may be delayed or we may not receive such payments. Additionally, certain of these milestone based payments are payable upon our achievement of the specified development services, completion of the transfer of certain manufacturing technology to Janssen and our ability to manufacture sufficient commercial supply of the RPGR Product in a timely fashion. In the event we are not successful in completing these activities in a timely fashion or at all, we will not receive the milestone payments associated with the relevant milestone under the Asset Purchase Agreement or receive revenue for commercial supply of the RPGR Product under the Supply Agreement. In each of these circumstances, our anticipated cash inflows from these activities would be reduced or eliminated, which would have an adverse effect on our revenue and financial position.

We will require additional capital to fund our operations, which may not be available on acceptable terms, if at all.

We expect to spend substantial amounts to complete the development of, seek regulatory approvals for and commercialize our product candidates, as well as continue to expand our manufacturing and supply chain capabilities. This will require additional capital, which we may raise through equity offerings, debt financings, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements or other sources. Our ability to raise additional capital when needed has been and may in the future be adversely affected by external factors beyond our control, including changes in the political climate, geopolitical actions, changes in market interest rates, potential reforms and changes to government regulations, the effect of healthcare reform legislation, including those that may limit pricing of pharmaceutical products and drugs, market prices and conditions, prospects for favorable or unfavorable clinical trial results, new product initiatives, the manufacturing and distribution of new products, product safety and efficacy issues, new collaborations and strategic alliances and licensing arrangements. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative effect on our financial condition and our ability to pursue our business strategy. In addition, attempting to secure additional financing has diverted and may in the future divert the time and attention of our management from day-to-day activities and harm our product candidate development efforts. If we are unable to raise capital when needed or on acceptable terms, we would be forced to delay, reduce or eliminate certain of our research and development programs.

Our operations have consumed significant amounts of cash since inception. As of December 31, 2023, our cash and cash equivalents were $129.6 million. In addition, we received a milestone payment of $50.0 million in the first quarter of 2024 from Janssen and expect to receive $10.1 million from receivables which we expect to collect in the first quarter of 2024 from Janssen in connection with the Collaboration Agreement. Based on our cash, cash equivalents and accounts receivable – related party at December 31, 2023 and the near-term milestone payments we have received and expect to receive under the Asset Purchase Agreement, we estimate that such funds will be sufficient to enable us to fund our operating expenses and capital expenditure requirements into the first quarter of 2026. This estimate does not include the $285.0 million in milestones we are eligible to receive under the Asset Purchase Agreement upon first commercial sale of an RPGR Product in the United States and in at least one of the United Kingdom, France, Germany, Spain and Italy, for completion of the transfer of certain manufacturing technology to Janssen and upon regulatory approval of a Janssen-selected manufacturing facility in each of the United States and European Union for commercial manufacture of the RPGR Product. This estimate is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances could cause us to spend more than expected or consume capital significantly faster than we currently anticipate, such as inflation or other factors that may significantly increase our business costs. Because the length of time and activities associated with successful development of our product candidates is uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:

●	the progress, timing, costs and results of our clinical development for our radiation-induced xerostomia product candidate, AAV-hAQP1, and for our product candidate for the treatment of Parkinson’s disease, AAV-GAD;
●	the progress, timing, costs and results of our ongoing clinical development for our CNGB3 achromatopsia gene therapy product candidate, AAV-CNGB3, for our CNGA3 achromatopsia gene therapy product candidate, AAV-CNGA3, for our RPE65-associated retinal dystrophy product candidate, AAV-RPE65, and to continue to conduct our ongoing natural history studies for IRDs;

●	the development of our product candidate for the treatment of ALS, AAV-UPF1, for our product candidate for the treatment of xerostomia associated with Sjogren’s syndrome, AAV-hAQP1, and our product candidate for the treatment of neovascular age related macular degeneration, or wet AMD;
●	the development of our potentially transformative gene regulation technology designed to precisely and specifically control gene therapy expression levels via dose-response to orally delivered small molecules;
●	the extent to which we receive the milestone payments under the Asset Purchase Agreement with Janssen;
●	continuing our current research programs and our preclinical development of product candidates from our current research programs;
●	seeking to identify, assess, acquire and/or develop additional research programs and additional product candidates;
●	the preclinical testing and clinical trials for any product candidates we identify and develop;
●	the outcome, timing and cost of meeting regulatory requirements established by the FDA, MHRA, EMA and other regulatory authorities;
●	the cost of expanding and protecting our intellectual property portfolio, including filing, prosecuting, defending and enforcing our patent claims and other intellectual property rights;
●	the cost of defending potential intellectual property disputes, including patent infringement actions brought by third parties against us or any of our product candidates;
●	the effect of competing technological and market developments;
●	the cost of further developing and scaling our manufacturing facilities and processes;
●	the cost and timing of completion of commercial-scale manufacturing facilities and activities;
●	the cost of making royalty, milestone or other payments under current and any future in-license agreements;
●	our ability to establish and maintain strategic collaborations, licensing or other agreements and the financial terms of such agreements;
●	the extent to which we in-license or acquire rights to other products, product candidates and technologies;
●	the cost of establishing sales, marketing and distribution capabilities for our product candidates in regions where we choose to commercialize our products; and
●	the initiation, progress, timing and results of our commercialization of our product candidates, if approved for commercial sale.

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

On August 2, 2022, we, as borrower, and our wholly-owned subsidiaries MeiraGTx UK II Limited and MeiraGTx Ireland DAC, as guarantors (the “Subsidiary Guarantors”), entered into a senior secured financing arrangement (the “Financing Agreement”) by and among us, the Subsidiary Guarantors, the lenders and other parties from time to time party thereto and Perceptive Credit Holdings III, LP, as administrative agent and lender (“Perceptive”). On December 19, 2022, the Financing Agreement was converted to a notes purchase agreement and guaranty (as converted, the “Notes Purchase Agreement”) between the same parties and under substantially the same terms and conditions as the Financing Agreement, subject to certain customary note constitution terms. On August 10, 2023, the same parties entered into a Consent and Amendment to Amended and Restated Notes Purchase Agreement and Guaranty (the “First Consent and Amendment”), which amends the Notes Purchase Agreement. The Notes Purchase Agreement provides for an initial $75.0 million notes issuance (the “Tranche 1 Notes”). Pursuant to the First Consent and Amendment, we may request in our sole discretion, and Perceptive has agreed to subscribe to purchase upon such request, an additional $25.0 million notes issuance (the “Tranche 2 Notes”, together with the Tranche 1 Notes, the “Notes”) at any time before August 2, 2024, subject to the terms of the Notes Purchase Agreement. Previously, the Company’s request for issuance of the Tranche 2 Notes was to be determined at Perceptive’s sole discretion. The Notes incur interest, subject to certain provisions therein, at a fluctuating rate per annum equal to 10.00% plus the secured overnight financing rate administered by the Federal Reserve Bank of New York for a one-month tenor, subject to a 1.00% floor. The Notes Purchase Agreement matures on August 2, 2026 and is interest-only during the term. The Notes Purchase Agreement also contains various restrictions and covenants, including, among other things, covenants regarding the incurrence of additional indebtedness, limitations on liens, limitations on certain investments, limitations on making distributions, dividends and other payments, mergers, consolidations and acquisitions, dispositions of assets, maintenance of at least $3.0 million in a U.S. bank account, transactions with affiliates, changes to governing documents, changes to certain agreements and leases and changes in control. Our obligations under the Notes Purchase Agreement are secured by our London, UK and Shannon, Ireland manufacturing facilities, $3.0 million of our cash and the bank accounts of the Subsidiary Guarantors, and the issued and outstanding equity interests of the Subsidiary Guarantors.

There can be no assurance that our cash and cash equivalents available under the Notes Purchase Agreement and under any future financings, together with any funds generated by our operations, will be sufficient to satisfy our debt payment obligations. Our inability to generate funds, obtain financing sufficient to satisfy our debt payment obligations or remain in compliance with the debt covenants may result in such obligations being accelerated by our lenders, which would likely have a material adverse effect on our business, financial condition and results of operations.

The covenants may restrict our current and future operations, particularly our ability to respond to certain changes in our business or industry, or take future actions. Additionally, our ability to comply with these restrictive covenants may be impacted by events beyond our control, such as economic conditions or major central bank policy actions. Our Notes

Purchase Agreement provides that our breach or failure to satisfy certain covenants constitutes an event of default. Upon the occurrence of an event of default, in addition to an increase in the rate of interest on the Notes of 3% per annum, Perceptive could elect to declare all amounts outstanding thereunder to be immediately due and payable, proceed against the assets we provided as collateral, and, if such debt were accelerated, we may not have sufficient cash on hand or be able to sell sufficient collateral to repay it, which would have an immediate adverse effect on our business and operating results. This could potentially cause us to cease operations and result in a complete loss of your investment in our ordinary shares.

Our review of potential strategic transactions may not result in an executed or consummated transaction or other strategic alternative and may not result in anticipated benefits to us or our shareholders, and the process of reviewing strategic transactions or its conclusion could be disruptive and distracting to our business operations and management.

In October 2023, we announced that we had been approached by multiple parties with strategic interest in certain of our assets, and that we were actively pursuing these options. In October 2023 and December 2023 we announced transactions with Sanofi and Janssen, respectively, as described above. We have, and may continue to, opportunistically identify and evaluate strategic opportunities regarding our assets. There can be no assurance that we will be successful in our efforts to pursue or advance such options, or identify similar opportunities, or that any potential transaction would be consummated or, if consummated, will provide the anticipated benefits to us or otherwise enhance shareholder value. Any such potential transaction would be dependent upon a number of factors beyond our control, including, without limitation, market conditions, industry trends, the interest of third parties in our assets and whether the terms of any strategic transaction would be acceptable to us. The process of reviewing potential strategic alternatives is time consuming and may be distracting and disruptive to our business operations and long-term planning, which may cause concern to our current or potential customers, employees, investors, strategic partners and other constituencies and may have a material impact on our business and operating results or result in increased volatility in our share price.

We are heavily dependent on the success of our product candidates, which are still in development, and if none of them receive regulatory approval or are successfully commercialized, our business may be harmed.

Our future success and ability to generate product revenue is substantially dependent on our ability to successfully develop, manufacture, obtain regulatory approval for and successfully commercialize our product candidates. We currently have no products that are approved for commercial sale and may never be able to develop marketable products. We have invested and expect to continue to invest a meaningful portion of our efforts and expenditures over the next few years in the development of AAV-hAQP1, AAV-GAD, AAV-CNGB3, AAV-CNGA3, AAV-RPE65 and our riboswitch gene regulation technology platform, which will require additional clinical development, management of clinical and manufacturing activities, regulatory approval in multiple jurisdictions, manufacturing sufficient supply, building of a commercial organization, substantial investment and significant marketing efforts before we can generate any revenues from any commercial sales. We cannot be certain that our product candidates will be successful in clinical trials, receive regulatory approval or be successfully commercialized even if we receive regulatory approval. Even if we receive approval to market our product candidates from the FDA, MHRA or other regulatory bodies, we cannot be certain that our product candidates will be successfully commercialized by us or our collaborators, widely accepted in the marketplace or more effective than other commercially available alternatives. Additionally, the research, testing, manufacturing, labeling, approval, sale, marketing and distribution of gene therapy products are and will remain subject to extensive and evolving regulation by the FDA, MHRA and other regulatory authorities. We are not permitted to market our product candidates in the United States until they receive approval of a biologics license application, or BLA, from the FDA, we cannot market them in the UK or EU until we receive approval for an MA, from the MHRA or European Commission, respectively, and we cannot market them in other countries until we receive any other required regulatory approval in those countries.

Because some of our product candidates are based on similar technology, if any of our product candidates show unexpected adverse events or a lack of efficacy in the indications we intend to treat, or if we experience other regulatory or developmental issues, our development plans and business could be significantly harmed. Further, competitors may be developing products with similar technology and may experience problems with their products that could identify problems that would potentially harm our business.

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

The regulatory requirements that will govern any novel gene therapy product candidates we develop are not entirely clear and may change. Within the broader genetic medicine field, very few therapeutic products have received MA from the FDA, MHRA and European Commission. Even with respect to more established products that fit into the categories of gene therapies or cell therapies, the regulatory landscape is still developing. Regulatory requirements governing gene therapy products and cell therapy products have changed frequently and will likely continue to change in the future. Moreover, there is substantial, and sometimes uncoordinated, overlap in those responsible for regulation of existing gene therapy products and cell therapy products, which could impact the timing and cost of any regulatory approval. For example, in the United States, the FDA has established the Office of Therapeutic Products within its Center for Biologics Evaluation and Research, or CBER, to consolidate the review of gene therapy and related products, and the Cellular, Tissue and Gene Therapies Advisory Committee to advise CBER on its review. Gene therapy clinical trials may also be subject to review and oversight by an institutional biosafety committee and/or an institutional review board, or IRB, which are local institutional committees or boards, as applicable, that review, approve and oversee basic and clinical research conducted at the institution participating in the clinical trial.

In the EU, the EMA’s Committee for Advanced Therapies, or CAT, is responsible for assessing the quality, safety, and efficacy of ATMPs. ATMPs include gene therapy medicines, somatic-cell therapy medicines and tissue-engineered medicines. The role of the CAT is to prepare a draft opinion on an application for MA for a gene therapy medicinal candidate that is submitted to the EMA. In the EU, the development and evaluation of a gene therapy product must be considered in the context of the relevant EU guidelines. The EMA may issue new guidelines concerning the development and MA for gene therapy products and require that we comply with these new guidelines. As a result, the procedures and standards applied to gene therapy products and cell therapy products may be applied to any gene therapy product candidate we may develop, but that remains uncertain at this point.

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

Adverse developments in preclinical studies or clinical trials conducted by others in the field of gene therapy and gene regulation products may cause the FDA, MHRA and other regulatory bodies to revise the requirements for approval of any product candidates we may develop or limit the use of products utilizing gene regulation technologies, either of which could harm our business. In addition, the clinical trial requirements of the FDA, MHRA and other regulatory authorities and the criteria these regulators use to determine the safety and efficacy of a product candidate vary substantially according to the type, complexity, novelty, and intended use and market of the potential products. The regulatory approval process for product candidates such as ours can be more expensive and take longer than for other, better known, or more extensively studied pharmaceutical or other product candidates. Further, as we are developing novel treatments for diseases or conditions in which there may be limited clinical experience with novel endpoints and methodologies, there is heightened risk that the FDA, MHRA, EMA or other regulatory bodies may not consider the clinical trial endpoints we pursue to provide clinically meaningful results, and the resulting clinical data and results may be more difficult to analyze. The prospectively designed natural history studies with the same endpoints as our corresponding clinical trials may not be accepted by the FDA, MHRA, EMA or other regulatory authorities. Regulatory agencies administering existing or future regulations or legislation may not allow production and marketing of products utilizing gene regulation technology in a timely manner or under technically or commercially feasible conditions. In addition, regulatory action or private litigation could result in expenses, delays, or other impediments to our research programs or the commercialization of resulting products.

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

To date, we have not completed any clinical development programs required for the approval of any of our product candidates. Although we are currently conducting several clinical development programs, we may experience delays in conducting any clinical trials and we do not know whether our ongoing and future clinical trials will begin on time, need to be redesigned, be able to recruit and enroll patients on time or be completed on schedule, or at all. Events that may prevent successful or timely completion of clinical development include:

●	inability to generate sufficient preclinical, toxicology, or other in vivo or in vitro data to support the initiation of clinical trials;
●	delays in sufficiently developing, characterizing or controlling a manufacturing process suitable for advanced clinical trials;
●	delays in developing suitable assays for screening patients for eligibility for trials with respect to certain product candidates;
●	delays in reaching consensus with the FDA, MHRA or other regulatory authorities as to the design or implementation of our clinical trials and obtaining regulatory allowance or approval to commence a clinical trial;
●	inability to reach an agreement on acceptable terms with clinical trial sites or prospective contract research organizations, or CROs, the terms of which can be subject to extensive negotiation and may vary significantly among different clinical trial sites;
●	our inability to recruit and train clinical trial investigators with the appropriate competencies and experience to conduct the clinical trials, administer our product candidates and oversee clinical trial staff;
●	delays in obtaining IRB or ethics committee approval or positive opinion at each site;
●	inability to recruit suitable patients to participate in a clinical trial;
●	inability to develop and validate any companion diagnostic we may decide to use in connection with a clinical trial, if applicable;
●	delays in sufficiently developing, designing and manufacturing equipment or medical devices used to administer our product candidates in our clinical trials, if applicable;
●	patients not completing a clinical trial or returning for post-treatment follow-up;
●	clinical sites, CROs, or other third parties deviating from trial protocol or dropping out of a trial;
●	failures to conduct clinical trials in accordance with good clinical practice, or GCP, requirements, or other applicable regulatory guidelines;

●	addressing patient safety concerns that arise during the course of a trial, including occurrence of adverse events associated with the product candidate;
●	having an insufficient number of clinical trial sites; or
●	inability to manufacture sufficient quantities of our product candidates for use in clinical trials, or to manufacture such product candidates to acceptable quality standards.

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

Our product candidates will require extensive clinical testing before we are prepared to submit a BLA or MAA for regulatory approval. We cannot predict with any certainty if or when we might complete the clinical development for our product candidates and submit a BLA or MAA for regulatory approval of any of our product candidates or whether any such BLA or MAA will be approved. We may also seek feedback from the FDA, MHRA, EMA or other regulatory authorities on our clinical development program, and the FDA, MHRA, EMA or such regulatory authorities may not provide such feedback on a timely basis, or such feedback may not be favorable, which could further delay our development programs.

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

In addition, the FDA’s and other regulatory authorities’ policies with respect to clinical trials may change and additional government regulations may be enacted. For instance, the regulatory landscape related to clinical trials in the EU recently evolved. The CTR adopted in April 2014 became applicable on January 31, 2022 and repeals the EU Clinical Trials Directive. While the EU Clinical Trials Directive required a separate CTA to be submitted in each member state in which the clinical trial takes place, to both the competent national health authority and an independent ethics committee, the CTR introduces a centralized process and only requires the submission of a single application for multi-center trials. The CTR allows sponsors to make a single submission to both the competent authority and an ethics committee in each member state, leading to a single decision per member state. The assessment procedure of the CTA has been harmonized as well, including a joint assessment by all member states concerned, and a separate assessment by each member state with respect to specific requirements related to its own territory, including ethics rules. Each member state’s decision is communicated to the sponsor via the centralized EU portal. Once the CTA is approved, clinical study development may proceed. The CTR foresees a three-year transition period. The extent to which ongoing and new clinical trials will be governed by the CTR varies. Clinical trials for which an application was submitted (i) prior to January 31, 2022 under the EU Clinical Trials Directive, or (ii) between January 31, 2022 and January 31, 2023 and for which the sponsor has opted for the application of the EU Clinical Trials Directive remain governed by said Directive until January 31, 2025. After this date, all clinical trials (including those which are ongoing) will become subject to the provisions of the CTR. Compliance with the CTR requirements by us and our third-party service providers, such as CROs, may impact our development plans.

It is currently unclear to what extent the UK will seek to align its regulations with the EU. The UK regulatory framework in relation to clinical trials is derived from existing EU legislation (as implemented into UK law, through secondary legislation). On January 17, 2022, the MHRA launched an eight-week consultation on reframing the UK legislation for clinical trials, which aimed to streamline clinical trials approvals, enable innovation, enhance clinical trials transparency, enable greater risk proportionality, and promote patient and public involvement in clinical trials. The MHRA published its consultation outcome on March 21, 2023 in which it confirmed that it would update the existing legislation.  The resulting legislative changes, which are yet to be published, will ultimately determine the extent to which the UK regulations align with the (EU) CTR. Under the terms of the Protocol on Ireland and Northern Ireland, provisions of the (EU) CTR which relate to the manufacture and import of investigational medicinal products and auxiliary medicinal products currently apply in Northern Ireland. A decision by the UK not to closely align its regulations with the new approach adopted in the EU may have an effect on the cost of conducting clinical trials in the UK as opposed to other countries.

If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies governing clinical trials, our development plans may also be impacted.

Pandemics, epidemics or outbreaks of an infectious disease have impacted and may in the future materially and adversely impact our business, including our preclinical studies, clinical trials, manufacturing capabilities and regulatory approvals.

We have and may in the future experience disruptions from pandemics, epidemics or outbreaks of an infectious disease that could severely impact our business, preclinical studies, clinical trials and laboratory and manufacturing activities, including, for example, delays or difficulties in enrolling patients in our clinical trials, delays or difficulties in clinical site initiation, including difficulties in recruiting clinical site investigators and clinical site staff, diversion of healthcare resources away from the conduct of clinical trials, interruption of key clinical trial activities due to limitations on travel imposed or recommended by regulatory authorities or others, interruption or delays in the operations of the FDA, MHRA, EMA or other regulatory authorities, interruption of, or delays in, the manufacturing of our product candidates, interruptions in preclinical studies due to restricted or limited operations at our laboratory facilities, limitations on employee resources that would otherwise be focused on the conduct of our preclinical studies and clinical trials, and interruption or delays to our sourced discovery and clinical activities. For example, as a result of the COVID-19 pandemic, we restricted onsite activities and also experienced some delays in enrolling, treating and monitoring patients in our clinical trials, as well as limited disruptions to our supply chain.

The extent to which any future outbreaks or any variants of COVID-19 or another pandemic may impact our business, preclinical studies, clinical trials and laboratory and manufacturing activities will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the duration of any pandemic, the timing, distribution and effectiveness of vaccines, vaccination rates, travel restrictions and physical distancing requirements in the countries where we do business, business closures or business disruptions, and the effectiveness of actions taken in the countries where we do business to contain and treat any such disease, respond to the reduction in global economic activity and resume normal economic and operating conditions. If we or any of the third parties with whom we engage experience prolonged shutdowns or other business disruptions, our ability to conduct our business in the manner and on the timelines presently planned could be materially and negatively impacted. Furthermore, the magnitude of the economic impact of any pandemic including sustained inflation, supply chain disruptions, and major central bank policy actions may result in significant disruption of global financial markets, which could materially affect our performance, financial condition, results of operations, and cash flows, as well as our ability to raise additional capital. Additionally, major central bank policy actions may have a negative impact on our payment obligations under the Note Purchase Agreement.

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

More restrictive government regulations or negative public opinion would have a negative effect on our business or financial condition and may delay or impair the development and commercialization of our product candidates or demand for any products once approved. For example, on November 28, 2023, the FDA announced that it was investigating reports of T-cell malignancies, including CAR- positive lymphoma, in patients who received treatment with BCMA- or CD19-directed autologous CAR-T cell immunotherapies, and in January 2024, the FDA required the manufacturers of certain CAR-T therapies to add boxed warnings to product labeling cautioning against the risk of T-cell malignancies. Although none of our current product candidates utilize the same technology as these CAR-T immunotherapies, our product candidates use a viral delivery system. Adverse events in our clinical trials, even if not ultimately attributable to our product candidates, and the resulting publicity could result in increased governmental regulation, unfavorable public perception, potential regulatory delays in the testing or approval of our product candidates or the halting of clinical trials, stricter labeling requirements for those product candidates that are approved and a decrease in demand for any such product candidates. The risk of cancer remains a concern for gene therapy and we cannot assure that it will not occur in any of our planned or future clinical trials. In addition, there is the potential risk of delayed adverse events following exposure to gene therapy products due to persistent biological activity of the genetic material or other components of products used to carry the genetic material. If any such adverse events occur, commercialization of our product candidates or further advancement of our clinical trials could be halted or delayed, which would have a negative impact on our business and operations.

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

A sponsor may seek approval of its product candidate under programs designed to accelerate the FDA’s review and approval of drugs and biological products that meet certain criteria. For example, the FDA has a Fast Track designation program that is intended to expedite or facilitate the process for reviewing product candidates that meet certain criteria. Specifically, investigational drugs and biological products are eligible for Fast Track designation if they are intended to treat a serious condition and nonclinical or clinical data demonstrate the potential to address unmet medical needs. Fast Track designation applies to the combination of the product candidate and the specific indication for which it is being studied. The sponsor of a Fast Track product candidate has opportunities for more frequent interactions with the review team during product development and, once a BLA is submitted, the application may be eligible for priority review. In addition, the Fast Track product may be eligible for rolling review, where the FDA may consider for review sections of the BLA on a rolling basis before the complete application is submitted if the sponsor provides a schedule for the submission of the sections of the application, the FDA agrees to accept sections of the application and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the application. Even if Fast Track designation is granted, it may be rescinded if the product no longer meets the qualifying criteria. In August 2018, AAV-CNGB3 was issued Fast Track designation by the FDA for the treatment of achromatopsia caused by CNGB3 mutations. In January 2021, AAV-CNGA3 was issued Fast Track designation by the FDA for the treatment of achromatopsia caused by CNGA3 mutations.

Similarly, the EMA has established the PRIME scheme to expedite the development and review of product candidates that show a potential to address to a significant extent an unmet medical need, based on early clinical data. In February 2018, AAV-CNGB3 in the treatment of achromatopsia associated with defects in CNGB3 was admitted to the PRIME scheme of the EMA.

A sponsor may also seek an RMAT designation for its product candidates. In 2017, the FDA established the RMAT designation as part of its implementation of the 21st Century Cures Act. A biological product is eligible for RMAT designation if it qualifies as an RMAT, which is defined as a cell therapy, therapeutic tissue engineering product, human cell and tissue product, or any combination product using such therapies or products, with limited exceptions, and is intended to treat, modify, reverse, or cure a serious or life-threatening disease or condition and for which preliminary clinical evidence indicates that the biological product has the potential to address unmet medical needs for such a disease or condition. In a February 2019 guidance, the FDA also stated that certain gene therapies that lead to a sustained effect on cells or tissues may meet the definition of a regenerative medicine therapy. RMAT designation provides potential benefits that include more frequent meetings with the FDA to discuss the development plan for the product candidate, and eligibility for rolling review and priority review, provided the applicable criteria are met. Products granted RMAT designation may also be eligible for accelerated approval on the basis of a surrogate or intermediate endpoint reasonably likely to predict long-term clinical benefit, or reliance upon data obtained from a meaningful number of sites, including through expansion to additional sites. RMAT-designated products that receive accelerated approval may, as appropriate, fulfill their post-approval requirements through the submission of clinical evidence, clinical trials, patient registries, or other sources of real world evidence (such as electronic health records); through the collection of larger confirmatory data sets; or via post-approval monitoring of all patients treated with such therapy prior to approval of the therapy.

Such regulatory designations are within the discretion of the FDA, MHRA, EMA and other regulatory authorities. Accordingly, even if we believe one of our product candidates meets the criteria for such regulatory programs and we seek such designations, the FDA, MHRA, EMA or other applicable regulatory authority may disagree and instead determine not to make such designation for such product candidate. We cannot be sure that our evaluation of our product candidates as qualifying for such regulatory designations will meet the regulatory authority’s expectations. In any event, the receipt of such regulatory designations for a product candidate may not result in a faster development process, review, or approval compared to product candidates considered for approval under conventional regulatory procedures and does not assure ultimate approval by the regulatory authorities. In addition, even if additional product candidates are granted such regulatory designations, the regulatory authority may later decide that such product candidates no longer meet the conditions for qualification or decide that the time period for review or approval will not be shortened, as applicable.

We have received orphan drug designation and orphan designation from the FDA and European Commission, respectively, for AAV-CNGB3, AAV-CNGA3, AAV-RPE65, AAV-AIPL1, AAV-RDH12 and orphan drug designation from the FDA for AAV-hAQP1, and we may seek orphan drug designation or orphan designation for additional product candidates in the future, but any orphan drug designations or orphan designations we have received or may receive in the future may not confer marketing exclusivity or other expected benefits.

Under the Orphan Drug Act, the FDA may designate a product candidate as an orphan drug if it is intended to treat a rare disease or condition, defined as one occurring in a patient population of fewer than 200,000 in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. In the EU, the European Commission grants orphan designation on the basis of the EMA’s Committee for Orphan Medicinal Products opinion. A medicinal product may be designated as orphan if (1) it is intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition; (2) either (a) such condition affects no more than five in 10,000 persons in the EU when the application is made, or (b) the product, without the benefits derived from orphan status, would not generate sufficient return in the EU to justify investment; and (3) there exists no satisfactory method of diagnosis, prevention or treatment, of such condition authorized for marketing in the EU, or if such a method exists, the product will be of significant benefit to those affected by the condition.

In the United States, orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax credits for qualified clinical testing, and user-fee waivers. In addition, if a product receives the first FDA approval of that drug for the disease or condition for which it has orphan drug designation, the product is entitled to orphan drug exclusivity, which means the FDA may not approve any other application to market the same drug for the same disease or condition for a period of seven years, except in limited circumstances, such as a showing of clinical superiority over the product with orphan exclusivity or where the manufacturer is unable to assure the availability of sufficient quantities of the orphan drug to meet the needs of patients with the rare disease or condition. Under the FDA’s regulations, the FDA will deny orphan drug exclusivity to a designated drug upon approval if the FDA has already approved another drug with the same principal molecular structural features, in the case of a biologic, for the same indication, unless the drug is demonstrated to be clinically superior to the previously approved drug. In the EU, orphan designation entitles a party to financial incentives such as reduction of fees or fee waivers, protocol assistance, and access to the centralized MA procedure. Moreover, upon grant of an MA and assuming the requirement for orphan designation are also met at the time the MA is granted, orphan medicinal products are entitled to a ten-year period of market exclusivity for the approved therapeutic indication. The period of market exclusivity is extended by two years for orphan medicinal products that have also complied with an agreed PIP. This period may be reduced to six years if, at the end of the fifth year, the orphan designation criteria are no longer met, including where it is shown that the product is sufficiently profitable not to justify maintenance of market exclusivity, or where the prevalence of the condition has increased above the orphan designation threshold. In the EU, an MA for an orphan designated product will not be granted if a similar product has been approved in the EU for the same therapeutic indication, unless the applicant can establish that (i) its product, although similar to the orphan medicinal product already authorized is safer, more effective or otherwise clinically superior; (ii) the MA holder for the orphan medicinal product grants its consent; or (iii) if the MA holder of the orphan medicinal product is unable to supply sufficient quantities of product. A similar medicine is a product containing a similar active substance or substances as those contained in an already authorized product. Similar active substance is defined as an identical active substance, or an active substance with the same principal molecular structural features (but not necessarily all of the same molecular features) and which acts via the same mechanism.

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

We have obtained orphan drug designation from the FDA and orphan designation from the European Commission for AAV-CNGB3 for the treatment of achromatopsia caused by mutations in the CNGB3 gene, for AAV-CNGA3 for the treatment of achromatopsia due to autosomal-recessive CNGA3 gene mutations, for AAV-RPE65 for the treatment of Leber congenital amaurosis, for AAV-AIPL1 for the treatment of inherited retinal dystrophy due to defects in AIPL1 gene and for AAV-RDH12 for the treatment of retinol dehydrogenase 12 (RDH12) mutation-associated retinal dystrophy, and we obtained orphan drug designation from the FDA for AAV-hAQP1 for the treatment of grade 2 and grade 3 late xerostomia from parotid gland hypofunction caused by radiotherapy. We may seek orphan drug designation and orphan designation for other current and future product candidates. Even with orphan drug designation and orphan designation, we may not be the first to obtain marketing approval for any particular orphan indication due to the uncertainties associated with developing pharmaceutical products, which could prevent us from marketing our product candidates if another company is able to obtain orphan drug exclusivity before we do. In addition, exclusive marketing rights in the United States and the EU may be unavailable if we seek approval for a disease or condition broader than the orphan drug-designated and orphan-designated disease or condition or may be lost in the United States or EU if the FDA or foreign authorities later determine that the request for designation was materially defective or if we are unable to assure sufficient quantities of the drug to meet the needs of patients with the rare disease or condition following approval.

Further, even if we obtain orphan drug exclusivity, that exclusivity may not effectively protect our product candidates from competition because different biologics with different active principal molecular structural features can be approved for the same disease or condition. In addition, the FDA can subsequently approve products with the same principal molecular structural features, in the case of a biologic, for the same disease or condition if the FDA concludes that the later product is safer, more effective, or makes a major contribution to patient care. Likewise, in the EU and Great Britain, the European Commission or MHRA, respectively, can authorize a similar product for the same therapeutic indication, if it concludes that the later product is safer, more effective or clinically superior; if the MA holder for the initial orphan medicinal product grants its consent; or if such MA holder is unable to supply sufficient quantities of the product. Neither orphan drug designation nor orphan designation shortens the development time or regulatory review time of a drug nor gives the drug any advantage in the regulatory review or approval process. In addition, while we intend to seek orphan drug designation and orphan designation for other existing and future product candidates, we may never receive such designations. There have been legal challenges to aspects of the FDA’s regulations and policies concerning the exclusivity provisions of the Orphan Drug Act, and future challenges could lead to changes that affect the protections afforded our product candidates in ways that are difficult to predict. It is uncertain how ongoing and future challenges might affect our business.

We and our contract manufacturers for plasmid are subject to significant regulation with respect to manufacturing our products. Our manufacturing facilities and the third-party manufacturing facilities which we rely on may not continue to meet regulatory requirements and have limited capacity.

We currently have relationships with a limited number of suppliers for the manufacturing of plasmid, a component of our viral vectors and product candidates. We also have GMP manufacturing facilities in London, United Kingdom and Shannon, Ireland, which we expect can supply our current clinical and preclinical programs, as well as our third party supply obligations, through regulatory approval and, should they be approved, provide sufficient capacity for their commercial production. However, if we experience slowdowns or problems with our facilities or are unable to establish or scale our internal manufacturing capabilities, we will need to continue to contract with manufacturers that can produce the preclinical, clinical and commercial supply of our products. Each supplier may require licenses to manufacture such components if such processes are not owned by the supplier or in the public domain and we may be unable to transfer or sublicense the intellectual property rights we may have with respect to such activities.

All entities involved in the preparation of therapeutics for clinical trials or commercial sale, including our existing contract manufacturers for components of our product candidates, are subject to extensive regulation. Components of a finished therapeutic product approved for commercial sale or used in late-stage clinical trials must be manufactured in accordance with GMP. These regulations govern manufacturing processes and procedures (including record keeping) and the implementation and operation of quality systems to control and assure the quality of investigational products and products approved for sale. Poor control of production processes can lead to the introduction of adventitious agents or other contaminants, or to inadvertent changes in the properties or stability of our product candidates that may not be detectable in final product testing. We or our contract manufacturers must supply all necessary documentation in support of a BLA or MAA on a timely basis. Generally, our facilities and quality systems and the facilities and quality systems of some or all of our third-party contractors must successfully complete a pre-approval inspection for compliance with the applicable regulations as a condition of regulatory approval of our product candidates or the product candidates that we manufacture for third parties. In addition, certain regulatory authorities may, at any time, audit or inspect a manufacturing facility involved with the preparation of our product candidates or the product candidates that we manufacture for third parties or the associated quality systems for compliance with the regulations applicable, if and when approved, to the activities being conducted. If these facilities do not successfully complete a pre-approval plant inspection, FDA, MHRA or other regulatory approval of the product candidates will not be granted.

If any such inspection or audit identifies a failure to comply with applicable regulations or if a violation of our product specifications or applicable regulations occurs independent of such an inspection or audit, we or the relevant regulatory authority may require remedial measures that may be costly and/or time-consuming for us or a third party to implement and that may include the temporary or permanent suspension of a clinical trial or commercial sales or the temporary or permanent closure of a facility. Any such remedial measures imposed upon us or third parties with whom we contract could harm our business. If we or any of our third-party manufacturers fail to maintain regulatory compliance, the FDA, MHRA or other regulatory authorities can impose regulatory sanctions including, among other things, refusal to approve a pending application for a new drug product or biologic product, or revocation of a pre-existing approval. As a result, our business, financial condition and results of operations may be harmed. Additionally, if supply from one approved manufacturer is interrupted, there could be a significant disruption in commercial supply. An alternative manufacturer would need to be qualified through a BLA and/or MAA supplement which could result in further delay. Regulatory agencies may also require additional studies if a new manufacturer is relied upon for clinical or commercial production. Switching manufacturers may involve substantial costs and is likely to result in a delay in our desired clinical and commercial timelines.

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

In addition to our existing manufacturing facilities in London, United Kingdom and Shannon, Ireland, we may lease, operate, purchase, or construct additional facilities to supply our clinical and preclinical programs, as well as to meet our third party supply obligations, or conduct expanded manufacturing or other related activities in the future.  Expanding our manufacturing capacity to produce the preclinical, clinical and commercial supply of our products and their components, as well as our obligations under the Supply Agreement with Janssen if the RPGR Product is successfully commercialized, has required and will continue to require substantial additional expenditures, time, and various regulatory approvals and permits, as well as hiring, training and retraining employees and managerial personnel to staff our manufacturing and supply chain operations. Start-up costs can be large and may exceed our expectations, and scale-up entails significant risks related to process development and manufacturing yields. In addition, we may face difficulties or delays in developing or acquiring the necessary production equipment and technology to manufacture sufficient quantities of our product candidates for use in clinical trials and, should they be approved, to supply the commercial market at reasonable costs and in compliance with applicable regulatory requirements. We may not successfully expand, establish or sustain sufficient manufacturing capabilities or manufacture our products economically or in compliance with GMP and other regulatory requirements, and we and our collaborators may not be able to build or procure additional capacity in the required timeframe to meet the requirements of our clinical programs or to meet potential commercial demand for our product candidates. This could also delay or require us to discontinue one or more of our clinical development programs or could interfere with our efforts to successfully commercialize our products. As a result, our business, prospects, operating results, and financial condition could be materially harmed.

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

In addition, other clinical trials for product candidates that are in the same therapeutic areas as our product candidates or approved products for the same clinical indications (such as Luxturna marketed by Spark Therapeutics, Inc. for the treatment of RPE65-associated retinal disease) may reduce the number and type of patients available to us. Furthermore, although we have conducted and may in the future conduct natural history studies to better characterize the patient populations we seek to address, any natural history studies we may undertake could fail to provide us with patients for our clinical trials, because patients enrolled in the natural history studies may not be good candidates for our clinical trials or may choose to not enroll in our clinical trials.

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

The time required to obtain approval by the FDA, MHRA, European Commission and other regulatory authorities is unpredictable but typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions. For instance, the EU pharmaceutical legislation is currently undergoing a complete review process, in the context of the Pharmaceutical Strategy for Europe initiative, launched by the European Commission in November 2020. The European Commission’s proposal for revision of several legislative instruments related to medicinal products (potentially reducing the duration of regulatory data protection, revising the eligibility for expedited pathways, etc.) was published on April 26, 2023. The proposed revisions remain to be agreed and adopted by the European Parliament and European Council and the proposals may therefore be substantially revised before adoption, which is not expected before early 2026. The revisions may however have a significant impact on the pharmaceutical industry in the long term.

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

Prior to obtaining approval to commercialize a product candidate in the United States, the UK, the EU or elsewhere, we or our collaborators must demonstrate with substantial evidence from well-controlled clinical trials, and to the satisfaction of the FDA, MHRA, EMA or foreign regulatory agencies, that such product candidates are safe and effective for their intended uses, or with respect to biologics in the United States, that such product candidates are safe, pure, and potent for their intended uses. Results from nonclinical studies and clinical trials can be interpreted in different ways. Even if we believe the nonclinical or clinical data for our product candidates are promising, such data may not be sufficient to support approval by the FDA, MHRA, European Commission or other regulatory authorities. The FDA, MHRA or EMA may also require us to conduct additional preclinical studies or clinical trials for our product candidates either prior to or post-approval, or it may object to elements of our clinical development program. Depending on the extent of these or any other FDA, MHRA or EMA required studies, approval of any regulatory approval applications that we submit may be delayed by several years, or may require us to expend significantly more resources than we have available.

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

Even if we obtain FDA, MHRA or European Commission approval for our product candidates in the United States, UK or EU, we may never obtain approval for or commercialize them in any other jurisdiction, which would limit our ability to realize their full market potential.

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

Any product candidate for which we obtain marketing approval, along with the manufacturing processes, post-approval clinical data, labeling, packaging, distribution, adverse event reporting, storage, recordkeeping, export, import, advertising and promotional activities for such product, among other things, will be subject to extensive and ongoing requirements of and review by the FDA, MHRA and other regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, establishment registration and drug listing requirements, continued compliance with GMP and similar requirements relating to manufacturing, quality control, quality assurance and corresponding maintenance of records and documents, requirements regarding the distribution of samples to physicians and recordkeeping and GCP requirements for any clinical trials that we conduct post-approval.

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

The FDA’s and foreign regulatory authorities’ policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. We also cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or in other countries. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may be subject to enforcement action, which would adversely affect our business, prospects and ability to achieve or sustain profitability.

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

Disruptions at the FDA and other government or regulatory agencies such as the EMA, following its relocation to Amsterdam and related reorganization (including staff changes), may also slow the time necessary for new product candidates to be reviewed and/or approved, which would adversely affect our business. For example, in recent years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities.

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

Since its enactment, there have been judicial, Congressional and executive branch challenges to certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted, including aggregate reductions of Medicare payments to providers, which was temporarily suspended from May 1, 2020 through March 31, 2022, and reduced payments to several types of Medicare providers.  Moreover, there has recently been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. More recently, in August 2022, the IRA was signed into law. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare beginning in 2026, with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Secretary of the HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. In August 2023, HHS announced the list of the first ten drugs that will be subject to price negotiations, although the Medicare drug price negotiation program is currently subject to legal challenges. While the impact of the IRA on the pharmaceutical industry cannot yet be fully determined, it is likely to be significant. For that and other reasons, it is currently unclear how the IRA will be effectuated. These new laws or any other similar laws introduced in the future may result in additional reductions in Medicare and other health care funding, which could negatively affect our customers and accordingly, our financial operations.

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

On December 13, 2021, Regulation No 2021/2282 on Health Technology Assessment, or HTA, amending Directive 2011/24/EU, was adopted. While the Regulation entered into force in January 2022, it will only begin to apply from January 2025 onwards, with preparatory and implementation-related steps to take place in the interim. Once applicable, it will have a phased implementation depending on the concerned products. The Regulation intends to boost cooperation among EU member states in assessing health technologies, including new medicinal products, and provide the basis for cooperation at the EU level for joint clinical assessments in these areas. It will permit EU member states to use common HTA tools, methodologies, and procedures across the EU, working together in four main areas, including joint clinical assessment of the innovative health technologies with the highest potential impact for patients, joint scientific consultations whereby developers can seek advice from HTA authorities, identification of emerging health technologies to identify promising technologies early, and continuing voluntary cooperation in other areas. Individual EU member states will continue to be responsible for assessing non-clinical (e.g., economic, social, ethical) aspects of health technology, and making decisions on pricing and reimbursement.

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

We are subject to regulation and other legal obligations relating to data privacy and protection. Compliance with these requirements is complex and costly. The actual or perceived failure to comply with such obligations could materially harm our business.

The global data protection landscape is rapidly evolving, and we are or may become subject to numerous state, federal and foreign laws, requirements and regulations governing the collection, use, access to, confidentiality, disclosure, storage, processing, retention and security of personal information such as information that we may collect in connection with clinical trials in the U.S. and abroad.

In the U.S., HIPAA imposes privacy, security and breach reporting obligations with respect to individually identifiable health information upon “covered entities” (health plans, health care clearinghouses and certain health care providers), and their respective business associates, individuals or entities that create, receive, maintain or transmit protected health information in connection with providing a service for or on behalf of a covered entity, as well as their covered subcontractors. Most healthcare providers, including research institutions and other vendors from which we may obtain health-related information, are subject to privacy and security regulations promulgated under HIPAA. We do not believe that we are currently acting as a covered entity or business associate under HIPAA and thus are not directly subject to its requirements or penalties. However, depending on the facts and circumstances, we could face substantial criminal penalties if we knowingly receive individually identifiable health information from a HIPAA-covered healthcare provider or research institution that has not satisfied HIPAA’s requirements for disclosure of individually identifiable health information.

In addition, certain state laws govern the privacy and security of health information in certain circumstances, some of which are more stringent than HIPAA and many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. Failure to comply with these laws, where applicable, can result in the imposition of significant civil and/or criminal penalties and private litigation. Further, we may also be subject to other state laws governing the privacy, processing and protection of personal information. For example, the CCPA requires covered businesses that process the personal information of California residents to, among other things: provide certain disclosures to California residents regarding the business’s collection, use, and disclosure of their personal information; receive and respond to requests from California residents to access, delete, and correct their personal information, or to opt out of certain disclosures of their personal information; and enter into specific contractual provisions with service providers that process California resident personal information on the business’s behalf. Similar laws have been passed in other states, and are continuing to be proposed at the state and the federal level, reflecting a trend toward more stringent privacy legislation in the United States. HIPAA, the CCPA and other domestic privacy and data protection laws and regulations may increase our compliance costs and potential liability.

Our operations abroad may also be subject to increased scrutiny or attention from data protection authorities. For example, the GDPR imposes stringent requirements for processing the personal data of individuals within the EEA, or in the context of our activities within the EEA. Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and, among other things, potential fines for noncompliance of up to €20 million or up to 4% of the total worldwide annual turnover of the relevant undertaking in the preceding financial year, whichever is higher, and other administrative penalties.

Among other requirements, the GDPR regulates transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the U.S. Case law from the Court of Justice of the European Union states that reliance on the standard contractual clauses – a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism – alone may not necessarily be sufficient in all circumstances and that transfers must be assessed on a case-by-case basis. The European Commission adopted its Adequacy Decision in relation to the new EU-US Data Privacy Framework (“DPF”), on July 10, 2023,

rendering the DPF effective as a GDPR transfer mechanism to U.S. entities self-certified under the DPF. We expect the existing legal complexity and uncertainty regarding international personal data transfers to continue. In particular, we expect the adequacy of the DPF as an approved GDPR transfer mechanism to be challenged and international transfers to the United States and to other jurisdictions more generally to continue to be subject to enhanced scrutiny by regulators. If, owing to the restriction or perceived restriction of personal data transfers, we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results.

Further, we are subject to the UK GDPR, which imposes separate but similar obligations to those under the GDPR and comparable penalties, including fines of up to £17.5 million or 4% of a noncompliant undertaking’s global annual revenue for the preceding financial year, whichever is greater. On October 12, 2023, the UK Extension to the DPF came into effect (as approved by the UK Government), as a data transfer mechanism from the UK to U.S. entities self-certified under the DPF. As we continue to expand into other foreign countries and jurisdictions, we may be subject to additional laws and regulations that may affect how we conduct business.

Although we work to comply with applicable laws, regulations and standards, as well as our contractual obligations and other legal obligations, relating to data privacy and security, these requirements are evolving and may be modified, interpreted and applied in an inconsistent manner from one jurisdiction and/or organization to another, and may conflict with one another or other legal obligations with which we must comply. Any failure or perceived failure by us or our employees, representatives, contractors, consultants, collaborators, or other third parties to comply with such requirements or adequately address privacy data and security concerns, even if unfounded, could result in additional costs, claims by and liability to third parties, government investigations and enforcement actions, damage to our reputation, and other adverse affects on our business, financial condition and results of operations.

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

Our platform and products focus on the development of gene therapies and gene regulation technology. In 2017, the FDA approved the first gene treatment for RPE65-associated retinal disease, Luxturna, a commercially available product developed by Spark Therapeutics, Inc., which was purchased by Roche. There are a number of other companies developing ocular gene therapy products, including Applied Genetic Technologies Corporation, and 4D Molecular Therapeutics, Inc. There are a number of companies developing gene therapy products for neurodegenerative diseases, including Voyager Therapeutics, Inc., Brain Neurotherapy Bio, Inc., and Eli Lilly and Company. In addition to competition from other gene therapies, any products we may develop may also face competition from other types of therapies, such as small molecule, antibody, or protein therapies. Many of our current or potential competitors, either alone or with their collaboration partners, have greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals, and marketing approved products than we do. Mergers and acquisitions in the pharmaceutical, biotechnology, and gene therapy industries may result in even more resources being concentrated among a smaller number of our competitors. These competitors also compete with us in recruiting and retaining qualified scientific, manufacturing and management personnel and establishing clinical trial sites and patient enrollment in clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs. Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient, or are less expensive than any products that we may develop, limiting demand or the price we are able to charge, or that could render any products that we may develop obsolete or non-competitive. Our competitors also may obtain FDA, MHRA or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. In addition, as a result of the expiration or successful challenge of our patent rights, we could face more litigation with respect to the validity and/or scope of patents relating to our competitors’ products.

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

We may not have the resources in the foreseeable future to allocate to the sales and marketing of our product candidates in certain markets. Therefore, our future sales in these markets will largely depend on our ability to enter into and maintain collaborative relationships for such capabilities, the collaborator’s strategic interest in the product and such collaborator’s ability to successfully market and sell the product. We may pursue collaborative arrangements regarding the sale and marketing of AAV-hAQP1, AAV-GAD, our IRD programs, our riboswitch gene regulation platform technology or other future gene therapy programs, if approved, for the United States and/or certain markets overseas; however, there can be no assurance that we will be able to establish or maintain such collaborative arrangements, or if able to do so, that they will have effective sales forces.

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

If any of our products are approved for commercialization, we have entered into, and intend to enter into, agreements with third parties to market them in certain jurisdictions outside the United States, the UK and the EU. We expect that we and our third-party collaborators will be subject to additional risks related to international pharmaceutical operations, including:

●	different regulatory requirements for drug and biologic approvals and rules governing drug and biologic commercialization in foreign countries;

●	tighter restrictions on data privacy and security and the collection and use of patient data;

●	reduced or loss of protection for intellectual property rights;

●	foreign reimbursement, pricing and insurance regimes;

●	unexpected changes in tariffs, trade barriers and regulatory requirements;

●	economic weakness, including inflation, or political instability in particular foreign economies and markets;

●	foreign currency fluctuations, which could result in increased operating expenses and reduced revenues, and other obligations incident to doing business in another country;

●	business interruptions resulting from geopolitical actions, including war and terrorism, or widespread health emergencies, such as the COVID-19 pandemic, or natural disasters including earthquakes, typhoons, floods and fires, or from economic or political instability;

●	greater difficulty with enforcing our contracts;

●	potential noncompliance with the FCPA, the Bribery Act and similar anti-bribery and anticorruption laws in other jurisdictions;

●	production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and

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

Risks Related to Our Dependence on Third Parties

If our GMP manufacturing facilities are unable to supply our product candidates for all of our current preclinical, clinical and potential commercial needs, including our third party supply obligations, we will be forced to seek out third-party manufacturers. We currently contract with third parties for the manufacture of plasmid used in producing product candidates. Relying on third parties increases the risk that we will not have sufficient quantities of such materials, product candidates, or any medicines that we may develop and commercialize, or that such supply will not be available to us at an acceptable cost, which could delay, prevent, or impair our development or commercialization efforts.

We produce our product candidates in our GMP viral vector manufacturing facility completed in early 2018 and our second, large scale GMP viral vector manufacturing facility and our first GMP plasmid and DNA production facility came online in 2022. However, if our current facilities are damaged, suffer any form of delay or regulatory challenges, we experience slowdowns or problems with our facilities or we are unable to scale our internal manufacturing capabilities to meet demand for our product candidates, we will need to contract with third-party manufacturers to produce our product candidates. We have also agreed to manufacture commercial supply of the RPGR Product for Janssen, if and when approved, under the Supply Agreement.  If we fail to meet our obligations under the Supply Agreement, we may not be able to find a third-party manufacturer suitable to us or Janssen to perform such manufacturing obligations, which could negatively impact our receipt of revenues under the Supply Agreement. While we now have our own plasmid manufacturing capabilities in our Shannon, Ireland facilities, we also rely on third-party manufacturers from time to time for the manufacture of plasmid used in the production of some product candidates. We do not have a long-term supply agreement with any of the third-party manufacturers, and we purchase our required supply on a purchase order basis.

We and our third-party manufacturers may also encounter difficulties or delays in manufacturing of our product candidates or the plasmid used in the production of our product candidates. Geopolitical actions, natural disaster or a widespread health emergency could impact our supply chain. To the extent that we or our third-party manufacturers are located in geographies affected by these matters, it may result in the temporary closing of manufacturing facilities and may increase the costs associated with manufacturing our product candidates.

We may be unable to establish any agreements with third-party manufacturers or to do so on acceptable terms. Even if we are able to establish agreements with third-party manufacturers, reliance on third-party manufacturers entails additional risks, including:

●the possible breach of the manufacturing agreement by the third party, including failure to provide appropriate quantities in a timely manner;

●	the possible termination or nonrenewal of the agreement by the third party at a time that is costly or inconvenient for us; and

●	reliance on the third party for regulatory compliance, quality assurance, safety, and pharmacovigilance and related reporting.

We and our third-party manufacturers may not be able to comply with GMP regulations or similar regulatory requirements that might be required by the FDA, MHRA or EMA. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocations, seizures or recalls of product candidates or medicines, operating restrictions, and criminal prosecutions, any of which could adversely affect supplies of our candidates and harm our business, financial condition, results of operations, and prospects.

Any therapies that we may develop may compete with other product candidates and products for access to manufacturing facilities. There are a limited number of manufacturers that operate under GMP or similar regulations and that might be capable of manufacturing for us. Any performance failure on the part of our existing or future manufacturers could delay clinical development or marketing approval.

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

We have entered into collaboration agreements with third parties for the development and commercialization of our product candidates, including the Collaboration Agreement with Janssen for the development and commercialization of AAV-CNGB3, AAV-CNGA3 and bota-vec, which Collaboration Agreement was terminated in December 2023 in connection with our entering into the Asset Purchase Agreement with Janssen. In addition, in October 2023 we provided Sanofi and its affiliates with a right of first negotiation for use of our riboswitch gene regulation technology for certain Immunology and Inflammation (I&I), including modulation of IL-4 and IL-13, and Central Nervous System (CNS) targets, as well as for GLP-1 and other gut peptides for metabolic disease, and for our Phase 2 xerostomia program, under the Investment Agreement. We may seek additional collaborative relationships in the future. Failure to obtain a collaborative relationship for our product candidates may significantly impair their commercial potential. We also may need to enter into collaborative relationships to provide funding to support our other research and development programs. The process of establishing and maintaining collaborative relationships is difficult, time-consuming and involves significant uncertainty, such as:

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

We expect to rely on CROs, clinical trial sites, and other vendors to ensure our preclinical studies and clinical trials are conducted properly and on time. We may also engage third parties such as clinical data management organizations, medical institutions and clinical investigators to conduct or assist in our clinical trials or other preclinical and clinical research and development work. While we will have agreements governing their activities, we will have limited influence over their actual performance. We will control only certain aspects of our third-party service providers’ activities. Nevertheless, we will be responsible for ensuring that each of our preclinical studies and clinical trials is conducted in accordance with applicable protocol, legal, quality, regulatory and scientific standards, including among other things, GCP requirements for clinical trials and good laboratory practice requirements for certain preclinical studies. Our reliance on these third parties does not relieve us of our regulatory responsibilities. For example, we are conducting the Phase 2 AQUAx2 clinical trial of AAV-hAQP1 for the treatment of patients with radiation-induced xerostomia at multiple clinical trial sites in North America and the United Kingdom. If any locations terminate the clinical trial, we may be required to find another party to conduct any new trials. We may be unable to find a new party to conduct new trials of our product candidates or obtain clinical supply of our product candidates or AAV vectors for such trials. If we elect to internalize some or all activities related to the conduct of our preclinical studies or clinical trials that are currently performed by our third-party service providers, or if we are required to do so due to a service provider’s termination of our relationship, then we may be required to source additional technology and personnel in order to perform the relevant activities. We may be unsuccessful in our efforts to internalize some or all relevant activities, either on the desired timeline or at all.

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

As of December 31, 2023, we had 425 employees. If we seek to expand our organization, we may have difficulty identifying, hiring and integrating new personnel. Future growth would impose significant additional responsibilities on our management, including the need to identify, recruit, maintain, motivate and integrate additional employees, consultants and contractors. Also, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities or strategic opportunities related to our assets, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If our management is unable to effectively manage our expected growth, our expenses may increase more than expected, our potential ability to generate revenue could be reduced and we may not be able to implement our business strategy. Many of the biotechnology companies that we compete against for qualified personnel and consultants have greater financial and other resources, different risk profiles and a longer history in the industry than we do. If we are unable to continue to attract and retain high-quality personnel and consultants, the rate and success at which we can discover and develop product candidates and operate our business will be limited.

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

We do not carry insurance for all categories of risk that our business may encounter. Some of the policies we currently maintain include general liability, clinical product and clinical trial liability, employment practices liability, property, transit, auto, workers’ compensation, umbrella, cyber and directors’ and officers’ insurance. Any additional product liability insurance coverage we acquire in the future may not be sufficient to reimburse us for any expenses or losses we may suffer. Moreover, insurance coverage is becoming increasingly expensive and restrictive, and in the future we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to liability. If we obtain marketing approval for our product candidates or manufacture commercial products for third parties, we intend to acquire insurance coverage to include, as necessary, the sale, manufacture and supply of commercial products; however, we may be unable to obtain product liability insurance on commercially reasonable terms or in adequate amounts. A successful product liability claim or series of claims brought against us could cause our share price to decline and, if judgments exceed our insurance coverage, could adversely affect our results of operations and business, including preventing or limiting the commercialization of any product candidates we develop. We do not carry specific biological or hazardous waste insurance coverage, and our property, casualty and general liability insurance policies specifically exclude coverage for damages and fines arising from biological or hazardous waste exposure or contamination. Accordingly, in the event of contamination or injury, we could be held liable for damages or be penalized with fines in an amount exceeding our resources, and our clinical trials or regulatory approvals could be suspended.

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

Misconduct by our employees and independent contractors, including consultants, vendors, and any third parties we may engage in connection with development and commercialization, could include intentional, reckless or negligent conduct or unauthorized activities that violate: (i) applicable laws and regulations of the FDA, MHRA, EMA and other regulatory or governmental authorities, including those laws that require the reporting of true, complete and accurate information to such authorities; (ii) manufacturing standards; (iii) data privacy and security, fraud and abuse and other healthcare laws and regulations; or (iv) laws that require the reporting of true, complete and accurate financial information and data. Specifically, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Activities subject to these laws could also involve the improper use or misrepresentation of information obtained in the course of clinical trials, creation of fraudulent data in preclinical studies or clinical trials or illegal misappropriation of drug product, which could result in regulatory sanctions and cause serious harm to our reputation. It is not always possible to identify and deter misconduct by employees and other third parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with such laws or regulations. Additionally, we are subject to the risk that a person or government could allege such fraud or other misconduct, even if none occurred. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business and results of operations, including the imposition of significant civil, criminal and administrative penalties, damages, monetary fines, disgorgements, possible exclusion from participation in Medicare, Medicaid, other U.S. federal healthcare programs or healthcare programs in other jurisdictions, integrity oversight and reporting obligations to resolve allegations of non-compliance, individual imprisonment, other sanctions, contractual damages, reputational harm, diminished profits and future earnings, and curtailment of our operations.

Our business and operations may suffer in the event of system failures and our systems and those of our business partners and service providers may be vulnerable to cybersecurity risks.

Our information technology, or IT, systems, including manufacturing systems, as well as those of our business partners and service providers, are vulnerable to damage from computer viruses, unauthorized access, hardware and software failures, natural disasters, terrorism, war and telecommunication and electrical failures. If such an event were to occur, it could result in a material disruption of our product candidate development programs or manufacturing operations. For example, the loss of preclinical study or clinical trial data from completed, ongoing or planned trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. A significant interruption to our manufacturing operations could delay the completion of clinical trials and increase the costs of those trials, or impede our ability to meet any third party supply obligations. To the extent that any disruption or security breach were to result in a loss of or damage to our data or applications, or inappropriate disclosure of personal, confidential or proprietary information, we could incur liability and the further development of our product candidates could be delayed.

In the ordinary course of our business, we, our business partners and our service providers collect, process and store sensitive data, including intellectual property, clinical trial data, proprietary business information, personal data and personally identifiable information of our clinical trial subjects and employees. The secure processing, maintenance and transmission of this information is critical to our operations. Increased cybersecurity threats pose a risk to this information, in addition to our and our business partners’ and service providers’ systems and networks. Attacks upon information technology systems are increasing in their frequency, levels of persistence, sophistication and intensity, and are being conducted by sophisticated and organized groups, governments and individuals with a wide range of motives and expertise. We may also face increased cybersecurity risks due to our reliance on internet technology and by allowing some of our employees to work remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. Furthermore, because the techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We may also experience security breaches that may remain undetected for an extended period. Even if identified, we may be unable to adequately investigate or remediate incidents or breaches due to attackers increasingly using tools and techniques that are designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence.

Despite our security measures, our IT and infrastructure may be vulnerable to cyber-attacks by hackers or internal bad actors, or breached due to employee error, a technical vulnerability, malfeasance or other disruptions that could have a negative impact, including loss or destruction of data (including confidential or critical business information). In addition, there can be no assurance that our cybersecurity risk management program and processes, including our policies, controls or procedures, will be fully effective in protecting our systems and information. Although, to our knowledge, we have not experienced any such material security breach to date, we may experience cybersecurity incidents such as malware infections, ransomware, phishing attempts, thefts of personal, confidential, proprietary or other critical business information and other attempts at compromising our IT that are typical for a company of our size in our market. Any security breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, significant regulatory penalties, and such an event could disrupt our operations, damage our reputation, result in significant expenses in implementing future security measures and cause a loss of confidence in us and our ability to conduct clinical trials, which could adversely affect our reputation and financial results, and delay clinical development of our product candidates.

The UK’s withdrawal from the EU has resulted in changes to regulatory requirements and has had and may continue to have a negative effect on global economic conditions, financial markets and our business, which could reduce the price of our shares.

Following a national referendum and enactment of legislation by the government of the UK, the UK formally withdrew from the EU on January 31, 2020, commonly referred to as “Brexit”. Since the end of the Brexit transition period on January 1, 2021, Great Britain (England, Scotland and Wales) has not been directly subject to EU laws, however under the terms of the Protocol on Ireland and Northern Ireland, EU laws have generally applied to Northern Ireland. On February 27, 2023, the UK Government and the European Commission reached a political agreement in the “Windsor Framework” which will revise the Protocol on Ireland and Northern Ireland in order to address some of the perceived shortcomings in its operation. Under the changes, Northern Ireland will be reintegrated under the regulatory authority of the MHRA with respect to medicinal products. These changes will commence January 1, 2025 at which point the MHRA will be solely responsible for authorizing medicines for the Northern Ireland market. There could be additional uncertainty and risk around what these changes will mean to our business.

More generally, it is currently unclear to what extent the UK Government will seek to align its regulations with the EU. The EU laws that have been transposed into UK law through secondary legislation remain applicable in Great Britain. However, new legislation such as the CTR is not applicable in Great Britain. Whilst the EU-UK Trade and Cooperation Agreement, or TCA, includes the mutual recognition of GMP inspections of manufacturing facilities for medicinal products and GMP documents issued, it does not contain wholesale mutual recognition of UK and EU pharmaceutical regulations and product standards. There may be divergent local requirements in Great Britain from the EU in the future, which may impact clinical and development activities that occur in the UK in the future. Similarly, clinical trial submissions in the UK cannot be bundled with those of EU member states within the EMA Clinical Trial Information System, or CTIS, adding further complexity, cost and potential risk to future clinical and development activity in the UK.  Significant political and economic uncertainty remains about how much the relationship between the UK and EU will differ as a result of the UK’s withdrawal.

Companies established in Great Britain cannot use the centralized procedure and instead must follow one of the UK national authorization procedures or one of the remaining post-Brexit international cooperation procedures to obtain an MA to market products in Great Britain. While centrally authorized MAs are currently recognized in Northern Ireland, the MA holder must be located in the EU for these products to be on the Northern Ireland market. A new international recognition framework has applied since January 1, 2024, whereby the MHRA will have regard to decisions on the approval of MAs made by the EMA and certain other regulators when determining an application for a new Great Britain MA. Since January 1, 2024, the new International Recognition procedure (IRP) has replaced the EC Decision Reliance Procedure which allows the MHRA to conduct targeted assessments by recognizing approvals from trusted partner agencies such as the European Commission. The MHRA’s mutual recognition or decentralized procedures is also incorporated under the umbrella of the IRP. Additionally, the ‘Unfettered Access Procedure’ enables an MA holder in Northern Ireland to seek recognition in Great Britain.

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

As of December 31, 2023, our executive officers, directors and shareholders who owned more than 5% of our outstanding ordinary shares and their respective affiliates, in the aggregate, hold ordinary shares representing approximately 54.4% of our outstanding ordinary shares. In addition, in connection with entering into the Financing Agreement, we issued to an affiliate of Perceptive Advisors, LLC, our largest shareholder that employs a director serving on our board, warrants to purchase an aggregate of 700,000 of our ordinary shares.

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

We are a “smaller reporting company,” and the reduced disclosure requirements applicable to smaller reporting companies may make our ordinary shares less attractive to investors.

We are a smaller reporting company, and we will remain a smaller reporting company until the fiscal year following the determination that our voting and non-voting ordinary shares held by non-affiliates is more than $250 million measured on the last business day of our second fiscal quarter, or our annual revenues are more than $100 million during the most recently completed fiscal year and our voting and non-voting ordinary shares held by non-affiliates is more than $700 million measured on the last business day of our second fiscal quarter. Smaller reporting companies are able to provide simplified executive compensation disclosure, are exempt from the auditor attestation requirements of Section 404, and have certain other reduced disclosure obligations, including, among other things, not being required to provide selected financial data, supplemental financial information or risk factors.

We may choose to take advantage of some, but not all, of the available exemptions for smaller reporting companies. We cannot predict whether investors will find our ordinary shares less attractive if we rely on these exemptions. If some investors find our ordinary shares less attractive as a result, there may be a less active trading market for our ordinary shares and our share price may be more volatile.

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

Based on the current and anticipated value of our assets, including goodwill, and the current and anticipated composition of our income, assets and operations, we do not believe we were a PFIC for the taxable year ended on December 31, 2023, and do not expect to be a PFIC for the current taxable year. However, the application of the PFIC rules is subject to uncertainty in several respects, and we cannot assure you that the U.S. Internal Revenue Service, or the IRS, will not take a contrary position. Furthermore, a separate determination must be made after the close of each taxable year as to whether we are a PFIC for that year. Accordingly, we cannot assure you that we were not a PFIC for our taxable year ended on December 31, 2023 or that we will not be a PFIC for our current taxable year or any future taxable year. A non-U.S. company will be considered a PFIC for any taxable year if (i) at least 75% of its gross income is passive income (including interest income), or (ii) at least 50% of the value of its assets (based on an average of the quarterly values of the assets during a taxable year) is attributable to assets that produce or are held for the production of passive income. The value of our assets generally is determined by reference to the market price of our ordinary shares, which may fluctuate considerably. In addition, the composition of our income and assets is affected by how, and how quickly, we spend any cash we raise. If we were to be classified as a PFIC for any taxable year during which a U.S. holder holds our ordinary shares, certain materially adverse U.S. federal income tax consequences could apply to such U.S. holder.

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

As of December 31, 2023, we had federal and state NOL carryforwards in the United States of $65.5 million and $14.7 million, respectively, and cumulative carryforward tax losses in the UK of $169.6 million, which we expect to be available to reduce future taxable income subject to any relevant restrictions (including those in the U.S. and UK that limit the percentage of taxable income that can be reduced by NOLs and carried forward losses). All of the Company’s carryforward tax losses will be indefinitely carried forward. U.S. federal NOLs generated after December 31, 2017 are not subject to expiration but such NOLs may only offset 80% of taxable income for taxable years beginning after December 31, 2020. As of December 31, 2023, we also had orphan drug and research and development credits in the U.S. in the amount of $20.3 million and research and development credits in the UK of $3.4 million. The UK carryforward tax losses will continue indefinitely, subject to relevant restrictions, under current UK legislation.

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

We have broad discretion in the application of any net proceeds we have received in the past or may receive in the future pursuant to existing or future equity and debt financings, including under our “at-the-market” equity offering program. Shareholders may not agree with our decisions, and our use of the proceeds and our existing cash and cash equivalents may not improve our results of operation or enhance the value of our ordinary shares. Our ability to apply certain proceeds may be restricted.  For example, the proceeds provided under our Notes Purchase Agreement may be used for working capital and general corporate purposes.  In addition, in October 2023, we announced a $30.0 million strategic investment by Sanofi through the purchase of 4.0 million ordinary shares at a price of $7.50 per share. Our failure to apply any such funds effectively could have a material adverse effect on our business, delay the development of our product candidates and cause the market price of our ordinary shares to decline. In addition, until the net proceeds are used, they may be placed in investments that do not produce significant income or that may lose value. Additionally, our existing cash and cash equivalents are subject to general credit, liquidity, market and interest rate risks, which have been and may, in the future, be exacerbated by a U.S. and/or global financial crises. We may realize losses in the fair value of certain of our investments or a complete loss of these investments if the credit markets tighten, which would have an adverse effect on our results of operations, liquidity and financial condition.

We incur substantial costs as a result of operating as a public company, and our management is required to devote substantial time to new compliance initiatives and corporate governance practices.

As a public company, and particularly since we no longer qualify as an emerging growth company and if we no longer qualify as a smaller reporting company or a non-accelerated filer in the future, we incur and will continue to incur significant legal, accounting and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act, The Nasdaq Global Select listing requirements and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations increase our legal and financial compliance costs.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, we are required to furnish a report by our management on our internal control over financial reporting. However, while we are a non-accelerated filer, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404, we engage in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants, adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing whether such controls are functioning as documented, and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that we, or our independent registered public accounting firm, if we no longer qualify as a non-accelerated filer, will not be able to conclude that our internal control over financial reporting is effective as required by Section 404. In addition, any testing by us conducted in connection with Section 404, or any subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our financial statements or identify other areas for further attention or improvement. If we identify one or more material weaknesses or determine we have inadequate internal controls, it could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

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

Under Cayman Islands law, we may only make distributions by way of dividend out of profits, or out of our share premium account (provided that immediately following the date that the dividend is proposed to be paid we are able to pay our debts as they fall due in the ordinary course of business). We have never declared or paid any cash dividends on our ordinary shares. We currently anticipate that we will retain future earnings for the development, operation and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future. In addition, the Notes Purchase Agreement prohibits us from paying dividends during its term and the terms of existing and future financing agreements may also preclude us from paying dividends.  As a result, capital appreciation, if any, of our ordinary shares would be your sole source of gain on an investment in our ordinary shares for the foreseeable future. See the “Dividend Policy” section of this Form 10-K for additional information.

ITEM 1B.UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C.CYBERSECURITY

Cybersecurity Risk Management and Strategy

We have implemented and maintain a cybersecurity risk management program that includes processes designed for the identification, assessment and mitigation of cybersecurity risks in order to protect the confidentiality, integrity and availability of our critical systems and information. We have designed and assessed our program based on the Center for Internet Security (CIS) Controls standard and the National Institute of Standards and Technology Cybersecurity Framework (NIST CSF).

Our cybersecurity risk management program is integrated into our overall enterprise risk management program, and includes:

●	risk assessments designed to help identify material cybersecurity risks to our critical systems, information, products, services, and our broader enterprise IT environment;

●	security controls and mitigation measures designed to manage and mitigate material risks from cybersecurity threats to our critical systems and information;
●	an IT and security team responsible for managing (1) our cybersecurity risk assessment processes, (2) our security controls and mitigation measures, and (3) our response to cybersecurity incidents;
●	the use of external service providers, where appropriate, to assess, test or otherwise assist with aspects of our security controls;
●	cybersecurity awareness training of our employees, IT and security personnel and senior management;
●	a cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents; and
●	a risk-based approach to identifying and overseeing third party cybersecurity risks, including evaluating the cybersecurity processes of service providers and other vendors, and reviewing available security certifications and independent audit reports.

Although, to our knowledge, we have not experienced any material cybersecurity breach to date, we may experience cybersecurity incidents and face risks from cybersecurity threats that, if realized, are reasonably likely to materially affect us, including our operations, business strategy, results of operations or financial condition. For more information regarding how cybersecurity risks may affect us, see “Item 1A Risk Factors.”

Cybersecurity Governance

Our Board considers cybersecurity risk as part of its risk oversight function and has delegated oversight of cybersecurity and other IT risks to the Audit Committee. The Audit Committee oversees management’s implementation of our cybersecurity risk management program.

The Audit Committee receives reports from management on our cybersecurity risks at least semi-annually. In addition, management updates the Audit Committee regarding cybersecurity matters, as necessary, including any material cybersecurity incidents, as well as any incidents with lesser impact potential. The Audit Committee reports to the full Board regarding its activities and the full Board periodically receives briefings from management on our cybersecurity risk management program.

Our management team is responsible for assessing and managing risks from cybersecurity threats. The Vice President, Global IT and Senior Vice President, Risk and Internal Controls have primary responsibility for our overall cybersecurity risk management program and supervise both our internal cybersecurity personnel and our external cybersecurity consultants. They provide briefings to the management team, including the Chief Financial Officer/Chief Operating Officer and the General Counsel and Secretary, as well as the Board and the Audit Committee. Their briefings include topics such as threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us. The briefings also cover alerts and reports produced by security tools deployed in our IT environment. Our Vice President, Global IT has over 20 years’ experience leading teams in cybersecurity, and designing and securing critical IT infrastructure in the healthcare, biotech and sports entertainment sectors. Our Senior Vice President, Risk and Internal Controls has more than 30 years’ experience designing, implementing and leading risk management, internal control and compliance programs, including cybersecurity, data privacy and business resilience, in global organizations.

Our management team, including the Vice President, Global IT and Senior Vice President, Risk and Internal Controls, is responsible for assessing and managing our material risks from cybersecurity threats. The team has primary responsibility for our overall cybersecurity risk management program and supervises both our internal cybersecurity personnel and our external cybersecurity consultants. Our Vice President, Global IT has more than 15 years’ experience leading teams in cybersecurity, designing and securing critical IT infrastructure in the sports entertainment, healthcare and biotech sectors. Our Senior Vice President, Risk and Internal Controls has more than 30 years’ experience designing, implementing and leading risk management, internal control and compliance programs including cybersecurity, data privacy and business resilience.

Our management team supervises efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include briefings from internal security personnel; threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us; and alerts and reports produced by security tools deployed in the IT environment.

ITEM 2.PROPERTIES

Our principal office is located at 450 East 29th Street, New York, New York, USA, where we lease 22,721 square feet of office and laboratory space. We lease this office space under a lease that terminates on October 31, 2026.

We own a long leasehold interest in the ground rights where our 29,000 square foot GMP viral vector manufacturing facility is located, at 92 Britannia Walk, London, United Kingdom. The long leasehold interest expires in 2126, and there is no facility rent due. We also own the buildings housing our second, large scale GMP viral vector manufacturing facility and our first GMP plasmid and DNA production facility located in Buildings 2 and 3, Block K, Airport Avenue, Shannon Free Zone, Shannon Ireland. The Shannon campus encompasses an aggregate of 150,000 square feet. We entered into a lease for each property providing for a long leasehold interest that expires in 2211.

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

Holders of Record

As of February 29, 2024, there were 52 holders of record. The actual number of shareholders of our ordinary shares is greater than this number of record holders and includes shareholders who are beneficial owners but whose ordinary shares are held in street name by brokers and other nominees. This number of holders of record also does not include shareholders whose ordinary shares may be held in trust by other entities.

Dividend Policy

We have never declared or paid any cash dividends on our ordinary shares. We intend to retain future earnings, if any, to finance the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. In addition, the Notes Purchase Agreement prohibits us from paying dividends during its term and the terms of existing and future financing agreements may also preclude us from paying dividends. However, if we do pay a cash dividend on our ordinary shares in the future, we will only pay such dividend out of our profits or share premium (subject to solvency requirements) as permitted under Cayman Islands law.

Recent Sales of Unregistered Securities

On October 30, 2023, we entered into the Investment Agreement with Sanofi Foreign Participations, and solely for the limited purposes set forth therein, Sanofi, pursuant to which we, in a private placement, issued an aggregate of 4.0 million ordinary shares of the Company at a purchase price of $7.50 per share for gross proceeds of $30.0 million.

The ordinary shares were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended.

ITEM 6.[RESERVED]

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

Overview

We are a vertically integrated, clinical-stage gene therapy company with a broad pipeline of late stage clinical programs supported by end-to-end manufacturing capabilities. We have an internally developed manufacturing platform process, internal plasmid production for GMP, two GMP viral vector production facilities as well as an in-house Quality Control hub for stability and release, all fit for IND through commercial supply. We have core capabilities in viral vector design and optimization and a potentially transformative riboswitch gene regulation platform technology that allows for the precise, dose-responsive control of gene expression by oral small molecules. We are focusing the riboswitch platform on delivery of metabolic peptides including GLP-1, GIP, glucagon and PYY using oral small molecules, as well as cell therapy for oncology and autoimmune diseases. Although initially focusing on the eye, central nervous system, and salivary gland, we have developed the technology to apply genetic medicine to more common diseases, increasing efficacy, addressing novel targets, and expanding access in some of the largest disease areas where the unmet need remains great.

We are an exempted company incorporated under the laws of the Cayman Islands in 2018, and prior to that, we commenced operations as MeiraGTx Limited, a private limited company incorporated under the laws of England and Wales in 2015. Our discussion of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). Since our formation, we have devoted substantially all of our resources to developing our technology platform, establishing our viral vector manufacturing facilities and our GMP plasmid and DNA production facility and developing manufacturing processes, advancing the product candidates in our ophthalmology, salivary gland and neurodegenerative disease programs, building our intellectual property portfolio, organizing and staffing our company, developing our business plan, raising capital, and providing general and administrative support for these operations. To date, we have financed our operations primarily with cash on hand and proceeds from the sales of our Series A ordinary shares, Convertible Preferred C Shares and ordinary shares, debt financing and upfront and milestone payments in connection with the Collaboration Agreement and Asset Purchase Agreement. Through December 31, 2023, we received gross proceeds of approximately $562.9 million from sales of our ordinary shares, Series A ordinary shares and convertible preferred C shares, gross proceeds of approximately $75.0 million from issuance of debt, $130.0 million from the Collaboration Agreement with Janssen, and $65.0 million from the Asset Purchase Agreement with Janssen. As of December 31, 2023, we had cash, cash equivalents and restricted cash of $130.6 million, as well as $10.1 million we expect to receive from Janssen in the first quarter of 2024 in connection with the Collaboration Agreement.

We are a clinical stage company and have not generated any product revenues to date. We have ongoing clinical development programs and a broad pipeline of preclinical programs. Since inception, we have incurred significant operating losses. Our net losses for the years ended December 31, 2023 and 2022 were $84.0 million and $129.6 million, respectively. As of December 31, 2023, we had an accumulated deficit of $554.2 million. We do not expect to generate revenue from sales of products for several years, if at all. Under the Collaboration Agreement, we received an upfront payment in the amount of $100.0 million in March 2019 and a milestone payment in the amount of $30.0 million in December 2021. Additionally, pursuant to the Collaboration Agreement, we received research and development funding for certain research, manufacturing and clinical development costs. On December 20, 2023, we entered into an Asset Purchase Agreement with Janssen pursuant to which the Company sold and assigned to Janssen a License Agreement between the Company and UCLB relating to the research, development, manufacture and exploitation of the RPGR Product, and other related assets as described in the Asset Purchase Agreement. In connection with entering into the Asset Purchase Agreement, we entered into a Termination Agreement with Janssen terminating the Collaboration Agreement. The Company and Janssen also entered into a Supply Agreement on December 20, 2023 pursuant to which the Company agreed to manufacture and supply the RPGR Product for Janssen. In December 2023, we received a non-refundable upfront payment of $65.0 million in connection with the Asset Purchase Agreement.

Our total operating expenses were $151.1 million and $132.3 million for the years ended December 31, 2023 and 2022, respectively. We expect to continue incurring increasing costs associated with our clinical activities for AAV-hAQP1 for the treatment of radiation-induced xerostomia and xerostomia associated with Sjogren’s syndrome, as well as for AAV-GAD for the treatment of Parkinson’s disease. We also incurred expenses during the year ended December 31, 2023 and expect to continue to incur expenses related to research activities in additional therapeutic areas to expand our pipeline, developing our potentially transformative gene regulation technology, hiring additional personnel as needed in manufacturing, research, clinical operations, quality and other functional areas, and associated cash and share-based compensation expense, as well as the further development of internal manufacturing capabilities and capacity and other associated costs including the management of our intellectual property portfolio.

On August 2, 2022 we, as borrower, and the Subsidiary Guarantors, entered into the Financing Agreement by and among the Company, the Subsidiary Guarantors, the lenders and other parties from time to time party thereto and Perceptive, as administrative agent and lender. On December 19, 2022, the Financing Agreement was converted to a Notes Purchase Agreement between the same parties and under substantially the same terms and conditions as the Financing Agreement, subject to certain customary note constitution terms. On August 10, 2023, the Company and the Subsidiary Guarantors entered into the First Consent and Amendment with Perceptive.

The Notes Purchase Agreement provides for the issuance of the Tranche 1 Notes in an initial amount of $75.0 million. Pursuant to the First Consent and Amendment, we may request in our sole discretion, and Perceptive has agreed to subscribe to purchase upon such request, the issuance of the Tranche 2 Notes in an additional amount of $25.0 million at any time before August 2, 2024. Previously, our request for the issuance of the Tranche 2 Notes was to be determined at Perceptive’s sole discretion. The Notes Purchase Agreement matures on August 2, 2026 and is interest-only during the term. We have the option to redeem outstanding principal notes at any time along with an applicable early redemption fee. Outstanding amounts under the Notes Purchase Agreement bear interest at a fluctuating rate per annum equal to 10.00% plus the secured overnight financing rate administered by the Federal Reserve Bank of New York for a one-month tenor, subject to a 1.00% floor.

On November 9, 2022, we entered into a securities purchase agreement with Johnson & Johnson Innovation – JJDC, Inc. (“JJDC”), the investment arm of Johnson & Johnson, pursuant to which we, in a private placement, agreed to issue and sell to JJDC an aggregate of 3,742,514 ordinary shares at a purchase price of $6.68 per share for gross proceeds of approximately $25.0 million.

On May 3, 2023, we entered into a securities purchase agreement with certain accredited investors, pursuant to which we, in a private placement, agreed to issue and sell an aggregate of 10,773,913 ordinary shares at a purchase price of $5.75 per share, for gross proceeds of approximately $62.0 million. The closing occurred on May 5, 2023.

On October 30, 2023, we entered into the Investment Agreement with Sanofi Foreign Participations, and solely for the limited purposes set forth therein, Sanofi, pursuant to which, among other things and subject to the terms and conditions specified therein, we issued an aggregate of 4,000,000 ordinary shares of the Company at a purchase price of $7.50 per share for gross proceeds of $30.0 million. The Investment Agreement also provides Sanofi Foreign Participations and its affiliates with a right of first negotiation for use of our riboswitch gene regulation technology for certain Immunology and Inflammation (I&I), including modulation of IL-4 and IL-13, and Central Nervous System (CNS) targets, as well as for GLP-1 and other gut peptides for metabolic disease, and for our Phase 2 xerostomia program, in each case, on the terms set forth therein.

On December 20, 2023, we entered into an Asset Purchase Agreement with Janssen pursuant to which the Company sold and assigned to Janssen a License Agreement between the Company and UCLB relating to the research, development, manufacture and exploitation of the RPGR Product, and other related assets as described in the APA. In connection with entering into the Asset Purchase Agreement, we entered into a Termination Agreement with Janssen terminating the Collaboration Agreement. The Company and Janssen also entered into a Supply Agreement on December 20, 2023 pursuant to which we agreed to manufacture and supply the RPGR Product for Janssen. Under the Asset Purchase Agreement, Janssen paid the Company a non-refundable upfront cash payment of $65.0 million in December 2023 and a milestone payment of $50.0 million in the first quarter of 2024 in connection with the achievement of the initiation of the extension study for the Phase 3 LUMEOS clinical trial for the RPGR Product.

Additionally, pursuant to and subject to the terms and conditions set forth in the Asset Purchase Agreement, Janssen agreed to pay the Company additional future contingent consideration of up to an aggregate of $300.0 million.

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

Based on our cash, cash equivalents and accounts receivable – related party at December 31, 2023 and the near-term milestone payments we have received and expect to receive under the Asset Purchase Agreement, we estimate that such funds will be sufficient to enable us to fund our operating expenses and capital expenditure requirements into the first quarter of 2026. This estimate does not include the $285.0 million in milestones we are eligible to receive under the Asset Purchase Agreement upon first commercial sale of an RPGR Product in the United States and in at least one of the United Kingdom, France, Germany, Spain and Italy, for completion of the transfer of certain manufacturing technology to Janssen and upon regulatory approval of a Janssen-selected manufacturing facility in each of the United States and European Union for commercial manufacture of the RPGR Product. We have based these estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. See “Liquidity and Capital Resources.” Because of the numerous risks and uncertainties associated with the development of our product candidates, any future product candidates, our platform and technology and because the extent to which we may enter into collaborations with third parties for development of any of our product candidates is unknown, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidates.

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

Highlights and Recent Developments

Recent Development Highlights and Anticipated Milestones

AAV-hAQP1 for the Treatment of Grade 2/3 Radiation-Induced Xerostomia:

Grade 2/3 radiation-induced xerostomia (RIX) is a severely debilitating consequence of radiation treatment for head and neck cancer that affects approximately 30-40% of all patients treated with radiation for head and neck cancer. This is a completely unmet need with no treatment options, and a large addressable market with over 170,000 patients currently in the U.S., and an additional 15,000 new patients in the U.S. each year. Treatment with AAV-hAQP1 involves a small dose locally delivered to the salivary gland via a non-invasive procedure, that can be delivered in a dental office or oncology center where these patients are seen at least annually following radiation treatment. The small local dose of AAV-hAQP1 that we manufacture in-house allows for a low cost of goods, and the potential long term durability and ease of delivery make this large addressable market a compelling commercial opportunity.

●	We continue to enroll and dose participants at multiple sites in the U.S. and Canada in the AQUAx2 Phase 2 randomized, double-blind, placebo-controlled study.
●	We aligned with FDA on requirements for the ongoing Phase 2 AQUAx2 clinical trial for Grade 2/3 radiation-induced xerostomia to be considered pivotal to support potential BLA filing.
●	Received Clinical Trial Authorization approval from MHRA for AQUAx2 study in the UK.
●	We will deliver an oral presentation of the Phase 1 AQUAx study at the American Academy of Oral Medicine 2024 annual meeting (AAOM) taking place from April 17-20, 2024.
Title: Results of a Phase 1, Open-label, Dose-escalation Study of Gene Therapy with AAV2-hAQP1 as Treatment for Grade 2 and 3 Radiation-induced Late Xerostomia and Parotid Gland Hypofunction

ID: 196

AAV-AIPL1 Specials License in UK:

LCA4 is an ultra rare and severe inherited retinal disease (IRD) resulting from mutations in the aryl hydrocarbon receptor interacting protein-like 1 gene (AIPL1). Children with LCA4 are blind from birth due to the absence of AIPL1, a retinal photoreceptor-specific protein expressed in cones and rods. By the age of 4 years old, retinal degeneration is complete. We have developed AAV-AIPL1 to deliver the AIPL1 gene to the retina of children with LCA4. This product candidate, manufactured at our London facility, is available for treatment of children with LCA4 under a Specials License from the MHRA.

●	Our AAV-AIPL1 gene therapy has been made available at 3 different hospitals in the UK with 8 patients aged 1 to 3 years old treated to date via a Specials License under MHRA regulations.
●	Meaningful responses have been observed in all 8 of the children treated to date.
●	Given the positive results, we intend to use data produced under the Specials License to engage with regulatory agencies to enable us to make this intervention more widely available to the LCA4 patient population globally.
●	We intend to host a webinar in the second quarter of 2024 to present the data from the LCA4 children treated with AAV-AIPL1 to date.
●	Our AAV-AIPL1 for treatment of inherited retinal dystrophy due to defects in the AIPL1 gene has been granted orphan drug designation by the FDA and orphan designation by the European Commission.

AAV-GAD for the Treatment of Parkinson’s Disease:

Parkinson’s is the second most common neurodegenerative disease after Alzheimer’s with approximately 90,000 patients diagnosed annually in the U.S. Most Parkinson’s patients respond to dopamine replacement therapy, however, after about 5 years even higher doses of dopamine no longer manage the motor symptoms of the disease, leaving little effective treatment for this large population of patients. One treatment that has efficacy in this patient population is deep brain stimulation (DBS), which requires multiple surgeries and in-dwelling hardware with onerous safety and tolerability issues. In contrast, our gene therapy treatment for Parkinson’s involves the delivery of a very small dose of AAV-GAD encoding the enzyme that converts the activating neurotransmitter glutamate to the calming neurotransmitter GABA, to the specific nucleus of the brain targeted by DBS. We have demonstrated that localized treatment with AAV-GAD leads to a change in circuitry to the motor cortex which results in alleviation of motor symptoms. This is a one-time treatment, involving no in-dwelling hardware or subsequent tuning, no off target side effects, and with a small dose of viral vector that has a low cost of goods.

●	We have completed dosing patients in the AAV-GAD clinical trial under a new IND using material manufactured in our GMP facility in London, UK using our proprietary production process.
●	The AAV-GAD trial is a three-arm, randomized, double-blind, sham-controlled Phase 1 clinical bridging study with subjects randomized to one of two doses of AAV-GAD or sham control.
●	The objective of the AAV-GAD trial (NCT05603312) is to evaluate the safety and tolerability of AAV-mediated delivery of glutamic acid decarboxylase (GAD) gene transfer into the subthalamic nuclei (STN) of participants with Parkinson’s disease.

Riboswitch Gene Regulation Technology Platform:

Our riboswitch technology allows for repeatable, long-term delivery of any messenger RNA (mRNA) from the DNA template encoding any peptide or protein on stimulation by bespoke orally delivered small molecules.

●	We continue to make significant progress in moving the first regulated mRNA and protein targets towards the clinic, initially focusing on two areas, cell therapy and metabolic disease.
●	For obesity and metabolic disease, we have successfully delivered multiple combinations of gut peptides in vivo including GLP-1, GIP, PYY, Glucagon and Amylin, as well as novel peptides that drive muscle metabolism, via the riboswitch platform that allows daily dosing with a small molecule to activate physiologically relevant peptide combinations within the body. This provides a platform for addressing not just weight loss via reduced appetite, but also muscle strength, fat metabolism and cardiovascular health in metabolic disease, with daily oral small molecules.
●	In CAR-T for both oncology and autoimmune disease, precise control of the CAR via our riboswitch platform has demonstrated significant impact on CAR-T efficacy, with a 3-4 fold improvement in in vivo potency of cells with regulated CAR compared to the currently approved CAR-T with unregulated constitutively active CAR. In addition, our regulated CAR-T display a normal naïve T-cell profile, lacking exhaustion markers and retaining proliferation and killing ability in vitro in contrast to CAR-T with unregulated constitutive CAR expression.
●	We intend to present data from our riboswitch gene regulation technology platform at an R&D day in the second half of 2024.

Asset Purchase Agreement with Jannsen:

●	On December 20, 2023, we entered into an asset purchase agreement with Janssen related to bota-vec for the treatment of XLRP for a total of up to $415 million; the agreement enabled us to receive $130 million in near-term milestone payments, which included a $65 million upfront payment that was received upon signing of the agreement.

●	On February 13, 2024, we announced the achievement of the first near-term milestone payments under the asset purchase agreement with Janssen which triggered a $50 million payment; we anticipate receiving the remaining $15 million in near-term milestone payments later in 2024.
●	We will receive up to a further $285 million upon first commercial sales of bota-vec in the U.S. and EU, for manufacturing technology transfer and upon regulatory approval of a Janssen-selected manufacturing facility in each of the United States and European Union for commercial manufacture of bota-vec.
●	We also entered into a commercial supply agreement with Janssen for bota-vec manufacturing, which we anticipate will generate additional revenue upon product launch.

Strategic Investment from Sanofi:

●	On October 30, 2023, Sanofi purchased $30 million of our ordinary shares at a price of $7.50 per share.
●	Sanofi received a right of first negotiation (ROFN) for the use of our riboswitch gene regulation technology for certain Central Nervous System (CNS) and Immunology and Inflammation (I&I) targets, including IL-4 and IL-13, as well as for GLP-1 and other gut peptides for obesity, and for our Phase 2 xerostomia program.

End-to-End Manufacturing Infrastructure:

We have comprehensive end-to end-manufacturing capabilities with a commercial ready platform process and GMP-licensed manufacturing and QC facilities in both the UK and Ireland, comprising the following:

●	Two flexible and scalable viral vector manufacturing facilities both fit for commercial production of viral vectors, one approximately 30,000 sq. ft. in London, UK, with the second approximately 150,000 sq. ft. in Shannon, Ireland.
●	In-house plasmid production facility (Shannon) under the same quality systems as the GMP approved production and QC facilities. Plasmid produced in-house is therefore GMP grade as a starting material for GMP vector production.
●	In-house QC facility (Shannon) for full stability and release of manufactured viral vectors, which received both a Commercial and Clinical license from the Irish HPRA in 2023.
●	MSAT facility (London) for the development of our proprietary platform process for viral vector production, as well as development and validation of the QC assays required for viral vector release and stability. Over the past 8 years, our MSAT team have built immense data lakes of information supporting our platform process developed using multiple different capsids and vector genomes with both yield and full ratio at the top of the range published in the industry.
●	As part of the Janssen transaction in the fourth quarter of 2023, we entered into a commercial supply agreement with Janssen for the manufacture of bota-vec.
●	Our infrastructure, manufacturing and assay development capabilities and proprietary production process continues to attract the attention of potential strategic and manufacturing partners.

Components of Our Results of Operations

License revenue – related party

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

We have incurred and expect to continue to incur increased expenses associated with being a public company, including costs of accounting, audit, legal, regulatory and tax-related services associated with maintaining compliance with Nasdaq and SEC requirements; director and officer insurance costs; and investor and public relations costs.

Research and development expenses

Research and development expenses consist primarily of costs incurred for our research activities, including our discovery efforts, and the development of our product candidates, and include:

●	employee-related expenses, including salaries, benefits and travel of our research and development personnel;
●	expenses incurred in connection with third-party vendors that conduct clinical and preclinical studies and manufacture the drug product for the clinical trials and preclinical activities;
●	acquisition and impairment of in process research and development;
●	costs associated with clinical and preclinical activities including costs related to facilities, supplies, rent, insurance, certain legal fees, share-based compensation, and depreciation; and
●	expenses incurred with the development and operation of our manufacturing facilities.

We expense research and development costs as incurred.

Research and development activities are central to our business model. We expect to continue incurring increasing research and development costs associated with our clinical activities for AAV-hAQP1 for the treatment of radiation-induced xerostomia and xerostomia associated with Sjogren’s syndrome, as well as for AAV-GAD for the treatment of Parkinson’s disease. In addition, we expect to continue to incur expenses related to research activities in additional therapeutic areas to expand our pipeline and developing our potentially transformative gene regulation technology.

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

Interest income

Interest income is comprised on interest earned on our interest-bearing bank accounts..

Interest expense

Interest expense consists of interest expense and amortization of the debt discount in connection with the debt financing described in Note 13 to our consolidated financial statements.

Gain on sale of nonfinancial assets

The gain on sale of nonfinancial assets represents the value allocated to the nonfinancial assets sold and assigned to Janssen including the UCLB RPGR License Agreement relating to the research, development, manufacture and exploitation of the RPGR Product, and other related assets pursuant to the Asset Purchase Agreement, net of carrying value.

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

ASC 808 does not address recognition or measurement matters related to collaborative arrangements. Payments between participants pursuant to a collaborative arrangement that are within the scope of other authoritative accounting literature on income statement classification are accounted for using the relevant provisions of that literature. If we conclude that some or all aspects of the arrangement are within the scope of ASC 808 and do not represent a transaction with a customer, we recognize our allocation of the shared costs incurred with respect to the jointly conducted activities pursuant to ASC 730, Research and Development. If we concluded that some or all aspects of the arrangement represent a transaction with a customer, we account for those aspects of the arrangement within the scope of ASC 606. If the payments are not within the scope of other authoritative accounting literature, the income statement classification for the payments is based on an analogy to authoritative accounting literature or if there is no appropriate analogy, a reasonable, rational and consistently applied accounting policy election. Payments received from a collaboration partner to which this policy applies may include upfront payments in respect of a license of intellectual property, development and commercialization-based milestones, and royalties.

Revenue Recognition

We evaluate the promised goods or services to determine which promises, or group of promises, represent performance obligations in our contracts with customers. In contemplation of whether a promised good or service meets the criteria required of a performance obligation, we consider the stage of development of the underlying intellectual property, the capabilities and expertise of the customer relative to the underlying intellectual property, and whether the promised goods or services are integral to or dependent on other promises in the contract. When accounting for an arrangement that contains multiple performance obligations, we must develop judgmental assumptions, which may include market conditions, reimbursement rates for personnel costs, development timelines and probabilities of regulatory success to determine the stand-alone selling price for each performance obligation identified in the contract.

When we conclude that a contract should be accounted for as a combined performance obligation and recognized over time, we must then determine the period over which revenue should be recognized and the method by which to measure revenue. We generally recognize revenue using a cost-based input method.

At inception, we determine whether contracts are within the scope of ASC 606 or other topics. For contracts that are determined to be within the scope of ASC 606, we recognize revenue when the customer or collaborator obtains control of promised goods or services, in an amount that reflects the consideration which we expect to receive in exchange for those goods or services. To determine revenue recognition, we perform the following five steps:

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

At contract inception, we assess the goods or services promised within the contract to determine whether each promised good or service is a performance obligation. The promised goods or services for our arrangements typically consist of a license to our intellectual property and research, development and manufacturing services. We may provide options to additional items in such arrangements, which are accounted for as separate contracts when the customer elects to exercise such options, unless the option provides a material right to the customer. Performance obligations are promises in a contract to transfer a distinct good or service to the customer that (i) the customer can benefit from on its own or together with other readily available resources, and (ii) is separately identifiable from other promises in the contract. Goods or services that are not individually distinct performance obligations are combined with other promised goods or services until such combined group of promises meet the requirements of a performance obligation.

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

If there are multiple performance obligations, we allocate the transaction price to each performance obligation based on their estimated standalone selling prices (“SSP”). We estimate the SSP for each performance obligation by considering information such as market conditions, entity-specific factors, and information about our customer that is reasonably available. We consider estimation approaches that allow us to maximize the use of observable inputs. These estimation approaches may include the adjusted market assessment approach, the expected cost plus a margin approach or the residual approach. We also consider whether to use a different estimation approach or a combination of approaches to estimate the SSP for each performance obligation. Developing certain assumptions (e.g., treatable patient population, expected market share, probability of success and product profitability, and discount rate based on weighted-average cost of capital) to estimate the SSP of a performance obligation requires significant judgment.

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

Share-Based Compensation

Options

We grant share options to employees, non-employee members of our board of directors and non-employee consultants as compensation for services performed. Share-based compensation are accounted for in accordance with ASC 718, Compensation—Stock Compensation, or ASC 718. ASC 718 requires all share-based payments, including grants of share options, to be recognized in the statement of operations and comprehensive loss based on their grant date fair values. The grant date fair value of share options is estimated using the Black-Scholes option valuation model.

Using this model, fair value is calculated based on assumptions with respect to (i) the fair value of our ordinary shares on the grant date; (ii) expected volatility of our ordinary share price, (iii) the periods of time over which recipients are expected to hold their options prior to exercise (expected term), (iv) expected dividend yield on our ordinary shares, and (v) risk-free interest rates.

Our ordinary shares were not traded on a public exchange prior to our IPO in June 2018. Therefore, we believe that our future volatility will differ materially during the expected term from the volatility that would be calculated from our historical share prices to date. Consequently, expected volatility is based on an analysis of our Company and guideline companies in accordance with ASC 718. The expected dividend yield is zero as we have never paid dividends and do not currently anticipate paying any in the foreseeable future. Risk-free interest rates are based on quoted U.S. Treasury rates for securities with maturities approximating the option’s expected term.

Restricted Share Units

The Company grants restricted share units (“RSUs”) to employees, non-employee members of our board of directors and non-employee consultants as compensation for services performed. Awards of RSUs are accounted for in accordance with ASC 718, Compensation - Stock Compensation, or ASC 718. ASC 718 requires all share-based payments, including grants of RSUs, to be recognized in the consolidated statement of operations and comprehensive loss based on their grant date fair values. The grant date fair value of RSUs is determined using the closing market price of the Company’s ordinary shares on the date of grant.

Results of Operations

Comparison of the Years Ended December 31, 2023 and 2022

	2023	2022	Change

	(in thousands)
License revenue - related party	$14,017	$15,920	$(1,903)
Operating expenses:
General and administrative	47,293	46,550	743
Research and development	103,785	85,725	18,060
Total operating expenses	151,078	132,275	18,803
Loss from operations	(137,061)	(116,355)	(20,706)
Other non-operating income (expense)
Foreign currency gain (loss)	9,300	(9,452)	18,752
Interest income	2,272	777	1,495
Interest expense	(13,245)	(4,946)	(8,299)
Gain on sale of nonfinancial assets	54,208	—	54,208
Fair value adjustments	499	361	138
Net loss	$(84,027)	$(129,615)	$45,588
Other comprehensive (loss) income:
Foreign currency translation (loss) gain	(7,482)	8,718	(16,200)
Comprehensive loss	$(91,509)	$(120,897)	$29,388

License revenue – related party

License revenue was $14.0 million for the year ended December 31, 2023, compared to $15.9 million for the year ended December 31, 2022. This decrease is a result of the Company recognizing the deferred revenue progress of the $100.0 million upfront payment and the $30.0 million milestone payment received in connection with the Collaboration Agreement through the termination date of the Collaboration Agreement on December 20, 2023.

General and administrative expenses

General and administrative expenses were $47.3 million for the year ended December 31, 2023, compared to $46.6 million for the year ended December 31, 2022. The increase of $0.7 million was primarily due to an increase of $4.1 million in legal and accounting fees, $2.2 million in payroll and payroll-related costs, $0.4 million in share-based compensation and $0.1 million in rent and facilities costs. These increases were partially offset by a decrease of $4.2 million in other general and administrative costs, $1.3 million in insurance, $0.3 million in consulting fees and $0.3 million in depreciation.

Research and development expenses

Research and development expenses for the years ended December 31, 2023 and 2022 were as follows (in thousands):

	For The Years Ended December 31,
	2023	2022	Change
Clinical Programs
Botaretigene sparoparvovec	$55,518	$36,918	$18,600
AAV-hAQP1	15,772	9,068	6,704
AAV-CNGB3 / AAV-CNGA3	2,184	5,743	(3,559)
AAV-GAD	7,598	10,148	(2,550)
AAV-RPE65	—	3,751	(3,751)
Manufacturing	50,221	36,258	13,963
Preclinical Programs
Gene regulation	8,324	12,462	(4,138)
Neurodegenerative diseases	2,242	3,546	(1,304)
Preclinical ocular diseases	2,849	13,999	(11,150)
Other research and development expenses	29,506	26,389	3,117
Gross research and development expenses	174,214	158,282	15,932
Collaboration Agreement reimbursement	(70,429)	(72,557)	2,128
Research and development expenses	$103,785	$85,725	$18,060

Clinical program expenses represent the direct costs for each clinical trial plus the cost of the clinical trial material charged from the manufacturing costs.

Manufacturing expenses represent the costs to manufacture clinical trial material, including payroll, facilities, manufacturing supplies, raw materials, quality control and quality assurance. Upon completion of the manufacture of a batch of clinical trial material, the standard cost of manufacturing the batch of clinical trial material is charged to the clinical programs. A year to date true-up of the standard batch cost has been reflected in the fourth quarter.

Preclinical program expenses represent the direct costs for each group of preclinical programs.

Other research and development expenses represent costs that are not allocated to a specific clinical or preclinical program, such as payroll and payroll related costs, share-based compensation, travel, rent and facilities costs, depreciation and other non-program specific expenses.

Research and development expenses for the year ended December 31, 2023 were $103.8 million, compared to $85.7 million for the year ended December 31, 2022. The increase of $18.1 million was primarily due to an increase of $15.4 million in clinical trial expenses primarily related to the bota-vec and AAV-hAQP1 programs, $14.0 million of manufacturing costs, $3.1 million of other research and development expenses and a decrease of $2.1 million in research funding provided under the Collaboration Agreement with Janssen. These increases were partially offset by a decrease of $16.6 million in expenses related to our preclinical programs primarily related to preclinical ocular diseases in the year ended December 31, 2023 compared to the year ended December 31, 2022.

Foreign currency gain (loss)

Foreign currency gain was $9.3 million for the year ended December 31, 2023 compared to a loss of $9.5 million for the year ended December 31, 2022. The change of $18.8 million was primarily due to the strengthening of the U.S. dollar against the pound sterling and euro during the year ended December 31, 2023 as it relates to the valuation of our intercompany payables and receivables.

Interest income

Interest income was $2.3 million for the year ended December 31, 2023 compared to $0.8 million for the year ended December 31, 2022. The increase was due to higher interest rates and cash balances during 2023.

Interest expense

Interest expense was $13.2 million for the year ended December 31, 2023 compared to $4.9 million for the year ended December 31, 2022. The increase was primarily due to the interest expense and amortization of the debt discount in connection with the debt financing described in Note 13 to our consolidated financial statements included elsewhere in this Form 10-K. Twelve months of interest was recorded during the year ended December 31, 2023 compared to five months of interest recorded during the year ended December 31, 2022.

Gain on sale of nonfinancial assets

The gain on sale of nonfinancial assets was $54.2 million for the year ended December 31, 2023 compared to $0 for the year ended December 31, 2022. This increase was a result of the recognition of the value allocated to the nonfinancial assets sold and assigned to Janssen including the UCLB RPGR License Agreement relating to the research, development, manufacture and exploitation of the RPGR Product, and other related assets pursuant to the APA, net of carrying value.

Other Comprehensive (Loss) Income – Foreign Currency Translation (Loss) Gain

Foreign currency translation adjustments resulted in a translation loss of $7.5 million for the year ended December 31, 2023 compared to a translation gain of $8.7 million for the year ended December 31, 2022. The change in the amount of $16.2 million was primarily due to a strengthening of the U.S. dollar against the pound sterling and euro during the year ended December 31, 2023.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses. For the year ended December 31, 2023, we used $105.4 million in cash flows from operations. We did not generate positive cash flows from operations during the year and there are no assurances that we will generate positive cash flows in the future. Additionally, there are no assurances that we will be successful in obtaining an adequate level of financing for the development and commercialization of our product candidates. We expect to incur significant expenses and operating losses for the foreseeable future as we advance the preclinical and clinical development of our product candidates. We expect that our research and development and general and administrative costs will increase in connection with conducting preclinical studies and clinical trials for our product candidates, building out internal capacity to have products manufactured to support preclinical studies and clinical trials as well as to manufacture commercial products, expanding our intellectual property portfolio, and providing general and administrative support for our operations. As a result of these incurred and expected expenses we will need additional capital to fund our operations, which we may obtain from additional equity or debt financings, collaborations, licensing arrangements, or other sources.

We do not currently have any approved products and have never generated any revenue from product sales. We have historically financed our operations primarily through cash on hand and proceeds from the sale of our ordinary shares, series A ordinary shares and convertible preferred C shares. In March 2019 and December 2021, we received a $100.0 million upfront payment and a $30.0 million milestone payment, respectively, in connection with the Collaboration Agreement, which also provided us with research funding, and we were eligible to receive additional potential milestone payments and royalties. On December 20, 2023, we entered into an Asset Purchase Agreement with Janssen pursuant to which the Company sold and assigned to Janssen a License Agreement between the Company and UCLB relating to the research, development, manufacture and exploitation of the RPGR Product, and other related assets as described in the Asset Purchase Agreement. In connection with entering into the Asset Purchase Agreement, we entered into a Termination Agreement with Janssen terminating the Collaboration Agreement. The Company and Janssen also entered into a Supply Agreement on December 20, 2023 pursuant to which the Company agreed to manufacture and supply the RPGR Product for Janssen. In December 2023, we received a non-refundable upfront payment of $65.0 million in connection with the Asset Purchase Agreement, and in the first quarter of 2024 we received a milestone payment of $50.0 million in connection with the achievement of the initiation of the extension study for the Phase 3 LUMEOS clinical trial for the RPGR Product.

Additionally, on August 2, 2022, we, as borrower, and our Subsidiary Guarantors, entered into a Financing Agreement by and among us, the Subsidiary Guarantors, the lenders and other parties from time to time party thereto and Perceptive, as administrative agent and lender. On December 19, 2022, the Financing Agreement was converted to a Notes Purchase Agreement between the same parties and under substantially the same terms and conditions as the Financing Agreement, subject to certain customary note constitution terms.

The Notes Purchase Agreement provides for the issuance of the Tranche 1 Notes in an initial amount of $75.0 million. Pursuant to the First Consent and Amendment, we may request, in our sole discretion, and Perceptive has agreed to subscribe to purchase upon such request, the issuance of the Tranche 2 Notes in an additional amount of $25.0 million at any time before August 2, 2024. Previously, our request for the issuance of the Tranche 2 Notes was to be determined at Perceptive’s sole discretion. The Notes Purchase Agreement matures on August 2, 2026 and is interest-only during the term. We have the option to redeem outstanding principal notes at any time along with an applicable early redemption fee. Outstanding amounts under the Notes Purchase Agreement bear interest at a fluctuating rate per annum equal to 10.00% plus the secured overnight financing rate administered by the Federal Reserve Bank of New York for a one-month tenor, subject to a 1.00% floor.

Our obligations under the Notes Purchase Agreement are secured by our London, UK and Shannon, Ireland manufacturing facilities, $3.0 million of our cash and the bank accounts of the Subsidiary Guarantors, and the issued and outstanding equity interests of the Subsidiary Guarantors.

The Notes Purchase Agreement imposes certain covenants and restrictions on us and the Subsidiary Guarantors, including restrictions pertaining to: (i) the incurrence of additional indebtedness, (ii) limitations on liens, (iii) limitations on certain investments, (iv) making distributions, dividends and other payments, (v) mergers, consolidations and acquisitions, (vi) dispositions of assets, (vii) our maintenance of at least $3.0 million in a U.S. bank account, (viii) transactions with affiliates, (ix) changes to governing documents, (x) changes to certain agreements and leases and (xi) changes in control; however, certain of these restrictions contain exceptions which allow us to license, sell and monetize assets in our AAV-hAQP1 program in development to treat radiation-induced xerostomia, our AAV-GAD program in development to treat Parkinson’s disease and our gene regulation platform technologies.

In connection with entering into the Financing Agreement, we granted warrants (the “Warrants”) to Perceptive to purchase up to (i) 400,000 ordinary shares of the Company at an exercise price of $15.00 per share and (ii) 300,000 ordinary shares of the Company at an exercise price of $20.00 per share. The Warrants will expire on August 2, 2027.

Based on our current cash, cash equivalents and accounts receivable – related party at December 31, 2023 and the near-term milestone payments we have received and expect to receive under the Asset Purchase Agreement, we estimate that we will be able to fund our operating expenses and capital expenditure requirements into the first quarter of 2026. This estimate does not include the $285.0 million in milestones we are eligible to receive under the Asset Purchase Agreement upon first commercial sale of an RPGR Product in the United States and in at least one of the United Kingdom, France, Germany, Spain and Italy, for completion of the transfer of certain manufacturing technology to Janssen and upon regulatory approval of a Janssen-selected manufacturing facility in each of the United States and European Union for commercial manufacture of the RPGR Product. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect.

Cash Flows

We had $130.6 million and $115.5 million of cash, cash equivalents, and restricted cash as of December 31, 2023 and 2022, respectively.

The following table summarizes our sources and uses of cash for the period presented:

	For the Years Ended December 31,
	2023	2022

	(in thousands)
Net cash used in operating activities	$(105,365)	$(73,098)
Net cash provided by (used in) investing activities	34,034	(44,963)
Net cash provided by financing activities	84,023	95,200
Net increase (decrease) in cash, cash equivalents and restricted cash	$12,692	$(22,861)

Operating Activities

During the year ended December 31, 2023, our cash used in operating activities of $105.4 million was primarily due to our net loss of $84.0 million as we incurred expenses associated with research activities on our clinical programs, manufacturing of our clinical trial materials, preclinical research programs and general and administrative expenses. The net loss included net non-cash gains of $20.4 million, which consisted of $54.2 million of a gain on sale of nonfinancial assets, $27.7 million of share-based compensation, $13.7 million of depreciation and amortization, $9.3 million of a foreign currency gain, $1.1 million of amortization of the debt discount, $1.1 million impairment related to acquired in-process research and development and right-of-use assets, $0.5 million of a fair value upward adjustment, $0.2 million of net change in right-of-use assets and liabilities and $0.2 million of amortization of interest on asset retirement obligations. Additionally, operating assets, consisting of accounts receivable-related party, prepaid expenses, tax incentive receivable, other current assets and other assets, decreased by $6.0 million and operating liabilities, consisting of accounts payable, accrued expenses, and deferred revenue-related party, decreased by $6.9 million.

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

Investing Activities

Net cash provided by investing activities for the year ended December 31, 2023 of $34.0 million consisted of $54.2 million from proceeds from the sale of nonfinancial assets and $20.2 million of purchases of property and equipment for our manufacturing, laboratory and process development facilities.

Net cash used in investing activities for the year ended December 31, 2022 of $45.0 million consisted of purchases of property and equipment for our manufacturing, laboratory and process development facilities and buildout costs of our new facilities in Ireland.

Financing Activities

Net cash provided by financing activities was $84.0 million for the year ended December 31, 2023, which consisted primarily of $92.0 million from the issuance of ordinary shares, which was offset by $6.4 million of issuance costs and $1.5 million of payments for withholdings of shares for income taxes.

Net cash provided by financing activities was $95.2 million for the year ended December 31, 2022, which consisted primarily of $75.0 million from issuance of the Tranche 1 Notes, $25.0 million from the issuance of ordinary shares and $0.2 million in exercise of share options, which was offset by $2.8 million of payments for withholdings of shares for income taxes, and issuance costs of $2.2 million.

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

Foreign Currency Exchange Risk

We currently operate in the United States, the United Kingdom and the European Union. Our activities in these jurisdictions expose us to currency exchange rate fluctuations primarily between the U.S. Dollar and the British pound sterling and euro. When the U.S. Dollar strengthens against these currencies, the U.S. Dollar value of non-U.S. Dollar based losses increases. To the extent that our international activities recorded in local currencies increase in the future, our exposure to fluctuations in currency exchange rates will correspondingly increase. With respect to our foreign currency exposures as of December 31, 2023, we estimate a 10% unfavorable movement in foreign currency exchange rates would have the effect of creating an additional foreign currency loss of approximately $7.4 million within other non-operating income (expense) for the year ended December 31, 2023.

Interest Rate Risk

We are exposed to market risk as a result of changes in interest rates applicable to borrowings under our Notes Purchase Agreement. Borrowings under the Notes Purchase Agreement bear interest at a fluctuating rate per annum equal to 10.00% plus the secured overnight financing rate (“SOFR”) administered by the Federal Reserve Bank of New York for a one-month tenor, subject to a 1.00% floor. See Note 13 to our consolidated financial statements included elsewhere in this Form 10-K. We may use interest rate cap derivatives, interest rate swaps or other interest rate hedging instruments to economically hedge and manage interest rate risk with respect to our variable floating rate debt. As of December 31, 2023, the annual interest rate was 15.32% and the outstanding balance of the Tranche 1 Notes was $75.0 million. Assuming no change in the outstanding borrowings under the Notes Purchase Agreement, we estimate that a hypothetical 1% increase in the SOFR would increase our annual interest expense by approximately $0.8 million for the year ended December 31, 2023.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of MeiraGTx Holdings plc and subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of MeiraGTx Holdings plc and subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive loss, shareholders' equity and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Accrued Clinical Trial Costs
Description of the Matter

As discussed in Note 2 to the consolidated financial statements, the Company records costs for clinical trial activities based upon estimates of costs incurred through the balance sheet date that have yet to be invoiced by the contract research organizations and other vendors.

Auditing the Company’s accruals for clinical trial costs is challenging due to the fact that information necessary to estimate the accruals is accumulated from multiple sources. In addition, in certain circumstances, the estimate of services that have been incurred during the reporting period requires judgment because the timing and pattern of vendor invoicing does not correspond to the level of services provided and there may be delays in invoicing from clinical study sites and other vendors.

How We Addressed the Matter in Our Audit

To test the accrued clinical trial costs, our audit procedures included, among others, testing the completeness and accuracy of the underlying data used in the estimates and evaluating the significant assumptions including, but not limited to, patient enrollment and costs per patient, and rate of progress, which are used by management to estimate the recorded accruals.

To assess the reasonableness of the significant assumptions, we corroborated the progress of clinical trials with the Company’s clinical team and obtained information directly from third parties related to active patient progress and currently enrolled patients. We also tested subsequent invoices received from such third parties and inspected the Company’s contracts with third parties and any pending change orders to assess the costs per patient and impact to the accrual through the balance sheet date.

Accounting for Asset Purchase and Related Agreements with Janssen Pharmaceuticals Inc.
Description of the Matter

As discussed in Note 11 to the consolidated financial statements, the Company concurrently entered into various agreements with Janssen Pharmaceuticals, Inc. including but not limited to an Asset Purchase Agreement, a Supply Agreement, and a Termination Agreement that terminated an existing Collaboration, Option and License Agreement, as amended (collectively, the “Agreements”).  These Agreements resulted in the recognition of deferred revenue in the amount of $36.9 million and a gain on sale of nonfinancial assets in the amount of $54.2 million as of and for the year ended December 31, 2023.

Accounting for the Agreements required the Company to make significant judgments, including but not limited to the identification of performance obligations, including determining whether the Agreements included a customer option for additional goods and services or whether it included a material right, as well as the standalone selling price of each identified performance obligation and nonfinancial asset to be transferred.  The standalone selling price of the performance obligations and nonfinancial assets to be transferred were not directly observable; therefore, the Company estimated the standalone selling prices using an adjusted market assessment or a cost plus a margin approach.  The estimated standalone selling prices were sensitive to changes in certain assumptions within the models such as expected market share and product profitability. In developing these assumptions, management considered both observable and unobservable inputs and changes to these assumptions could have a material effect on the estimated relative standalone selling price of each performance obligation and nonfinancial asset and the timing and pattern of income recognition.  As a result, auditing the identification of performance obligations and nonfinancial assets to be transferred and the related standalone selling prices required especially complex auditor judgment.
How We Addressed the Matter in Our Audit

To audit the Company’s accounting for the Agreements, we tested the completeness of the identified performance obligations and nonfinancial assets and evaluated the reasonableness of the allocation of the total consideration among the identified performance obligations and nonfinancial assets. Our audit procedures included, among others, reading the Agreements and evaluating whether the terms of the contracts (including future purchase options) resulted in the existence of one or more material rights. We tested and evaluated the accuracy and completeness of the underlying data used in management's calculation of the standalone selling price for each performance obligation and nonfinancial asset transferred by comparing the significant assumptions described above to current industry trends using available industry information and other relevant factors. We also performed a sensitivity analysis of the significant assumptions to evaluate the effect that a change in the estimated standalone selling price of certain performance obligations resulting from changes in the significant assumptions would have on the allocation of transaction price to each performance obligation, as well as on the gain on sale of nonfinancial assets recognized during the period.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2016.

Jericho, New York

March 15, 2024

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31,	December 31,
	2023	2022
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$129,566	$115,516
Accounts receivable - related party	10,138	21,334
Prepaid expenses	5,625	8,133
Tax incentive receivable	13,277	7,689
Other current assets	1,016	1,667
Total Current Assets	159,622	154,339

Property, plant and equipment, net	115,896	109,266
Intangible assets, net	1,118	1,335
In-process research and development	—	742
Restricted cash	1,083	—
Other assets	1,917	1,402
Equity method and other investments	6,766	6,326
Right-of-use assets - operating leases, net	15,910	20,109
Right-of-use assets - finance leases, net	24,432	24,718
TOTAL ASSETS	$326,744	$318,237

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$16,042	$16,616
Accrued expenses	42,639	39,818
Lease obligations, current	4,193	3,884
Deferred revenue - related party, current	2,926	15,123
Other current liabilities	1,278	6,631
Total Current Liabilities	67,078	82,072

Deferred revenue - related party	34,017	27,436
Lease obligations	12,952	17,331
Asset retirement obligations	2,401	2,179
Deferred income tax liability	—	186
Note payable, net	72,119	71,033
Other long-term liabilities	—	262
TOTAL LIABILITIES	188,567	200,499

COMMITMENTS AND CONTINGENCIES (Note 14)

SHAREHOLDERS' EQUITY:
Ordinary Shares, $0.00003881 par value, 1,288,327,750 authorized, 63,601,015 and 48,477,209 shares issued and outstanding at December 31, 2023 and December 31, 2022, respectively	2	2
Capital in excess of par value	693,841	581,893
Accumulated other comprehensive (loss) income	(1,435)	6,047
Accumulated deficit	(554,231)	(470,204)
Total Shareholders' Equity	138,177	117,738
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$326,744	$318,237

See Notes to Consolidated Financial Statements

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share amounts)

	For the Years Ended December 31,
	2023	2022

License revenue - related party	$14,017	$15,920

Operating expenses:
General and administrative	47,293	46,550
Research and development	103,785	85,725
Total operating expenses	151,078	132,275
Loss from operations	(137,061)	(116,355)
Other non-operating income (expense):
Foreign currency gain (loss)	9,300	(9,452)
Interest income	2,272	777
Interest expense	(13,245)	(4,946)
Gain on sale of nonfinancial assets	54,208	—
Fair value adjustment	499	361
Net loss	(84,027)	(129,615)
Other comprehensive (loss) income:
Foreign currency translation (loss) gain	(7,482)	8,718
Comprehensive loss	$(91,509)	$(120,897)

Net loss	$(84,027)	$(129,615)
Basic and diluted net loss per ordinary share	$(1.49)	$(2.87)
Weighted-average number of ordinary shares outstanding	56,486,525	45,177,857

See Notes to Consolidated Financial Statements

F-6

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

(in thousands, except share amounts)

				Accumulated Other		Total
	Ordinary		Capital in Excess	Comprehensive	Accumulated	Shareholders'
	Shares	Amount	of Par Value	Income (Loss)	Deficit	Equity

Balance at December 31, 2021	44,548,925	$2	$528,659	$(2,671)	$(340,589)	$185,401
Share-based compensation activity	185,770	—	26,080	—	—	26,080
Warrants issued in connection with note payable	—	—	2,273	—	—	2,273
Issuance of shares in connection with private placement, net of issuance costs of $119	3,742,514	—	24,881	—	—	24,881
Other comprehensive income	—	—	—	8,718	—	8,718
Net loss for the year ended December 31, 2022	—	—	—	—	(129,615)	(129,615)
Balance at December 31, 2022	48,477,209	2	581,893	6,047	(470,204)	117,738
Share-based compensation activity	309,755	—	26,207	—	—	26,207
Issuance of shares in connection with asset acquisitions	40,138	—	209	—	—	209
Issuance of shares in connection with private placements, net of issuance costs of $6,418	14,773,913	—	85,532	—	—	85,532
Other comprehensive income	—	—	—	(7,482)	—	(7,482)
Net loss for the year ended December 31, 2023	—	—	—	—	(84,027)	(84,027)
Balance at December 31, 2023	63,601,015	$2	$693,841	$(1,435)	$(554,231)	$138,177

See Notes to Consolidated Financial Statements

F-7

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Years Ended December 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(84,027)	$(129,615)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	27,716	28,623
Foreign currency (gain) loss	(9,300)	9,452
Depreciation and amortization	13,730	8,723
Net change in right-of-use assets and liabilities	(222)	(153)
Loss on disposal of equipment, furniture and fixtures	13	—
Loss on equity method investment	6	—
Amortization of interest on asset retirement obligations	177	168
Amortization of debt discount	1,083	444
Fair value adjustment	(499)	(361)
Impairment of acquired in-process research and development and right-of-use assets	1,149	—
Gain on sale of nonfinancial assets	(54,208)	—
(Increase) decrease in operating assets:
Accounts receivable - related party	9,975	1,032
Prepaid expenses	2,690	(329)
Tax incentive receivable	(5,148)	4,139
Other current assets	222	519
Other assets, net	(1,809)	(173)
Increase (decrease) in operating liabilities:
Accounts payable	2,330	3,737
Accrued expenses	(382)	12,610
Other current liabilities	(1,355)	4,006
Deferred revenue - related party	(7,506)	(15,920)
Net cash used in operating activities	(105,365)	(73,098)

Cash flows from investing activities:
Purchase of property, plant and equipment	(20,174)	(44,963)
Proceeds from sale of nonfinancial assets	54,208	—
Net cash provided by (used in) investing activities	34,034	(44,963)

Cash flows from financing activities:
Exercise of share options	10	231
Payments of withholdings on shares withheld for income taxes	(1,519)	(2,774)
Proceeds from the issuance of ordinary shares	91,950	25,000
Proceeds from issuance of note payable	—	75,000
Payment of issuance costs	(6,418)	(2,257)
Net cash provided by financing activities	84,023	95,200

Net increase (decrease) in cash, cash equivalents and restricted cash	12,692	(22,861)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	2,441	674
Cash, cash equivalents and restricted cash at beginning of the year	115,516	137,703
Cash, cash equivalents and restricted cash at end of the year	$130,649	$115,516

Supplemental disclosure of non-cash transactions:
Fixed asset acquisition included in accounts payable and accrued expenses	$2,607	$7,106
Right-of-use assets obtained in exchange for lease liabilities	$—	$1,793
Asset retirement obligations incurred in connection with leases	$—	$9
Warrants issued in connection with note payable	$—	$2,273
Issuance of shares in connection with asset acquisition	$209	$—
Supplemental disclosure of cash flow information:
Cash paid for interest	$13,054	$329

See Notes to Consolidated Financial Statements

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Principal Business Activity

The Company

MeiraGTx Holdings plc and subsidiaries (the “Company” or “Meira Holdings”), an exempted company incorporated under the laws of the Cayman Islands, is a vertically integrated, clinical-stage gene therapy company with a broad pipeline of late stage clinical programs supported by end-to-end manufacturing capabilities. The Company has an internally developed manufacturing platform process, internal plasmid production for GMP, two GMP viral vector production facilities as well as an in-house Quality Control hub for stability and release, all fit for IND through commercial supply. The Company has core capabilities in viral vector design and optimization and a potentially transformative riboswitch gene regulation platform technology that allows for the precise, dose-responsive control of gene expression by oral small molecules. The Company is focusing the riboswitch platform on delivery of metabolic peptides including GLP-1, GIP, glucagon and PYY using oral small molecules, as well as cell therapy for oncology and autoimmune diseases. Although initially focusing on the eye, central nervous system, and salivary gland, the Company has developed the technology to apply genetic medicine to more common diseases, increasing efficacy, addressing novel targets, and expanding access in some of the largest disease areas where the unmet need remains great. The Company also owns and operates a good manufacturing practices, or GMP, multi-product, multi-viral vector manufacturing facility in London, United Kingdom (“UK”), which includes fill and finish capabilities and can supply the Company’s clinical and potential commercial material. Additionally, the Company’s second, large scale viral vector manufacturing facility and its first plasmid and DNA production facility in Shannon, Ireland, both of which are designed to meet GMP requirements, came online in 2022.

Asset Purchase and Related Agreements with Janssen Pharmaceuticals, Inc.

On January 30, 2019, the Company entered into a collaboration, option and license agreement with Janssen Pharmaceuticals, Inc. (“Janssen”), one of the Janssen Pharmaceuticals Companies of Johnson & Johnson (the “Collaboration Agreement”), for the research, development and commercialization of gene therapies for the treatment of inherited retinal diseases (“IRD”). Under the terms of the Collaboration Agreement, the Company received an upfront payment of $100.0 million in March 2019 and a $30.0 million milestone payment in December 2021. The Company also received funding for certain research, manufacturing, clinical development and commercialization costs, and had the potential to obtain additional milestone payments upon the achievement of such milestones and royalties on future net sales of products. On December 20, 2023, the Company entered into an Asset Purchase Agreement (“Asset Purchase Agreement”) with Janssen pursuant to which the Company sold and assigned to Janssen, and Janssen purchased and assumed, that certain License Agreement, dated February 5, 2019, by and between UCL Business Plc (now UCL Business Ltd.) (“UCLB”), on the one hand, and MeiraGTx UK II Limited and MeiraGTx Limited, on the other hand (the “UCLB RPGR License Agreement”), relating to the research, development, manufacture and exploitation of the RPGR Product, and other related assets as described in the Asset Purchase Agreement. In connection with entering into the Asset Purchase Agreement, the Company entered into a Termination Agreement with Janssen terminating the Collaboration Agreement. The Company and Janssen also entered into a Supply Agreement on December 20, 2023 pursuant to which the Company agreed to manufacture and supply the RPGR Product for Janssen.

Under the Asset Purchase Agreement, Janssen paid the Company a non-refundable upfront cash payment of $65.0 million in December 2023. Additionally, pursuant to and subject to the terms and conditions set forth in the Asset Purchase Agreement, Janssen agreed to pay the Company future contingent consideration of up to an aggregate of $350.0 million, as follows: (i) a milestone payment of $50.0 million in connection with the achievement of the initiation of the extension study for the Phase 3 LUMEOS clinical trial for the RPGR Product, which milestone was achieved during the first quarter of 2024; (ii) $10.0 million upon completion of certain specified development services for the drug substance for the RPGR Product; (iii) $5.0 million upon completion of certain specified development services for the drug product for the RPGR Product; (iv) $175.0 million upon the first commercial sale of an RPGR Product in the United States; (v) $75.0 million upon the first commercial sale of an RPGR Product in at

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

least one of the United Kingdom, France, Germany, Spain and Italy; (vi) $25.0 million upon completion of the transfer of certain manufacturing technology for drug substance and drug product from the Company to Janssen; and (vii) $10.0 million upon regulatory approval of a Janssen-selected manufacturing facility in each of the United States and European Union for commercial manufacture of the RPGR Product. Janssen is also responsible for any royalty or milestone amounts that become payable on the RPGR Product under the UCLB RPGR License Agreement.

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

Liquidity

The Company has not yet achieved profitable operations. There is no assurance that profitable operations, if ever achieved, could be sustained on a continuing basis. In addition, development activities, clinical and preclinical testing, and commercialization of the Company’s product candidates will require significant additional financing. The Company’s accumulated deficit at December 31, 2023 totaled $554.2 million, and management expects to incur substantial losses in future periods. The success of the Company is subject to certain risks and uncertainties, including among others, uncertainty of product development; competition in the Company’s field of use; uncertainty of capital availability; uncertainty in the Company’s ability to enter into agreements with collaborative partners; expanding and protecting the Company’s intellectual property portfolio; dependence on third parties; and dependence on key personnel. For the year ended December 31, 2023, the Company used $105.4 million in cash flows from operations and there are no assurances that the Company will generate positive cash flows in the future. Additionally, there are no assurances that the Company will be successful in obtaining an adequate level of financing for the development and commercialization of its product candidates.

As of December 31, 2023, the Company had cash, cash equivalents and restricted cash in the amount of $130.6 million, which consisted of depository and money market accounts held at large international banks. The Company estimates that its cash and cash equivalents on hand and accounts receivable – related party at December 31, 2023 will be sufficient to cover its expenses for at least the next twelve months from the date of issuance of these consolidated financial statements.

Risks and Uncertainties

The Company operates in an industry that is subject to intense competition, government regulation and rapid technological change. The Company’s operations are subject to significant risk and uncertainties including financial, operational, technological, regulatory and other risks, including the potential risk of business failure.

The Company’s capital resources and operations to date have been funded primarily with the proceeds from the Collaboration Agreement, Asset Purchase Agreement and private and public equity offerings, as well as the proceeds from the debt financing described in Note 13. In the future, the Company may seek to raise additional capital through equity offerings, debt financings, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements or other sources to enable it to complete the development and potential commercialization of its product candidates.

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

Use of Estimates

Management considers many factors in selecting appropriate financial accounting policies and controls, and in developing the estimates and assumptions that are used in the preparation of these consolidated financial statements. Management must apply significant judgment in this process. In addition, other factors may affect estimates, including expected business and operational changes, sensitivity and volatility associated with the assumptions used in developing estimates, and whether historical trends are expected to be representative of future trends. The estimation process often may yield a range of potentially reasonable estimates of the ultimate future outcomes and management must select an amount that falls within that range of reasonable estimates. This process may result in actual results differing materially from those estimated amounts used in the preparation of the financial statements if these results differ from historical experience, or other assumptions do not turn out to be substantially accurate, even if such assumptions are reasonable when made. In preparing these consolidated financial statements, management used significant estimates in the following areas, among others: collaboration revenue, fair value of nonfinancial assets, stand-alone selling price and material rights in connection with the Asset Purchase and Commercial Supply Agreements, the accounting for research and development costs, share-based compensation, leases, asset retirement obligations, fair value of financial instruments and tax incentive receivable.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with an original maturity of 90 days or less at the time of purchase to be cash equivalents. Cash and cash equivalents consist of checking and money market accounts held at large international banks that are readily convertible into cash.

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted Cash

Restricted cash represents a guarantee put in place as required by the terms of the research and innovation grant from IDA Ireland which offers financial assistance in establishing the Company’s operations in Shannon, Ireland. The following table provides a reconciliation of the components of cash and cash equivalents and restricted cash reported in the Company’s consolidated balance sheets to the total of the amount presented in the consolidated statements of cash flows (in thousands):

	December 31,	December 31,
	2023	2022
Cash and cash equivalents	$129,566	$115,516
Restricted cash	1,083	—
Total cash, cash equivalents and restricted cash in the condensed consolidated statement of cash flows	$130,649	$115,516

Financial Instruments

The carrying value of accounts receivable-related party, tax incentive receivable, other current assets, and accounts payable reported in the consolidated balance sheets equal or approximate fair value due to their short maturities.

Tax Incentive Receivable

Meira UK II is eligible to participate in a UK research and development tax incentive programs under which it is eligible to receive a cash refund from His Majesty’s Revenue & Customs (“HMRC”) for a percentage of the qualified research and development costs expended by Meira UK II under the small and medium sized enterprises (“SME”) program and the research and development expenditures credit (“RDEC”) program. The SME cash refund is available to companies with less than 500 employees and annual aggregate revenue of less than 100.0 million euros or total aggregate assets less than 86.0 million euros during the reimbursable period. The Company’s estimate of the amount of cash refund it expects to receive related to the SME and RDEC programs is included in tax incentive receivable in the accompanying consolidated balance sheets and such amounts are recorded as a reduction of research and development expense in the statements of operations. During the years ended December 31, 2023 and 2022, the Company recorded reductions to research and development expenses of $2.9 million and $6.8 million, respectively.

In addition, the Company incurs Value Added Tax (“VAT”) on services provided by UK and EU vendors, which it is entitled to reclaim. The Company’s estimate of the amount of cash refund it expects to receive related to VAT was $0.6 million and $1.1 million as of December 31, 2023 and 2022, respectively, which is included in other current assets in the accompanying consolidated balance sheets.

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

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The table below represents the values of the Company’s financial assets and liabilities that are required to be measured at fair value on a recurring basis (in thousands):

	Fair Value Measurement Using:
		Significant	Significant Other	Significant
	December 31,	Observable Inputs	Observable Inputs	Unobservable
Description	2023	(Level 1)	(Level 2)	(Level 3)
Cash equivalents	$46,868	$46,868	$—	$—
Restricted cash	$1,083	$1,083	$—	$—

	Fair Value Measurement Using:
		Significant	Significant Other	Significant
	December 31,	Observable Inputs	Observable Inputs	Unobservable
Description	2022	(Level 1)	(Level 2)	(Level 3)
Cash equivalents	$57,336	$57,336	$—	$—
Other long-term liabilities	$262	$262	$—	$—

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

Property, Plant and Equipment, Net

Property, plant and equipment are stated at cost, net of accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the respective assets. Leasehold improvements are depreciated over the lesser of their useful lives or the term of the lease (see Note 5).

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

ASC Topic 360, Property, Plant and Equipment, addresses the financial accounting and reporting for impairment or disposal of long-lived assets. The Company reviews the recorded values of long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of an asset or group of assets may not be fully recoverable. The Company did not record any material impairment charges in 2023 or 2022.

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

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The change in asset retirement obligations is as follows (in thousands):

	For the Years Ended December 31,
	2023	2022
Balance at beginning of period	$2,179	$2,081
Additional asset retirement obligations incurred during the period	—	9
Amortization of interest	177	168
Effects of exchange rate changes	45	(79)
Balance at end of period	$2,401	$2,179

IDA Ireland Grant

In August 2021, Meira Ireland entered into an agreement pursuant to which it received a grant from IDA Ireland for financial assistance in establishing its operations in Shannon, Ireland. Under the terms of the grant, Meira Ireland is eligible to receive the lesser of €1.0 million or €10,000 for each job created (the “employment grant”) and the lesser of €1.2 million or 4% of the actual expenditure on the provision of machinery and equipment (the “capital grant”). Meira Ireland may apply for a drawdown of the employment grant once a job has been created and the position has been held for a period of at least one month, and may apply for a drawdown of the capital grant once an eligible asset has been purchased and installed, conditioned on the creation of a cumulative number of jobs by the end of the immediately preceding year. An aggregate of 100 jobs must be created to receive the maximum benefit under the capital grant. An application for a drawdown must be accompanied by an audit certification for compliance with the terms of the grant. The Company has a guarantee in place with a bank in favor of IDA Ireland, pursuant to which it restricts cash in the amount of claims made under the grant such that the Company maintains the funds to cover any portion of the grant income that may become repayable in the future. This amount is presented as restricted cash in the accompanying consolidated balance sheet. All expenditures must be completed by December 31, 2024, and the agreement terminates on the later of five years from the date of the last payment from the grant or five years from completion of the capital investment, which is expenditure of at least €30.0 million on eligible machinery and equipment.

The Company recognizes grant income when there is reasonable assurance that the Company will comply with the conditions attached to the grant and that it will receive the grant. Grant income from the employment grant is recognized as a deduction from the amount of the related expense, and grant income from the capital grant is deducted from the carrying amount of the related asset and recognized in income over the asset’s useful life in the form of a reduced depreciation charge. The Company received its first drawdown under the grant in 2023, which was comprised of $0.6 million (€0.5 million) for the employment grant and $0.4 million (€0.4 million) for the capital grant. During the year ended December 31, 2023, the Company recognized $1.0 million of grant income as a reduction of research and development expenses in the accompanying consolidated statements of operations and comprehensive loss.

During the five-year period ending on the termination of the grant agreement, Meira Ireland must maintain compliance with the terms of the grant. If the total number of jobs is less than 100 at the time of IDA Ireland’s annual review, the Company may have to repay a portion of the capital grant, and if a job for which the Company received employment grant funding remains vacant for a period in excess of six calendar months, the Company may have to repay the employment grant received for that job.

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Share-Based Compensation Expense

Options

The Company grants share options to employees, non-employee members of the Company’s board of directors and non-employee consultants as compensation for services performed. Employee and non-employee members of the board of directors’ awards of share-based compensation are accounted for in accordance with ASC 718, Compensation – Stock Compensation, or ASC 718. The Company accounts for forfeitures of stock option awards as they occur. ASC 718 requires all share-based payments to employees and non-employee directors, including grants of share options, to be recognized in the consolidated statement of operations and comprehensive loss based on their grant date fair values. The grant date fair value of share options is estimated using the Black-Scholes option valuation model.

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

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

with respect to the arrangement, the Company accounts for the arrangement as a collaboration under ASC 808. To date, the Company has entered into two separate collaboration agreements, both of which are with Janssen, which were determined to be within the scope of ASC 808.

ASC 808 does not address recognition or measurement matters related to collaborative arrangements. Payments between participants pursuant to a collaborative arrangement that are within the scope of other authoritative accounting literature on income statement classification are accounted for using the relevant provisions of that literature. If the Company concludes that some or all aspects of the arrangement are within the scope of ASC 808 and do not represent a transaction with a customer, the Company recognizes its allocation of the shared costs incurred with respect to the jointly conducted activities pursuant to ASC 730, Research and Development. If the Company concludes that some or all aspects of the arrangement represent a transaction with a customer, the Company accounts for those aspects of the arrangement within the scope of ASC 606. If the payments are not within the scope of other authoritative accounting literature, the income statement classification for the payments is based on an analogy to authoritative accounting literature or if there is no appropriate analogy, a reasonable, rational and consistently applied accounting policy election. Payments received from a collaboration partner to which this policy applies may include upfront payments in respect of a license of intellectual property, development and commercialization-based milestones, and royalties.

Refer to the discussion in Note 11 for further information related to the accounting for the Collaboration Agreement.

Revenue Recognition

The Company evaluates the promised goods or services to determine which promises, or group of promises, represent performance obligations in contracts with the Company’s. In contemplation of whether a promised good or service meets the criteria required of a performance obligation, the Company considers the stage of development of the underlying intellectual property, the capabilities and expertise of the customer relative to the underlying intellectual property, and whether the promised goods or services are integral to or dependent on other promises in the contract. When accounting for an arrangement that contains multiple performance obligations, the Company must develop judgmental assumptions, which may include market conditions, reimbursement rates for personnel costs, development timelines and probabilities of regulatory success to determine the stand-alone selling price for each performance obligation identified in the contract.

When the Company concludes that a contract should be accounted for as a combined performance obligation and recognized over time, the Company must then determine the period over which revenue should be recognized and the method by which to measure revenue. The Company generally recognizes revenue using a cost-based input method.

At inception, the Company determines whether contracts are within the scope of ASC 606 or other topics. For contracts that are determined to be within the scope of ASC 606, the Company recognizes revenue when its customer or collaborator obtains control of promised goods or services, in an amount that reflects the consideration which the Company expects to receive in exchange for those goods or services. To determine revenue recognition the Company performs the following five steps:

i.	identify the contract(s) with a customer;
ii.	identify the performance obligations in the contract;
iii.	determine the transaction price;
iv.	allocate the transaction price to the performance obligations within the contract; and

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

v.	recognize revenue when (or as) the entity satisfies a performance obligation.

The Company only applies the five-step model to contracts when it determines that it is probable it will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer.

At contract inception, the Company assesses the goods or services promised within the contract to determine whether each promised good or service is a performance obligation. The promised goods or services in the Company’s arrangements typically consist of a license to the Company’s intellectual property and research, development and manufacturing services. The Company may provide options to additional items in such arrangements, which are accounted for as separate contracts when the customer elects to exercise such options, unless the option provides a material right to the customer. Performance obligations are promises in a contract to transfer a distinct good or service to the customer that (i) the customer can benefit from on its own or together with other readily available resources, and (ii) is separately identifiable from other promises in the contract. Goods or services that are not individually distinct performance obligations are combined with other promised goods or services until such combined group of promises meet the requirements of a performance obligation.

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

If there are multiple performance obligations, the Company allocates the transaction price to each performance obligation based on their estimated standalone selling prices (“SSP”). The Company estimates the SSP for each performance obligation by considering information such as market conditions, entity-specific factors, and information about its customer that is reasonably available. The Company considers estimation approaches that allow it to maximize the use of observable inputs. These estimation approaches may include the adjusted market assessment approach, the expected cost plus a margin approach or the residual approach. The Company also considers whether to use a different estimation approach or a combination of approaches to estimate the SSP for each performance obligation. Developing certain assumptions (e.g., treatable patient population, expected market share, probability of success and product profitability, and discount rate based on weighted-average cost of capital) to estimate the SSP of a performance obligation requires significant judgment.

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

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

following the balance sheet date are classified as deferred revenue – related party, current. Amounts not expected to be recognized as revenue within the 12 months following the balance sheet date are classified as deferred revenue – related party.

The Company’s collaboration and revenue arrangements include the following:

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

Manufacturing Supply Services: Arrangements that include a promise for future supply of drug substance or drug product for either clinical development or commercial supply at the customer’s discretion are generally considered options. The Company assesses if these options provide a material right to the licensee and if so, they are accounted for as separate performance obligations at the outset of the arrangement.

Customer Options: Customer options are evaluated at contract inception to determine whether those options provide a material right (i.e., an optional good or service offered for free or at a discount) to the customer. If the customer options represent a material right, the material right is treated as a separate performance obligation at the outset of the arrangement. The Company allocates the transaction price to material rights based on the standalone selling price. As a practical alternative to estimating the standalone selling price of a material right when the underlying goods or services are both (i) similar to the original goods or services in the contract and (ii) provided in accordance

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

with the terms of the original contract, the Company allocates the total amount of consideration expected to be received from the customer to the total goods or services expected to be provided to the customer. Amounts allocated to any material right are recognized as revenue when or as the related future goods or services are transferred or when the option expires.

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

Foreign Currencies

The Company’s consolidated financial statements are presented in U.S. dollars, the reporting currency of the Company. The financial position and results of operations of Meira UK II, Meira Ireland, Meira Netherlands, Meira Belgium and Meira B.V. are measured using the foreign subsidiaries’ local currency as the functional currency. These entities’ cash accounts holding U.S. dollars and intercompany payables and receivables are remeasured based upon the exchange rate at the date of remeasurement with the resulting gain or loss included in the consolidated statements of operations and comprehensive loss. Expenses of such subsidiaries have been translated into U.S. dollars at average exchange rates prevailing during the period. Assets and liabilities have been translated at the rates of exchange on the consolidated balance sheet dates. The resulting translation gain and loss adjustments are recorded directly as a separate component of shareholders’ equity and as other comprehensive (loss) income on the consolidated statements of operations and comprehensive loss.

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

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2023 and 2022, the Company recorded unrecognized tax positions of $2.0 and $0.9 million, respectively. No interest and penalties have been accrued relative to the unrecognized tax positions.

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

The following securities are considered to be ordinary share equivalents, but were not included in the computation of diluted net loss per ordinary share because to do so would have been anti-dilutive:

	December 31,	December 31,
	2023	2022
Share options	8,226,707	6,858,409
Restricted share units	2,661,250	2,182,500
Deferred share units	185,000	110,000
Warrants	700,000	700,000
Restricted ordinary shares subject to forfeiture	—	14,049
	11,772,957	9,864,958

Other Comprehensive Income (Loss)

Other comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The only component of other comprehensive income (loss) impacting the Company is foreign currency translation.

Segment Information

Management has concluded it has a single reporting segment for purposes of reporting financial condition and results of operations.

The Company’s license revenue, research funding and deferred revenue from the Collaboration Agreement were generated in the United Kingdom.

The following table summarizes long-lived assets by geographical area (in thousands):

	December 31,	December 31,
	2023	2022
United States	$11,071	$14,382
United Kingdom	33,798	36,775
European Union	112,487	105,013
	$157,356	$156,170

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

Recent Accounting Pronouncements Not Yet Adopted

In October 2023, the FASB issued ASU 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative. This update includes a number of amendments to clarify or improve disclosure and presentation requirements of a variety of topics in order to allow users to more easily compare entities subject to the SEC’s existing disclosures with those entities that were not previously subject to the requirements and to align the requirements in the FASB accounting standard codification with the SEC’s regulations. The effective date for each amendment will be the date on which the SEC’s removal of that related disclosure requirement from Regulation S-X or Regulation S-K becomes effective, with early adoption prohibited. The Company is currently evaluating the impact of these amendments.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting - Improvements to Reportable Segment Disclosures, which updates reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses and information used to assess segment performance. The amendments in this update are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is still in the process of determining the effect this ASU will have on the consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, which requires that an entity disclose specific categories in the effective tax rate reconciliation as well as provide additional information for reconciling items that meet a quantitative threshold. Further, the ASU requires certain disclosures of state versus federal income tax expense and taxes paid. This ASU is effective for fiscal years beginning after December 15, 2024. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

3. Equity Method and Other Investments

The Company’s investments consist of the following (in thousands):

		December 31, 2023
Investee	Investment Type	Ownership Percentage	Carrying Value	Cost Basis
Visiogene LLC	Equity Method Investment	25%	$5,150	$5,165
Other	Equity Investment	1.6%	1,616	1,500
Total equity method and other investments			$6,766	$6,665

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

During the years ended December 31, 2023 and 2022, the Company recorded de minimis research and development expenses related to the Company’s share of Visiogene’s losses.

Other Equity Investment

During the years ended December 31, 2023 and 2022, the Company recognized a $0.5 million increase in carrying value and $0.3 million impairment, respectively due to a change in the value of the Company’s investment. The change in carrying value was recorded as a fair value adjustment for the years ended December 31, 2023 and 2022.

4.    Prepaid Expenses

Prepaid expenses at December 31, 2023 and 2022 consist of the following (in thousands):

	December 31,	December 31,
	2023	2022
Clinical trial costs	$1,530	$3,411
Dues and license fees	1,439	909
Insurance	861	1,485
Research and development	685	1,220
Facilities costs	630	539
Consulting	243	—
Manufacturing costs	38	347
Other	199	222
	$5,625	$8,133

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.    Property, Plant and Equipment, net

Property, plant and equipment, net at December 31, 2023 and 2022 consist of the following (in thousands):

	December 31,	December 31,
	2023	2022
Leasehold improvements	$103,082	$91,053
Manufacturing equipment	22,646	17,373
Laboratory equipment	15,389	13,804
Computer and office equipment	7,370	6,787
Furniture and fixtures	734	642
	149,221	129,659
Less: Accumulated depreciation and amortization	(33,325)	(20,393)
	$115,896	$109,266

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

Depreciation and amortization expense related to property, plant and equipment was $12.3 million and $7.3 million for the years ended December 31, 2023 and 2022, respectively.

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

The following table presents the details of the Company’s intangible assets as of December 31, 2023 and 2022 (in thousands):

	December 31,	December 31,
	2023	2022
Licensed Technology	$2,000	$1,900
Less: Accumulated amortization	(882)	(565)
	$1,118	$1,335

The intangible asset is being amortized over a period of seven years. Amortization expense of $0.3 million and $0.2 million was recorded as a component of research and development expenses for the years ended December 31, 2023 and 2022, respectively.

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2023, the expected amortization expense for the next four years is as follows (in thousands):

Amortization
Expense
2024	$285
2025	285
2026	285
2027	263
Total amortization	$1,118

7.    Accrued Expenses

Accrued expenses at December 31, 2023 and 2022 were comprised of the following (in thousands):

	December 31,	December 31,
	2023	2022
Compensation and benefits	$12,129	$9,600
Clinical trial costs	8,713	13,041
Professional fees	6,499	732
Research and development	5,834	7,400
Interest on Tranche 1 Notes	2,936	—
Manufacturing costs	2,634	4,326
Consulting	2,104	694
Fixed assets	1,472	3,093
Rent and facilities costs	142	—
Other	176	932
	$42,639	$39,818

8.   Share-Based Compensation

Equity Incentive Plans

The Company’s 2018 Incentive Award Plan and 2016 Equity Incentive Plan (collectively, the “Plans”), were adopted by the Company’s board of directors and shareholders. Under the Plans, the Company has granted share options and restricted share units (“RSUs”) to selected officers, employees, non-employee members of the Company’s board of directors and non-employee consultants. The Company’s board of directors or a committee thereof administers the Plans. Upon the adoption of the 2018 Incentive Award Plan, the Company ceased issuing awards under the 2016 Equity Incentive Plan. The number of shares available for issuance under the 2018 Incentive Award Plan are increased on January 1 of each calendar year beginning in 2019 and ending in and including 2028, by an amount equal to the lesser of (A) 4% of the ordinary shares outstanding on the final day of the immediately preceding calendar year and (B) a smaller number of shares determined by the Company's board of directors. Under the 2018 Incentive Award Plan the Company initially reserved up to 3,054,996 shares for issuance, which has been increased to 11,110,748 as of December 31, 2023. As of December 31, 2023, 310,488 shares remain available for future issuance. In January 2024, the number of shares available for issuance under the 2018 Incentive Award Plan increased by 2,544,040 shares. Also, in January 2024, the Company’s board of directors approved up to 2,675,000 options and restricted share units to be granted to certain executives, employees and consultants, in each case, under the 2018 Incentive Award Plan.

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Options

A summary of the Company’s share option activity related to employees, non-employee members of the board of directors and non-employee consultants as of and for the years ended December 31, 2023 and 2022 is as follows (in thousands, except share and per share amounts):

			Weighted-
		Weighted-	Average
		Average	Remaining
	Number of	Exercise	Contractual
	Options	Price	Term (years)
Outstanding at December 31, 2022	6,858,409	$14.03	6.86	years
Granted	1,546,840	$8.49
Exercised	(3,864)	$2.64
Forfeited	(174,678)	$14.95
Outstanding at December 31, 2023	8,226,707	$12.96	6.35	years
Options exercisable at December 31, 2023	5,709,190	$13.30	5.40	years
Options vested and expected to vest at December 31, 2023	8,226,707	$12.96	6.35	years
Aggregate intrinsic value of options outstanding as of December 31, 2023	$2,262
Aggregate intrinsic value of options exercisable as of December 31, 2023	$2,228

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

The company recorded the following share-based compensation expense in connection with the options for the years ended December 31, 2023 and 2022 (in thousands):

	Years Ended December 31,
	2023	2022
Research and development	$8,577	$10,431
General and administrative	5,054	5,654
Total share-based compensation	$13,631	$16,085

The total fair value of options vested during the years ended December 31, 2023 and 2022 was $15.3 million and $16.2 million, respectively.

The weighted average grant date fair value of options granted during the years ended December 31, 2023 and 2022 was $5.67 and $12.81, respectively. The grant date fair values of the share options granted were estimated using the Black-Scholes option valuation model with the following ranges of assumptions (see Note 2):

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2023	2022
Risk-free interest rate	3.86 - 4.48%	1.56 - 4.23%
Expected volatility	72%	80%
Expected dividend yield	0%	0%
Expected term (in years)	3.6 - 6.1	5.5 - 6.1

As of December 31, 2023, the total compensation expense relating to unvested options granted that had not yet been recognized was $18.3 million, which is expected to be recognized over a period of 3.7 years. The Company will issue shares upon exercise of options from ordinary shares reserved under the Plans.

Restricted Share Units

A summary of the Company’s RSU activity related to employees, non-employee members of the board of directors and non-employee consultants for the years ended December 31, 2023 and 2022 is as follows:

		Weighted-
	Number of	Average
	Restricted	Grant Date
	Share Units	Fair Value
Outstanding at December 31, 2022	2,182,500	$18.59
Granted	1,097,500	$8.52
Vested	(618,750)	$15.17
Outstanding at December 31, 2023	2,661,250	$15.24

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

The company recorded the following share-based compensation expense in connection with the RSUs for the years ended December 31, 2023 and 2022 (in thousands):

	Years Ended December 31,
	2023	2022
Research and development	$4,203	$3,734
General and administrative	9,882	8,804
Total share-based compensation	$14,085	$12,538

As of December 31, 2023, the total compensation expense relating to unvested RSUs granted that had not yet been recognized was $25.3 million, which is expected to be recognized over a period of 3.4 years

To satisfy employee minimum statutory tax withholding requirements for restricted share units that vest, the Company withholds a portion of the vesting ordinary shares. During the years ended December 31, 2023 and 2022,

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the Company withheld 237,859 and 128,812 ordinary shares with a total value of approximately $1.5 million and $2.8 million, respectively. These amounts are presented as a cash outflow from financing activities in the accompanying consolidated statement of cash flows.

During the years ended December 31, 2023 and 2022 the Company recognized total share-based compensation expense in the accompanying consolidated statements of operations and comprehensive loss as follows (in thousands):

	Years Ended December 31,
	2023	2022
Research and development	$12,780	$14,165
General and administrative	14,936	14,458
Total share-based compensation	$27,716	$28,623

During the year ended December 31, 2023, the Company modified certain awards for six participants and recognized $0.3 million related to the modifications, $0.1 million of which was recognized in research and development expense and $0.2 million was recognized in general and administrative expense. During the year ended December 31, 2022, the Company modified certain awards for three participants and recognized $0.3 million related to the modifications, $0.2 million of which was recognized in research and development expense and $0.1 million was recognized in general and administrative expense. The terms of such modifications included, on an award-by-award basis, acceleration of the vesting period and/or extensions of the post-employment period to exercise.

The Company does not expect to realize any tax benefits from its share option activity or the recognition of share-based compensation expense because the Company currently has net operating losses and has a full valuation allowance against its deferred tax assets. Accordingly, no amounts related to excess tax benefits have been reported in cash flows from operations or cash flows from financing activities for the years ended December 31, 2023 and 2022.

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.  Ordinary Shares

2023

May 2023 Private Placement

On May 3, 2023, the Company entered into a securities purchase agreement with certain accredited investors, pursuant to which the Company, in a private placement, agreed to issue and sell an aggregate of 10,773,913 ordinary shares at a purchase price of $5.75 per share, for gross proceeds of approximately $62.0 million and incurred issuance costs of approximately $4.1 million. The closing occurred on May 5, 2023.

Sanofi Private Placement

On October 30, 2023, the Company entered into an Investment Agreement with Sanofi Foreign Participations B.V., a wholly-owned subsidiary of Sanofi, and solely for the limited purposes set forth therein, Sanofi, pursuant to which, the Company, in a private placement, issued an aggregate of 4,000,000 ordinary shares, at a purchase price of $7.50 per share for gross proceeds of $30.0 million and incurred issuance costs of approximately $2.3 million.

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

10.  Income Taxes

For the years ended December 31, 2023 and 2022, the Company recognized a tax benefit of $0.

As of December 31, 2023, the Company had U.S. federal and state net operating losses (“NOLs”) and foreign carryforward tax losses which are available to reduce future taxable income of (in thousands):

	Federal	State/City
United Kingdom	$169,599	$—
United States	$65,549	$14,741
Ireland	$47,681	$—
Other	$29,399	$—

All of the Company’s carryforward tax losses will be indefinitely carried forward. Also, as of December 31, 2023, the Company had orphan drug and research and development credits in the U.S. in the amount of $20.3 million which will begin to expire in 2036 and research and development credits of $3.4 million in the UK which can be carried forward indefinitely. Due to changes in apportionment and legislative changes, state NOLs decreased by $114.0 million, and Netherlands NOLs increased by $3.7 million. The U.S. NOLs and UK carryforward tax losses may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant shareholders, as defined under Section 382 of the Internal Revenue Code, as well as UK tax rules. This could limit the amount of NOLs and carryforward tax losses that the Company can utilize annually to offset future taxable income or tax liabilities. As of December 31, 2022, the Company had performed such an analysis and determined that there were no limitations in the UK. However, for U.S. purposes, the Company determined that a

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

change of ownership occurred in April 2016 and again in June 2018, but there was not a limit for utilizing these losses to offset the 2022 income.

The Company’s pre-tax income (loss) is as follows (in thousands):

	December 31, 2023	December 31, 2022
United Kingdom	$12,881	$(54,636)
United States	(63,017)	(54,513)
Ireland	(29,965)	(16,661)
Other	(3,926)	(3,805)
	$(84,027)	$(129,615)

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company is subject to the corporate tax rate in the UK as a limited UK corporation.

The following table summarizes a reconciliation of income tax benefit compared with the amounts at the UK statutory income tax rate (in thousands):

	December 31, 2023		December 31, 2022
Statutory rate	(19,746)	23.50%	(24,627)	19.00%
Permanent differences - other	2,391	(2.85)%	2,323	(1.79)%
RTP and other adjustment	(1,165)	1.39%	1,244	(0.96)%
State and local rate, net of federal tax	(698)	0.83%	(5,660)	4.37%
U.K. tax credit	(4,028)	4.79%	2,296	(1.77)%
U.S. tax credit	(9,830)	11.70%	(2,436)	1.88%
Foreign tax rate differential	4,558	(5.42)%	195	(0.15)%
UK rate change (25% & 19%, respectively)	239	(0.28)%	(1,973)	1.52%
US state rate change	15,394	(18.32)%	(3)	0.00%
Section 162(m) deferred adjustment	2,728	(3.25)%	1,386	(1.07)%
Disallowed interest	2,812	(3.35)%	—	0.00%
Change in valuation allowance	7,345	(8.74)%	27,255	(21.03)%
Actual income tax benefit effective tax rate	—	0.00%	—	0.00%

The Expense/(Benefit) for income taxes from continuing operations consists of the following (in thousands):

	December 31, 2023	December 31, 2022
Current Tax Expense/(Benefit)
United Kingdom	—	—
United States	—	—
Other	—	—
Total Current	—	—
Deferred Tax Expense/(Benefit)
United Kingdom	2,393	(8,708)
United States	(6,251)	(17,466)
Ireland	(3,963)	(1,498)
Netherlands	(1,840)	1,717
Total Deferred	(9,661)	(25,955)
Change in Valuation Allowance	9,661	25,955
Total Income Tax Expense/(Benefit)	—	—

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred Tax Assets/(Liabilities) (in thousands):

	December 31, 2023	December 31, 2022
Deferred Tax Assets:
Net operating loss carryforwards	$70,650	$74,350
Capitalized research and development	19,606	16,288
Share-based compensation	14,290	13,684
R&D credit	21,687	10,837
Lease liability	4,070	6,461
Other	1,121	3,745
Deferred tax assets	131,424	125,365

Deferred Tax Liabilities:
Indefinite-lived intangibles and fixed assets	—	(186)
Depreciation	(1,763)	(2,935)
Right of use assets	(3,777)	(6,207)
Less: valuation allowance	(125,884)	(116,223)
Net deferred tax liability	$—	$(186)

ASC 740 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, the Company has recorded a full valuation allowance, after consideration of the reversal of the deferred tax liabilities for the ROU assets and fixed assets, against its deferred tax assets at December 31, 2023 and 2022 because the Company's management has determined that is it more likely than not that these assets will not be fully realized.

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

As of December 31, 2023 and 2022, the Company recorded unrecognized tax positions of $2.0 million and $0.9 million, respectively. The unrecognized tax positions are netted with deferred tax assets above with full valuation allowance. The changes to unrecognized tax positions for 2023 and 2022 were as follows (in thousands):

	December 31, 2023	December 31, 2022
Unrecognized tax benefits as of January 1	$937	$666
Gross increases/(decreases) related to current year	756	279
Gross increases/(decreases) related to prior years	336	(8)
Foreign currency translation	—	—
Unrecognized tax positions as of December 31	$2,029	$937

The Company will recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2023 and 2022, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts have been recognized in the Company's statements of operations and comprehensive loss.

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

11.  Related Party Transactions

Relationship with Janssen Pharmaceuticals, Inc.

Collaboration Agreement

On January 30, 2019, the Company entered into a Collaboration Agreement with Janssen for the research, development and commercialization of gene therapies for the treatment of IRD. Under the agreement, Janssen paid the Company a non-refundable upfront fee of $100.0 million. Janssen and the Company agreed to collaborate to develop the Company’s clinical programs in retinitis pigmentosa and two genetic forms of achromatopsia and Janssen had the exclusive right to commercialize these three product candidates (“Clinical IRD Product Candidates”) globally.

Pursuant to the Collaboration Agreement, the Company and Janssen also agreed on a research collaboration to develop a pipeline of preclinical inherited retinal disease gene therapy candidates (“Research IRD Product Candidates”). The parties agreed to select and prioritize the Research IRD Product Candidates and Janssen had the right to opt-in for a fee for each of the specified targets (each an “Option Target”) to obtain certain development, manufacturing and commercialization rights for the Research IRD Product Candidates.

Unless terminated earlier under certain termination clauses, the Collaboration Agreement was to continue in effect, on a product-by-product and country-by-country basis, until such time as the royalty terms expired in such country. The Company had determined enforceable rights existed in the Collaboration Agreement as the termination clauses were substantive termination penalties by way of the non-refundable upfront fee and the reversion of any licensed intellectual property granted to Janssen upon the termination of the agreement.

Under the Collaboration Agreement, the Company and Janssen were jointly developing Clinical IRD Product Candidates to permit Janssen to commercialize such Clinical IRD Product Candidates under an exclusive license from the Company. In general, the Company had the primary responsibility to develop each Clinical IRD Product Candidate in accordance with the development plan for each Clinical IRD Product Candidate, including where applicable, conducting any necessary research in order to submit the applicable regulatory filings to regulatory authorities. The Company agreed to manufacture these products in its GMP manufacturing facilities for both clinical and commercial supply. Janssen agreed to pay 100% of the clinical and commercialization costs of the products and the Company was eligible to receive untiered 20% royalties on net sales of products and additional development and commercialization milestones up to $340.0 million. The Company received a milestone payment of $30.0 million in December 2021. In connection with entering into the Asset Purchase Agreement, the Company entered into a Termination Agreement with Janssen terminating the Collaboration Agreement.

Asset Purchase and Related Agreements

On December 20, 2023, the Company entered into the Asset Purchase Agreement with Janssen pursuant to which the Company sold and assigned to Janssen, and Janssen purchased and assumed, the UCLB RPGR License Agreement relating to the research, development, manufacture and exploitation of the RPGR Product, and other related assets as described in the Asset Purchase Agreement. Simultaneously, the Company and Janssen also entered into a Supply Agreement pursuant to which the Company agreed to manufacture and supply the RPGR Product for Janssen. Under the Supply Agreement, MeiraGTx UK II, together with its affiliates, will manufacture commercial supply of the RPGR Product for Janssen for an initial term of four years, with Janssen having an option to extend

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the Supply Agreement for a fifth year upon written notification. Janssen may terminate the Supply Agreement for convenience upon 90 days’ written notice with payment of a termination fee. Under the Asset Purchase Agreement, Janssen paid the Company a non-refundable upfront fee of $65.0 million in December 2023 and the Company is eligible to receive fees from commercial supply of the RPGR Product and in addition, milestones of up to $350.0 million, as follows: (i) a milestone payment of $50.0 million in connection with the achievement of the initiation of the extension study for the Phase 3 LUMEOS clinical trial for the RPGR Product, which milestone was achieved during the first quarter of 2024; (ii) $10.0 million upon completion of certain specified development services for the drug substance for the RPGR Product; (iii) $5.0 million upon completion of certain specified development services for the drug product for the RPGR Product; (iv) $175.0 million upon the first commercial sale of an RPGR Product in the United States; (v) $75.0 million upon the first commercial sale of an RPGR Product in at least one of the United Kingdom, France, Germany, Spain and Italy; (vi) $25.0 million upon completion of the transfer of certain manufacturing technology for drug substance and drug product from the Company to Janssen; and (vii) $10.0 million upon regulatory approval of a Janssen-selected manufacturing facility in each of the United States and European Union for commercial manufacture of the RPGR Product. Janssen is also responsible for any royalty or milestone amounts that become payable on the RPGR Product under the UCLB RPGR License Agreement.

Revenue Recognition under the Janssen Agreements

Collaboration Agreement

The Company evaluated the potential performance obligations in the Collaboration Agreement pursuant to ASC 606, which included the exclusive license to Clinical IRD Product Candidates, the research, development and manufacturing services (“the services”), and the participation in various joint committees and determined that none of the performance obligations by themselves were distinct. Goods and services that are not distinct are bundled with other goods or services in the contract until a bundle of goods or services that is distinct is created. The services, when combined with the licenses, represent a bundle and should be accounted for as a single performance obligation due to the relevance of the services to the value of the early-stage license and the potential for the intellectual property to be significantly modified during the services period. The Company also evaluated whether or not the right to purchase exclusive option rights for specified Research IRD Product Candidates represents future performance obligations and concluded that these represent a separate buyer decision at market rates, rather than a material right performance obligation. As such, these options have been excluded from the initial allocation of transaction price and the Company will account for these options as separate contracts when and if Janssen elects to exercise the options.

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

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Asset Purchase and Related Agreements

The agreements entered into in December 2023 were executed at the same time and were negotiated with a single commercial objective; therefore, the contracts were combined and accounted for as a single contract. These agreements were accounted for as a termination of the existing Collaboration Agreement and the creation of a new contract where the transaction price includes the remaining deferred revenue – related party from the terminated agreement of $30.6 million, the fixed upfront payment of $65.0 million under the Asset Purchase Agreement, and an aggregate of $1.8 million estimated variable consideration for transition services, offset by a credit of $5.1 million for pre-funded inventory, totaling $92.3 million. The transaction price was allocated to four performance obligations on a relative SSP basis, subject to certain exceptions for discounts and variable consideration. As the SSPs are not directly observable for any of the distinct goods and services, the SSPs were estimated based on a valuation. The total transaction price of $92.3 million was allocated to the performance obligations with respect to SSPs as follows: process performance qualification (“PPQ”) services in the amount of $2.9 million, material rights representing the commercial supply of RPGR Product and an in-substance contract renewal option in the amount of $6.9 million, manufacturing technology transfer in the amount of $28.7 million, and the sale of nonfinancial assets representing the sale and transfer of all the Company’s right, title, and interest in the intellectual property related to the RPGR Product and the assignment of the UCLB RPGR License Agreement to Janssen in the amount of $53.8 million.

The transaction price allocated to PPQ services will be recognized over time using an inputs method measure of progress. The transaction price allocated to the material right for the commercial supply of RPGR Product will be recorded as deferred revenue until Janssen exercises its option to purchase supply and the Company transfers control of such supply to Janssen. The transaction price allocated to the in-substance renewal option (material right) will be recorded as deferred revenue until Janssen exercises the option and the Company transfers control of the underlying goods or services to Janssen. The Company will account for the exercise of the in-substance renewal option (material right) as a continuation of the existing contract (i.e., a change in the transaction price). The transaction price allocated to the technology transfer will be recognized over time using an inputs method measure of progress. The Company will recognize a gain for the difference between the carrying amount of the nonfinancial assets and the consideration allocated to that unit of account when control of the nonfinancial assets transfers in accordance with ASC 610-20, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets.

During the year ended December 31, 2023, the Company recognized a gain of $54.2 million related to the sale of nonfinancial assets which is included in other income in the consolidated statement of operations and comprehensive loss.

As of December 31, 2023, the aggregate transaction price allocated to unsatisfied performance obligations was $36.9 million which the Company expects to recognize over an estimated period of approximately 4.0 years.

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the deferred revenue recognition is as follows (in thousands):

Deferred revenue at December 31, 2021	$64,866
Deferred revenue recognized as license revenue during the year ended December 31, 2022	(15,920)
Effects of exchange rate changes	(6,387)
Deferred revenue at December 31, 2022	$42,559
Deferred revenue recognized as license revenue during the year ended December 31, 2023	(14,017)
Effects of exchange rate changes	2,033
Remaining deferred revenue under the Collaboration Agreement	30,575
Standalone selling price allocated to performance obligations	7,469
Effects of exchange rate changes	(1,101)
Deferred revenue at December 31, 2023	$36,943

During the years ended December 31, 2023 and 2022, the Company recognized $14.0 million and $15.9 million, respectively, of deferred revenue – related party in connection with the Collaboration Agreement as license revenue. The remaining deferred revenue – related party from the terminated Collaboration Agreement of $30.6 million was included in the overall transaction price of the agreements entered into in December 2023.

The Company also recognized $70.4 million and $73.3 million during the years ended December 31, 2023 and 2022, respectively, related to the reimbursement of research and development expenses under the Collaboration Agreement.

Private Placement

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

Debt Financing

On August 2, 2022 the Company, as borrower, and Meira UK II and Meira Ireland, as guarantors (the “Subsidiary Guarantors”), entered into a senior secured financing arrangement (the “Financing Agreement”) by and among the Company, the Subsidiary Guarantors, the lenders and other parties from time to time party thereto and Perceptive Credit Holdings III, LP, as administrative agent and lender (“Perceptive”). On December 19, 2022, the Financing Agreement was converted to a notes purchase agreement and guaranty (the “Notes Purchase Agreement”) between the same parties and under substantially the same terms and conditions as the Financing Agreement, subject to certain customary note constitution terms. Perceptive Advisors, LLC, an affiliate of Perceptive, is a 18.0% holder of the ordinary shares of the Company. Additionally, Ellen Hukkelhoven, Ph.D., a director of the Company, is an employee of Perceptive Advisors, LLC. Refer to the discussion in Note 13 for further information related to the accounting for the debt financing.

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

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Total rent expense recorded under these leases was $5.5 million and $5.3 million for the years ended December 31, 2023 and 2022, respectively.

On August 4, 2020, Meira Ireland entered into two agreements with Shannon Commercial Enterprises DAC trading as Shannon Commercial Properties, to acquire two properties in the Shannon Free Zone in Shannon, Ireland for an aggregate price of €18 million, or approximately $21.2 million. These properties were acquired to serve as the Company’s second, large scale GMP viral vector manufacturing facility and its first GMP plasmid and DNA production facility.

The closing for the first building occurred in August 2020 and the closing for the second building occurred in January 2021. The total cost of the first and second buildings, including taxes and legal fees, was €11.9 million and €7.5 million, or approximately $13.8 million and $8.9 million, respectively, and have been recorded as right of use assets in the consolidated balance sheets. There is no corresponding lease liability as the Company paid the full cost on the date of the closings.

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

The components of lease cost for the years ended December 31, 2023 and 2022 are as follows (in thousands):

	Years Ended December 31,
	2023	2022
Finance lease cost
Amortization of right-of-use assets	$1,124	$1,103
Interest on lease liabilities	—	1
Total finance lease cost	1,124	1,104
Operating lease cost	5,473	5,307
Short-term lease cost	159	154
Total lease cost	$6,756	$6,565

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Amounts reported in the consolidated balance sheets for leases where the Company is the lessee as of December 31, 2023 and 2022 were as follows (in thousands):

	December 31,		December 31,
	2023		2022
Operating leases
Right-of-use asset	$15,910		$20,109
Capitalized lease obligations	$17,145		$21,215
Finance leases
Right-of-use asset	$24,432		$24,718
Capitalized lease obligations	$—		$—
Weighted-average remaining lease term
Operating leases	4.3	years	5.6	years
Finance leases	174.8	years	175.8	years
Weighted-average discount rate
Operating leases	8.8%		8.8%
Finance leases	8.0%		8.0%

Other information related to leases as of the years ended December 31, 2023 and 2022 are as follows (in thousands):

	Years Ended December 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	$—	$52
Operating cash flows from operating leases	$5,662	$5,384
Financing cash flows from finance leases	$—	$—

Right-of-use assets obtained in exchange for lease liabilities
Operating leases	$—	$1,793

Future minimum lease payments under non-cancellable leases as of December 31, 2023 are as follows (in thousands):

Operating Leases
2024	$5,565
2025	5,524
2026	5,623
2027	1,626
2028	1,335
Thereafter	706
Total undiscounted lease payments	$20,379
Less: Imputed interest	(3,234)
Total lease liabilities	$17,145

13. Debt Financing

On August 2, 2022 the Company, and the Subsidiary Guarantors, entered into the Financing Agreement with Perceptive. On December 19, 2022, the Financing Agreement was converted to a Notes Purchase Agreement between the same parties and under substantially the same terms and conditions as the Financing Agreement, subject to certain customary note constitution terms. The Company and the Subsidiary Guarantors entered into a

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Consent and Amendment with Perceptive on August 10, 2023 (the “First Consent and Amendment), and the Company and the Subsidiary Guarantors entered into a second Consent and Amendment with Perceptive on December 20, 2023.

The Notes Purchase Agreement provides for an initial $75.0 million notes issuance (the “Tranche 1 Notes”). Pursuant to the First Consent and Amendment, the Company may request in its sole discretion, and Perceptive has agreed to subscribe to purchase upon such request, an additional $25.0 million notes issuance (the “Tranche 2 Notes”) at any time before August 2, 2024 subject to the terms of the Notes Purchase Agreement. Previously, the Company’s request for issuance of the Tranche 2 Notes was to be determined at Perceptive’s sole discretion. The Notes Purchase Agreement matures on August 2, 2026 and is interest-only during the term. The Company has the option to redeem outstanding principal notes at any time along with an applicable early redemption fee. Under each of the First Consent and Amendment and the Second Consent and Amendment, the Notes Purchase Agreement was amended to increase the applicable early redemption fee. Outstanding amounts under the Notes Purchase Agreement bear interest at a fluctuating rate per annum equal to 10.00% plus the secured overnight financing rate administered by the Federal Reserve Bank of New York for a one-month tenor, subject to a 1.00% floor. The annual interest rate was 15.32% at December 31, 2023. As of December 31, 2023, the outstanding balance of the Tranche 1 Notes was $75.0 million plus accrued interest of $3.0 million. During the years ended December 31, 2023 and 2022, the Company recorded interest expense of $11.3 million and $4.0 million, respectively.

The Company’s obligations under the Notes Purchase Agreement are secured by the Company’s London, UK and Shannon, Ireland manufacturing facilities, $3.0 million of the Company’s cash and the bank accounts of the Subsidiary Guarantors, and the issued and outstanding equity interests of the Subsidiary Guarantors.

The Notes Purchase Agreement imposes certain covenants and restrictions on the Company and the Subsidiary Guarantors, including restrictions pertaining to: (i) the incurrence of additional indebtedness, (ii) limitations on liens, (iii) limitations on certain investments, (iv) making distributions, dividends and other payments, (v) mergers, consolidations and acquisitions, (vi) dispositions of assets, (vii) the Company’s maintenance of at least $3.0 million in a U.S. bank account, (viii) transactions with affiliates, (ix) changes to governing documents, (x) changes to certain agreements and leases and (xi) changes in control; however, certain of these restrictions contain exceptions which allow the Company to license, sell and monetize assets in its AAV-hAQP1 program in development to treat radiation-induced xerostomia, its AAV-GAD program in development to treat Parkinson’s disease and its gene regulation platform technologies.

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

The Company also capitalized certain lender and legal costs associated with the Notes Purchase Agreement totaling $2.1 million, which were recorded as a discount to the loan. The aggregate discount of $4.4 million is being amortized to interest expense over the term of the Notes Purchase Agreement. The Company amortized $1.1 million and $0.4 million of the discount to interest expense during the years ended December 31, 2023 and 2022, respectively. At December 31, 2023, the remaining unamortized discount was $2.9 million.

14.  Commitments and Contingencies

There were no new material commitments or contingencies entered into during the year ended December 31, 2023.

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

During the years ended December 31, 2023 and 2022, employer contributions to all plans were $2.5 million and $2.0 million, respectively.

16. Subsequent Event

In the first quarter of 2024, the Company received a milestone payment of $50.0 million in connection with the Asset Purchase Agreement with Janssen for the achievement of the initiation of the extension study for the Phase 3 LUMEOS clinical trial for the RPGR Product.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on its assessment and those criteria, management has concluded that we maintained effective internal control over financial reporting as of December 31, 2023.

Exemption from Attestation Report of the Registered Public Accounting Firm on Internal Control Over Financial Reporting

This Form 10-K does not include an attestation report on our internal control over financial reporting from our independent registered public accounting firm since we qualify as an “smaller reporting company” as defined under SEC rules.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.OTHER INFORMATION

During the three months ended December 31, 2023, none of our directors or “officers” (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” and/or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C.DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference to our definitive proxy statement for our 2024 annual shareholder meeting to be filed with the SEC within 120 days of the fiscal year ended December 31, 2023.

ITEM 11.EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to our definitive proxy statement for our 2024 annual shareholder meeting to be filed with the SEC within 120 days of the fiscal year ended December 31, 2023.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans (as of December 31, 2023)

The following table provides information as of December 31, 2023 regarding our ordinary shares that may be issued under the MeiraGTx Holdings plc 2016 Equity Incentive Plan, as amended (the “2016 Plan”), the MeiraGTx Holdings plc 2018 Incentive Award Plan (the “2018 Plan”) and the MeiraGTx Holdings plc 2018 Employee Stock Purchase Plan (the “2018 ESPP”).

		Weighted-Average	Number of Securities
	Number of Securities	Exercise Price of	Available for Future
	to be Issued Upon	Outstanding	Issuance Under Equity
	Exercise of	Options,	Compensation Plans
	Outstanding Options,	Warrants, and	(excludes securities
	Warrants, and Rights	Rights	reflected in column(a))
Plan category:	(a)	(b)	(c)
Equity compensation plans approved by shareholders
2016 Plan(1)	1,150,966	$5.26	—
2018 Plan (2) (3)	9,921,991	$14.21	310,488
2018 ESPP (4)	—	—	2,523,103
Equity compensation plans not approved by shareholders	—	—	—
Total	11,072,957	$12.96	2,833,591
(1)	In connection with our IPO, we assumed the 2016 Plan. As the 2016 Plan was previously approved by our shareholders and, as we will not make future grants or awards under these plans, it is listed as “approved by shareholders.” As such, the securities remaining available under the 2016 Plan have been excluded from the table above.
(2)	Pursuant to the terms of the 2018 Plan, the number of ordinary shares available for issuance under the 2018 Plan automatically increases on each January 1, until and including January 1, 2028, by an amount equal to the lesser of: (a) 4% of the aggregate number of ordinary shares outstanding on the final day of the immediately preceding calendar year and (b) such smaller number of ordinary shares as is determined by our board of directors.
(3)	The weighted average exercise price of outstanding awards does not take into account the shares issuable upon vesting of outstanding restricted share units which have no exercise price. At December 31, 2023 there were a total of 2,661,250 shares subject to restricted share units included in the Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights.
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

Other

The remaining information required by this Item is incorporated by reference to our definitive proxy statement for our 2024 annual shareholder meeting to be filed with the SEC within 120 days of the fiscal year ended December 31, 2023.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference to our definitive proxy statement for our 2024 annual shareholder meeting to be filed with the SEC within 120 days of the fiscal year ended December 31, 2023.

ITEM 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference to our definitive proxy statement for our 2024 annual shareholder meeting to be filed with the SEC within 120 days of the fiscal year ended December 31, 2023.

PART IV

ITEM 15.EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
3.1	Amended and Restated Memorandum and Articles of Association of the Registrant.	10-Q	001-38520	3.1	8/7/19
4.1	Specimen Share Certificate evidencing the ordinary shares of the Registrant.	S-1	333-224914	4.1	5/29/18
4.2	Shareholder Agreement.	10-K	001-38520	4.2	3/11/20
4.3	Description of Securities.	10-K	001-38520	4.3	3/11/20
4.4	Form of Warrant Agreement, dated August 2, 2022, issued by MeiraGTx Holdings plc to certain warrant holders.	10-Q	001-38520	4.1	11/10/22
10.1#	2016 Equity Incentive Plan, as amended, and form of option agreements thereunder.	S-1/A	333-224914	10.1	5/29/18
10.2#	2018 Incentive Award Plan and forms of award agreements thereunder.	S-1/A	333-224914	10.2	5/29/18
10.3#	Non-Employee Director Compensation Program.	10-Q	001-38520	10.4	08/10/23
10.4#	Form of Indemnification Agreement for Directors and Officers.	S-1/A	333-224914	10.4	5/29/18
10.5	License and Sub-Lease Agreement, dated May 31, 2019, between MeiraGTx LLC and Imclone Systems, LLC.	10-Q	001-38520	10.2	8/7/19
10.6	Lease Agreement, effective February 2, 2016, among MeiraGTx Limited, Moorfields Eye Hospital NHS, Foundation Trust and Kadmon Corporation LLC.	S-1	333-224914	10.6	5/14/18
10.7#	Employment Agreement, dated February 15, 2016, between MeiraGTx Limited and Alexandria Forbes, Ph.D., as amended.	S-1/A	333-224914	10.7	5/29/18
10.8#	Employment Agreement, dated February 15, 2016 between MeiraGTx Limited and Richard Giroux, as amended.	S-1/A	333-224914	10.8	5/29/18
10.9#	Employment Agreement, dated April 27, 2015, between MeiraGTx Limited and Stuart Naylor, Ph.D., as amended.	S-1/A	333-224914	10.9	5/29/18
10.10†	Agreement and Plan of Merger, dated December 31, 2015, among MeiraGTx Acquisition Corporation, BRI-Alzan, Inc., F-Prime Inc., Gregory Petsko, Dagmar Ringe, Brandeis University and MeiraGTx Limited.	S-1/A	333-224914	10.14	5/29/18
10.11#	2018 Employee Share Purchase Plan.	S-1/A	333-224914	10.15	5/29/18

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
10.12#	UK Sub-Plan Under the 2018 Incentive Award Plan.	10-K	001-38520	10.12	3/26/19
10.13#	Form of Option Grant Notice and Option Agreement Under the UK Sub-Plan to the 2018 Incentive Award Plan.	10-K	001-38520	10.13	3/26/19
10.14#	Form of Change in Control Agreement.	10-K	001-38520	10.14	3/11/21
10.15	Lease agreement by and between Moorfields Eye Hospital NHS Foundation Trust and MeiraGTx UK II Limited, dated July 30, 2018.	10-Q	001-38520	10.4	8/8/18
10.16	Lease agreement by and between Moorfields Eye Hospital NHS Foundation Trust and MeiraGTx UK II Limited, dated July 30, 2018.	10-Q	001-38520	10.5	8/8/18
10.17	Transfer of Title, dated December 14, 2018, and Lease, dated October 12, 2001, relating to the Pharmacy Manufacturing Unit, Britannia Walk, London, England.	8-K	001-38520	10.1	12/14/18
10.18	Overage Deed, dated December 14, 2018, between Moorfields Eye Hospital NHS Foundation Trust and MeiraGTx UK II Limited relating to the Pharmacy Manufacturing Unit, Britannia Walk, London, England.	8-K	001-38520	10.2	12/14/18
10.19†	Consulting Agreement, dated October 5, 2018, between MeiraGTx Holdings plc, Vector Consulting LLC, Michael G. Kaplitt, Matthew During, and Stephen B. Kaplitt.	10-K	001-38520	10.19	3/26/19
10.20†	License Agreement (RPE65), dated January 29, 2019, as amended and restated by and among UCL Business Plc, MeiraGTx UK II Limited and MeiraGTx Limited.	10-K	001-38520	10.20	3/26/19
10.21†	License Agreement (CNGB3), dated January 29, 2019, as amended and restated by and among UCL Business Plc, MeiraGTx Holdings plc, MeiraGTx UK II Limited and MeiraGTx Limited.	10-K	001-38520	10.21	3/26/19
10.22†	License Agreement (CNGA3), dated January 29, 2019, as amended and restated by and among UCL Business Plc, MeiraGTx UK II Limited and MeiraGTx Limited.	10-K	001-38520	10.22	3/26/19
10.23†	Amendment No. 4 to Exclusive License Agreement, dated January 29, 2019, between UCLB and MeiraGTx Limited.	10-K	001-38520	10.24	3/26/19
10.24†	Collaboration, Option and License Agreement, dated January 30, 2019, by and among Janssen Pharmaceuticals, Inc., MeiraGTx UK II Limited and MeiraGTx Holdings plc.	10-K	001-38520	10.25	3/26/19
10.25††	First Amendment to Collaboration, Option and License Agreement, dated December 16, 2021.	10-K	001-3852	10.26	3/10/22

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
10.26	Registration Rights Agreement, dated February 26, 2019, by and among MeiraGTx Holdings plc and the investors named therein.	8-K	001-38520	10.2	2/26/19
10.27	Agreement for Lease with Landlord’s Refurbishment Works, dated May 29, 2019, between MeiraGTx UK II Limited and Provost 1 Limited and Provost 2 Limited, including agreed form of Lease between MeiraGTx UK II Limited and Provost 1 Limited and Provost 2 Limited.	10-Q	001-38520	10.3	8/7/19
10.28#	Form of Restricted Share Unit Grant Notice and Restricted Share Unit Agreement Under the 2018 Incentive Award Plan.	10-K	001-38520	10.30	3/11/20
10.29#	Form of Restricted Share Unit Grant Notice and Restricted Share Unit Agreement Under the UK Sub-Plan to the 2018 Incentive Award Plan.	10-K	001-38520	10.31	3/11/20
10.30	Particulars and Conditions of Sale of Building 2, Block K, Shannon Free Zone, Shannon, County Clare, Ireland, dated as of August 4, 2020, by and between Shannon Commercial Enterprises DAC trading as Shannon Commercial Properties and MeiraGTx Ireland DAC, including agreed form of Lease between Shannon Commercial Enterprises DAC and MeiraGTx Ireland DAC.	10-Q	001-38520	10.1	11/5/20
10.31	Particulars and Conditions of Sale of Building 3, Block K, Shannon Free Zone, Shannon, County Clare, Ireland, dated as of August 4, 2020, by and between Shannon Commercial Enterprises DAC trading as Shannon Commercial Properties and MeiraGTx Ireland DAC, including agreed form of Lease between Shannon Commercial Enterprises DAC and MeiraGTx Ireland DAC.	10-Q	001-38520	10.2	11/5/20
10.32#	Deferred Compensation Plan for Non-Employee Directors.	10-K	001-38520	10.35	3/10/22
10.33#	Form of Restricted Share Unit Grant Notice and Restricted Share Unit Agreement for Non-Employee Directors Under the 2018 Incentive Award Plan.	10-K	001-38520	10.36	3/10/22
10.34††	Credit Agreement and Guaranty, dated August 2, 2022, by and among MeiraGTx Holdings plc, as borrower, MeiraGTx UK II Limited and MeiraGTx Ireland DAC, as guarantors, the lenders and other parties from time to time party thereto and Perceptive Credit Holdings III, LP, as administrative agent and lender.	10-Q	001-38520	10.1	11/10/22

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
10.35	Amendment No. 1 to Credit Agreement and Guaranty, dated December 19, 2022, by and among MeiraGTx Holdings plc, as borrower, certain subsidiary guarantors and lenders party thereto, and Perceptive Credit Holdings III, LP, as administrative agent.	10-K	001-38520	10.36	3/14/23
10.36††	Amended and Restated Notes Purchase Agreement and Guaranty, dated December 19, 2022, by and among MeiraGTx Holdings plc, as issuer, the subsidiary guarantors and noteholders from time to time party thereto, and Perceptive Credit Holdings III, LP, as administrative agent.	10-K	001-38520	10.37	3/14/23
10.37	Tranche 1 Note, dated December 19, 2022, by and among MeiraGTx Holdings plc, as issuer, the subsidiaries guarantors and noteholders from time to time party thereto, and Perceptive Credit Holdings III, LP, as administrative agent.	10-K	001-38520	10.38	3/14/23
10.38	Consent and Amendment to Amended and Restated Notes Purchase Agreement and Guaranty, dated August 10, 2023, by and among MeiraGTx Holdings plc, as issuer, the subsidiary guarantors and noteholders from time to time party thereto, and Perceptive Credit Holdings III, LP, as administrative agent and noteholder.	8-K	001-38520	10.1	8/10/23
10.39

Consent and Amendment to Amended and Restated Notes Purchase Agreement and Guaranty, dated December 20, 2023, by and among MeiraGTx Holdings plc, as issuer, the subsidiary guarantors and noteholders from time to time party thereto, and Perceptive Credit Holdings III, LP, as administrative agent and noteholder.

						*
10.40	Securities Purchase Agreement, dated November 9, 2022, by and among MeiraGTx Holdings plc and Johnson & Johnson Innovation – JJDC, Inc.	10-K	001-38520	10.39	3/14/23
10.41	Registration Rights Agreement, dated November 15, 2022, by and among MeiraGTx Holdings plc and Johnson & Johnson Innovation – JJDC, Inc.	10-K	001-38520	10.40	3/14/23
10.42	First Amendment to Registration Rights Agreement, dated May 12, 2023, by and among MeiraGTx Holdings plc and Johnson & Johnson Innovation – JJDC, Inc.	10-Q	001-38520	10.3	8/10/23
10.43	Securities Purchase Agreement, dated May 3, 2023, by and among MeiraGTx Holdings plc and the Investors named therein.	S-3	333-273672	10.1	8/3/23
10.44	Registration Rights Agreement, dated May 5, 2023, by and among MeiraGTx Holdings plc and the Investors named therein.	S-3	333-273672	10.2	8/3/23

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
10.45	Investment Agreement, dated October 30, 2023, by and among MeiraGTx Holdings plc, Sanofi Foreign Participations B.V. and Sanofi.	8-K	001-38520	10.1	10/30/23
10.46	Registration Rights Agreement, dated October 30, 2023, by and between MeiraGTx Holdings plc and Sanofi Foreign Participations B.V.	8-K	001-38520	10.2	10/30/23
10.47††	Asset Purchase Agreement, dated December 20, 2023, by and among Janssen Pharmaceuticals, Inc., MeiraGTx UK II Limited and MeiraGTx Holdings plc.					*
10.48††	Termination Agreement, dated December 20, 2023, by and among Janssen Pharmaceuticals, Inc., MeiraGTx UK II Limited and MeiraGTx Holdings plc.					*
21	List of Subsidiaries.					*
23.1	Consent of Ernst & Young LLP.					*
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.					*
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.					*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**
97.1	Policy for Recovery of Erroneously Awarded Compensation.					*
101.INS	Inline XBRL Instance Document.					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					*
101.DEF	Inline XBRL Taxonomy Definition Linkbase Document.					*
101.LAB	Inline XBRL Taxonomy Label Linkbase Document.					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).					*

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

MeiraGTx Holdings plc (Registrant)

Date: March 15, 2024	By:	/s/ Alexandria Forbes
Alexandria Forbes
President and Chief Executive Officer and Director (Principal Executive Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Alexandria Forbes, Ph.D.	President and Chief Executive Officer and Director (Principal Executive Officer)	March 15, 2024
Alexandria Forbes, Ph.D.

/s/ Richard Giroux	Chief Financial Officer (Principal Financial and Accounting Officer)	March 15, 2024
Richard Giroux

/s/ Keith R. Harris, Ph.D.	Chairman of the Board and Director	March 15, 2024
Keith R. Harris, Ph.D.

/s/ Ellen Hukkelhoven, Ph.D.	Director	March 15, 2024
Ellen Hukkelhoven, Ph.D.

/s/ Martin Indyk, Ph.D.	Director	March 15, 2024
Martin Indyk, Ph.D.
/s/ Lord Mendoza	Director	March 15, 2024
Lord Mendoza

/s/ Nicole Seligman	Director	March 15, 2024
Nicole Seligman

/s/ Thomas E. Shenk, Ph.D.	Director	March 15, 2024
Thomas E. Shenk, Ph.D.

/s/ Debra Yu, M.D.	Director	March 15, 2024
Debra Yu, M.D.