Form 10-Q
period 2024-03-31
MeiraGTx Holdings plc
filed 2024-05-09
CIK 1735438

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of April 30, 2024, the registrant had 64,306,613 ordinary shares, $0.00003881 par value per share, outstanding.

Forward-Looking Statements

This Quarterly Report on Form 10-Q (the “Form 10-Q”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements contained in this Form 10-Q that do not relate to matters of historical fact should be considered forward-looking statements, including, without limitation, statements regarding expectations regarding meetings with global regulatory authorities and the FDA, product pipeline, anticipated product benefits, goals and strategic priorities, product candidate development and status and expectations relating to clinical trials, growth expectations or targets, pre-clinical and clinical data expectations and expectations related to financing arrangements and the intended use of proceeds thereunder, as well as statements that include the words “expect,” “will,” “intend,” “plan,” “believe,” “project,” “forecast,” “estimate,” “may,” “could,” “should,” “would,” “continue,” “anticipate” and similar statements of a future or forward-looking nature. These forward-looking statements are based on management’s current expectations. These statements are neither promises nor guarantees, but involve known and unknown risks, uncertainties and other important factors that may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including, but not limited to, the important factors discussed under “Item 1A. Risk Factors” in this Form 10-Q. These and other important factors could cause actual results to differ materially from those indicated by the forward-looking statements made in this Form 10-Q. Any such forward-looking statements represent management’s estimates as of the date of this Form 10-Q. While we may elect to update such forward-looking statements at some point in the future, unless required by law, we disclaim any obligation to do so, even if subsequent events cause our views to change. Thus, one should not assume that our silence over time means that actual events are bearing out as expressed or implied in such forward-looking statements. These forward-looking statements should not be relied upon as representing our views as of any date subsequent to the date of this Form 10-Q.

i

Risk Factor Summary

We are providing the following summary of the principal risk factors contained in this Form 10-Q to enhance the readability and accessibility of our risk factor disclosures. We encourage you to carefully review in their entirety the full risk factors set forth in the section of this Form 10-Q captioned “Part II—Item 1A. Risk Factors” for additional information regarding the material factors that make an investment in our ordinary shares speculative or risky. These risks and uncertainties include, among others, the following:

●	We have incurred significant losses since inception and anticipate that we will incur continued losses for the foreseeable future, and may never achieve or maintain profitability.
●	There is no guarantee that we will receive in a timely fashion or at all the additional milestone payments contemplated under the Asset Purchase Agreement or the revenues associated with our manufacture of the commercial supply of the RPGR Product under the Supply Agreement.
●	We will require additional capital to fund our operations, which may not be available on acceptable terms, if at all.
●	We may not have sufficient cash flows or cash on hand to satisfy our debt obligations or covenants under our financing arrangements, or we may not be able to effectively manage our business in compliance with such covenants.
●	Our review of potential strategic transactions may not result in an executed or consummated transaction or other strategic alternative and may not result in anticipated benefits to us or our shareholders, and the process of reviewing strategic transactions or its conclusion could be disruptive and distracting to our business operations and management.
●	We are heavily dependent on the success of our product candidates, which are still in development, and if none of them receive regulatory approval or are successfully commercialized, our business may be harmed.
●	It is difficult to predict the time and cost of product candidate development on our novel gene therapy platform. Very few gene therapies have been approved in the United States or in Europe.
●	Because gene therapy is novel and the regulatory landscape that governs any product candidates we may develop is uncertain and may change, we cannot predict the time and cost of obtaining regulatory approval, if we receive it at all, for any product candidates we may develop.
●	Clinical trials are expensive, time-consuming, difficult to design and implement, and involve an uncertain outcome. Further, we may encounter substantial delays in our clinical trials.
●	The affected populations for our product candidates may be smaller than we or third parties currently project, which may affect the addressable markets for our product candidates.
●	We and our contract manufacturers for plasmid are subject to significant regulation with respect to manufacturing our products. Our manufacturing facilities and the third-party manufacturing facilities which we rely on may not continue to meet regulatory requirements and have limited capacity.
●	Enacted and future healthcare legislation may increase the difficulty and cost for us to obtain marketing approval of and commercialize our product candidates and may affect the prices we may set.

●	We are subject to regulation and other legal obligations relating to data privacy and protection. Compliance with these requirements is complex and costly. The actual or perceived failure to comply with such obligations could materially harm our business, results of operations, and financial condition.
●	We face significant competition in an environment of rapid technological change, and there is a possibility that our competitors may achieve regulatory approval before us or develop therapies that are safer or more advanced or effective than ours, which may harm our financial condition and our ability to successfully market or commercialize any product candidates we may develop.
●	We depend on proprietary technology licensed from others. If we lose our existing licenses or are unable to acquire or license additional proprietary rights from third parties, we may not be able to continue developing our product candidates.
●	If we are unable to obtain and maintain patent protection for our technology and product candidates or if the scope of the patent protection obtained is not sufficiently broad, we may not be able to compete effectively in our markets.
●	We may need to expand our organization, and we may experience difficulties in managing this growth, which could disrupt our operations.
●	Our future success depends on our ability to retain our key personnel and to attract, retain and motivate qualified personnel.

Preliminary Notes

Unless the context otherwise requires, references in this Form 10-Q to “Meira,” “we,” “us”, “our” or “the Company” refer to MeiraGTx Holdings plc and its subsidiaries.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except share and per share amounts)

	March 31,	December 31,
	2024	2023
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$119,206	$129,566
Accounts receivable - related party	10,915	10,138
Prepaid expenses	5,076	5,625
Tax incentive receivable	13,171	13,277
Other current assets	932	1,016
Total Current Assets	149,300	159,622
Property, plant and equipment, net	111,412	115,896
Intangible assets, net	1,038	1,118
Restricted cash	1,059	1,083
Other assets	1,138	1,917
Equity method and other investments	6,766	6,766
Right-of-use assets - operating leases, net	14,835	15,910
Right-of-use assets - finance leases, net	23,687	24,432
TOTAL ASSETS	$309,235	$326,744

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$21,223	$16,042
Accrued expenses	17,353	42,639
Lease obligations, current	4,188	4,193
Deferred revenue - related party, current	3,772	2,926
Other current liabilities	1,007	1,278
Total Current Liabilities	47,543	67,078
Deferred revenue - related party	53,331	34,017
Lease obligations	11,796	12,952
Asset retirement obligations	2,440	2,401
Note payable, net	72,391	72,119
TOTAL LIABILITIES	187,501	188,567
COMMITMENTS AND CONTINGENCIES (Note 11)
SHAREHOLDERS' EQUITY:
Ordinary Shares, $0.00003881 par value, 1,288,327,750 authorized, 64,298,691 and 63,601,015 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	2	2
Capital in excess of par value	699,531	693,841
Accumulated other comprehensive loss	(3,126)	(1,435)
Accumulated deficit	(574,673)	(554,231)
Total Shareholders' Equity	121,734	138,177
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$309,235	$326,744

See Notes to Condensed Consolidated Financial Statements

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

(in thousands, except share and per share amounts)

	For the Three-Month Periods Ended March 31,
	2024	2023

Revenues:
Service revenue - related party	$697	$—
License revenue - related party	—	3,334
Total revenue	697	3,334
Operating expenses:
General and administrative	13,147	12,772
Research and development	34,322	22,322
Total operating expenses	47,469	35,094
Loss from operations	(46,772)	(31,760)
Other non-operating income (expense):
Foreign currency (loss) gain	(535)	3,857
Interest income	1,097	545
Interest expense	(3,250)	(3,060)
Gain on sale of nonfinancial assets	29,018	—
Fair value adjustment	—	54
Net loss	(20,442)	(30,364)
Other comprehensive loss:
Foreign currency translation loss	(1,691)	(2,353)
Comprehensive loss	$(22,133)	$(32,717)

Net loss	$(20,442)	$(30,364)
Basic and diluted net loss per ordinary share	$(0.32)	$(0.62)
Weighted-average number of ordinary shares outstanding	64,065,895	48,638,151

See Notes to Condensed Consolidated Financial Statements

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

FOR THE PERIOD ENDED MARCH 31, 2024

(unaudited)

(in thousands, except share amounts)

				Accumulated Other		Total
	Ordinary		Capital in Excess	Comprehensive	Accumulated	Shareholders'
	Shares	Amount	of Par Value	Loss	Deficit	Equity

Balance at December 31, 2023	63,601,015	$2	$693,841	$(1,435)	$(554,231)	$138,177
Share-based compensation activity	441,348	—	4,739	—	—	4,739
Issuance of ordinary shares in at-the-market offering	256,328	—	1,586	—	—	1,586
Issuance costs in connection with ordinary shares	—	—	(635)	—	—	(635)
Other comprehensive loss	—	—	—	(1,691)	—	(1,691)
Net loss for the three-month period ended March 31, 2024	—	—	—	—	(20,442)	(20,442)
Balance at March 31, 2024	64,298,691	$2	$699,531	$(3,126)	$(574,673)	$121,734

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

See Notes to Condensed Consolidated Financial Statements

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	For the Three-Month Periods Ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(20,442)	$(30,364)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	6,960	6,432
Foreign currency loss (gain)	535	(3,857)
Depreciation and amortization	3,275	3,092
Net change in right-of-use assets and liabilities	(36)	(24)
Amortization of interest on asset retirement obligations	48	44
Amortization of debt discount	273	266
Fair value adjustment	—	(54)
Gain on sale of nonfinancial assets	(29,018)	—
(Increase) decrease in operating assets:
Accounts receivable - related party	(1,603)	(14,137)
Prepaid expenses	530	1,235
Other current assets	626	136
Other assets, net	632	—
Increase (decrease) in operating liabilities:
Accounts payable	5,198	14,642
Accrued expenses	(24,231)	(11,469)
Other current liabilities	37	—
Deferred revenue - related party	20,475	(3,334)
Net cash used in operating activities	(36,741)	(37,392)

Cash flows from investing activities:
Purchase of property, plant and equipment	(1,678)	(8,605)
Proceeds from sale of nonfinancial assets	29,018	—
Net cash provided by (used in) investing activities	27,340	(8,605)

Cash flows from financing activities:
Payments of withholdings on shares withheld for income taxes	(2,221)	(1,231)
Proceeds from the issuance of ordinary shares	1,586	—
Issuance costs in connection with ordinary shares	(635)	—
Net cash used in financing activities	(1,270)	(1,231)

Net decrease in cash, cash equivalents and restricted cash	(10,671)	(47,228)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	287	496
Cash, cash equivalents and restricted cash at beginning of the period	130,649	115,516
Cash, cash equivalents and restricted cash at end of the period	$120,265	$68,784

Supplemental disclosure of non-cash transactions:
Fixed asset acquisition included in accounts payable and accrued expenses	$1,558	$3,162
Supplemental disclosure of cash flow information:
Cash paid for interest	$2,953	$1,572

See Notes to Condensed Consolidated Financial Statements

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.       Organization and Basis of Presentation

The Company

MeiraGTx Holdings plc and subsidiaries (the “Company” or “Meira Holdings”), an exempted company incorporated under the laws of the Cayman Islands, is a vertically integrated, clinical-stage gene therapy company with a broad pipeline of late-stage clinical programs supported by end-to-end manufacturing capabilities. The Company has an internally developed manufacturing platform process, internal plasmid production for good manufacturing practices (“GMP”), two GMP viral vector production facilities as well as an in-house Quality Control hub for stability and release, all fit for IND through commercial supply. The Company has core capabilities in viral vector design and optimization and a potentially transformative riboswitch gene regulation platform technology that allows for the precise, dose-responsive control of gene expression by oral small molecules. The Company is focusing the riboswitch platform on delivery of metabolic peptides including GLP-1, GIP, glucagon and PYY using oral small molecules, as well as cell therapy for oncology and autoimmune diseases. Although initially focusing on the eye, central nervous system, and salivary gland, the Company has developed the technology to apply genetic medicine to more common diseases, increasing efficacy, addressing novel targets, and expanding access in some of the largest disease areas where the unmet need remains great. The Company also owns and operates a GMP, multi-product, multi-viral vector manufacturing facility in London, United Kingdom (“UK”), which includes fill and finish capabilities and can supply the Company’s clinical and potential commercial material. Additionally, the Company’s second, large scale viral vector manufacturing facility and its first plasmid and DNA production facility in Shannon, Ireland, both of which are designed to meet GMP requirements, came online in 2022.

Asset Purchase and Related Agreements with Janssen Pharmaceuticals, Inc.

On January 30, 2019, the Company entered into a Collaboration, Option and License Agreement with Janssen Pharmaceuticals, Inc. (“Janssen”), one of the Janssen Pharmaceuticals Companies of Johnson & Johnson (the “Collaboration Agreement”), for the research, development and commercialization of gene therapies for the treatment of inherited retinal diseases (“IRD”). Under the terms of the Collaboration Agreement, the Company received an upfront payment of $100.0 million in March 2019 and a $30.0 million milestone payment in December 2021. The Company also received funding for certain research, manufacturing, clinical development and commercialization costs, and had the potential to obtain additional milestone payments upon the achievement of such milestones and royalties on future net sales of products. On December 20, 2023, the Company entered into an Asset Purchase Agreement (“Asset Purchase Agreement”) with Janssen pursuant to which the Company sold and assigned to Janssen, and Janssen purchased and assumed, that certain License Agreement, dated February 5, 2019, by and between UCL Business Plc (now UCL Business Ltd.) (“UCLB”), on the one hand, and MeiraGTx UK II Limited and MeiraGTx Limited, on the other hand (the “UCLB RPGR License Agreement”), relating to the research, development, manufacture and exploitation of botaretigene sparoparvovec, or bota-vec (formerly referred to as AAV-RPGR), for the treatment of X-linked retinitis pigmentosa related to mutations in the retinitis pigmentosa GTPase regulator gene, or XLRP-RPGR (the “RPGR Product”), and other related assets as described in the Asset Purchase Agreement. In connection with entering into the Asset Purchase Agreement, the Company entered into a Termination Agreement with Janssen terminating the Collaboration Agreement. The Company and Janssen also entered into a Supply Agreement on December 20, 2023 (the “Supply Agreement”) pursuant to which the Company agreed to manufacture and supply the RPGR Product for Janssen.

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

Interim Financial Statements

The accompanying condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, the condensed consolidated financial statements include all adjustments (consisting of normal recurring adjustments) necessary in order to make the condensed consolidated financial statements not misleading. Operating results for the three-month period ended March 31, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2023 included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the “Form 10-K”).

Liquidity

The Company has not yet achieved profitable operations. There is no assurance that profitable operations, if ever achieved, could be sustained on a continuing basis. In addition, development activities, clinical and preclinical testing, and commercialization of the Company’s product candidates will require significant additional financing. The Company’s accumulated deficit at March 31, 2024 totaled $574.7 million, and management expects to incur substantial losses in future periods. The success of the Company is subject to certain risks and uncertainties, including, among others: uncertainty of product development; competition in the Company’s field of use; uncertainty of capital availability; uncertainty in the Company’s ability to enter into agreements with collaborative partners; expanding and protecting the Company’s intellectual property portfolio; dependence on third parties; and dependence on key personnel. For the three months ended March 31, 2024, the Company used $36.7 million in cash flows from operations and there are no assurances that the Company will generate positive cash flows in the future. Additionally, there are no assurances that the Company will be successful in obtaining an adequate level of financing for the development and commercialization of its product candidates.

As of March 31, 2024, the Company had cash, cash equivalents and restricted cash in the amount of $120.3 million, which consisted of depository accounts and money market accounts held at large international banks. The Company estimates that its cash, cash equivalents on-hand and accounts receivable – related party at March 31, 2024, will be sufficient to cover its expenses for at least the next twelve months from the date of issuance of these condensed consolidated financial statements.

Risks and Uncertainties

The Company operates in an industry that is subject to intense competition, government regulation and rapid technological change. The Company’s operations are subject to significant risk and uncertainties including financial, operational, technological, regulatory and other risks, including the potential risk of business failure.

The Company’s capital resources and operations to date have been funded primarily with the proceeds from the Collaboration Agreement, Asset Purchase Agreement and private and public equity offerings, as well as the proceeds from the debt financing described in Note 10. In the future, the Company may seek to raise additional capital through equity offerings, debt financings, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements or other sources to enable it to complete the development and potential commercialization of its product candidates.

2.       Summary of Significant Accounting Policies and Recent Accounting Pronouncements

Certain of the Company’s significant accounting policies are described below. All of the Company’s significant accounting policies are disclosed in the notes to the audited consolidated financial statements as of and for the year ended December 31, 2023 included in the Company’s Form 10-K.

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

Use of Estimates

Management considers many factors in selecting appropriate financial accounting policies and controls, and in developing the estimates and assumptions that are used in the preparation of these condensed consolidated financial statements. Management must apply significant judgment in this process. In addition, other factors may affect estimates, including expected business and operational changes, sensitivity and volatility associated with the assumptions used in developing estimates, and whether historical trends are expected to be representative of future trends. The estimation process often may yield a range of potentially reasonable estimates of the ultimate future outcomes and management must select an amount that falls within that range of reasonable estimates. This process may result in actual results differing materially from those estimated amounts used in the preparation of the financial statements if these results differ from historical experience, or other assumptions do not turn out to be substantially accurate, even if such assumptions are reasonable when made. In preparing these condensed consolidated financial statements, management used significant estimates in the following areas, among others: collaboration revenue, fair value of nonfinancial assets, stand-alone selling price and material rights in connection with the Asset Purchase and Supply Agreements, the accounting for research and development costs, share-based compensation, leases, asset retirement obligations, fair value of financial instruments and tax incentive receivable.

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

	March 31,	December 31,
	2024	2023
Cash and cash equivalents	$119,206	$129,566
Restricted cash	1,059	1,083
Total cash, cash equivalents and restricted cash in the condensed consolidated statement of cash flows	$120,265	$130,649

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

The table below represents the values of the Company's financial assets and liabilities that are required to be measured at fair value on a recurring basis (in thousands):

	Fair Value Measurement Using:
		Significant	Significant Other	Significant
	March 31,	Observable Inputs	Observable Inputs	Unobservable
Description	2024	(Level 1)	(Level 2)	(Level 3)
Cash equivalents	$71,348	$71,348	$—	$—
Restricted cash	$1,059	$1,059	$—	$—

	Fair Value Measurement Using:
		Significant	Significant Other	Significant
	December 31,	Observable Inputs	Observable Inputs	Unobservable
Description	2023	(Level 1)	(Level 2)	(Level 3)
Cash equivalents	$46,868	$46,868	$—	$—
Restricted cash	$1,083	$1,083	$—	$—

At March 31, 2024, the Company's financial instruments included cash and cash equivalents, restricted cash, accounts receivable – related party, and accounts payable. The carrying amounts reported in the Company's consolidated financial statements for these instruments approximates their respective fair values because of the short-term nature of these instruments. In addition, at March 31, 2024, the Company believed the carrying value of the Tranche 1 Notes (as defined in Note 10) approximates fair value as the interest rate is reflective of the rate the Company could obtain on debt with similar terms and conditions.

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

Operating leases where the Company is the lessee are included in right-of-use (“ROU”) assets – operating leases, net and lease obligations on the Company’s condensed consolidated balance sheets. The lease obligations are initially and subsequently measured at the present value of the unpaid lease payments at the lease commencement date and subsequent reporting periods.

Finance leases where the Company is the lessee are included in ROU assets – finance leases, net and lease obligations on the Company’s condensed consolidated balance sheets. The lease obligations are initially measured in the same manner as for operating leases and are subsequently measured at amortized cost using the effective interest method.

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

The change in asset retirement obligations is as follows (in thousands):

	For the Three-Month Periods Ended March 31,
	2024	2023
Balance at beginning of period	$2,401	$2,179
Amortization of interest	48	44
Effects of exchange rate changes	(9)	15
Balance at end of period	$2,440	$2,238

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

The Company recognizes grant income when there is reasonable assurance that the Company will comply with the conditions attached to the grant and that it will receive the grant. Grant income from the employment grant is recognized as a deduction from the amount of the related expense, and grant income from the capital grant is deducted from the carrying amount of the related asset and recognized in income over the asset’s useful life in the form of a reduced depreciation charge. The Company received its first drawdown under the grant in 2023, which was comprised of $0.6 million (€0.5 million) for the employment grant and $0.4 million (€0.4 million) for the capital grant. The Company did not recognize any grant income during the three-months ended March 31, 2024 and 2023.

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

Research and Development Services: Under the Collaboration Agreement, the Company incurred research and development costs, with Janssen responsible for up to 100% of the costs, depending on the type of research and development services being performed. The Company recorded costs associated with the development activities as research and development expenses in the condensed consolidated statements of operations and comprehensive loss consistent with ASC 730, Research and Development. The reimbursement of the research and development costs by Janssen was representative of the joint risk sharing nature of the arrangement. The Company considered the guidance in ASC 808 and recognizes the payments received from Janssen as a reduction to research and development expense when the related costs are incurred.

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

Customer Options: Customer options are evaluated at contract inception to determine whether those options provide a material right (i.e., an optional good or service offered for free or at a discount) to the customer. If the customer options represent a material right, the material right is treated as a separate performance obligation at the outset of the arrangement. The Company allocates the transaction price to material rights based on the standalone selling price. As a practical alternative to estimating the standalone selling price of a material right when the underlying goods or services are both (i) similar to the original goods or services in the contract and (ii) provided in accordance with the terms of the original contract, the Company allocates the total amount of consideration expected to be received from the customer to the total goods or services expected to be provided to the customer. Amounts allocated to any material right are recognized as revenue when or as the related future goods or services are transferred or when the option expires.

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

Costs for certain development activities, such as Company funded outside research programs, are recognized based on an evaluation of the progress to completion of specific tasks with respect to their actual costs incurred. Payments for these activities are based on the terms of the individual arrangements, which may differ from the pattern of costs incurred, and are reflected in the condensed consolidated financial statements as prepaid or accrued research and development expenses, as the case may be.

Net Loss per Ordinary Share

Basic net loss per ordinary share is computed by dividing net loss by the weighted average number of shares of the Company’s ordinary shares assumed to be outstanding during the period of computation. Diluted net loss per ordinary share is computed similar to basic net loss per share except that the denominator is increased to include the number of additional ordinary shares that would have been outstanding if the potential ordinary share equivalents had been issued at the beginning of the year and if the additional ordinary shares were dilutive (treasury stock method) or the two-class method, whichever is more dilutive. For all periods presented, basic and diluted net loss per ordinary share are the same, as any additional ordinary share equivalents would be anti-dilutive.

The following securities are considered to be ordinary share equivalents, but were not included in the computation of diluted net loss per ordinary share because to do so would have been anti-dilutive:

	March 31,	March 31,
	2024	2023
Share options	8,484,644	8,233,380
Restricted share units	4,094,750	2,738,750
Deferred share units	185,000	110,000
Warrants	700,000	700,000
Restricted ordinary shares subject to forfeiture	—	14,049
	13,464,394	11,796,179

Segment Information

Management has concluded it has a single reporting segment for purposes of reporting financial condition and results of operations.

The Company’s license revenue, research funding and deferred revenue from the Collaboration Agreement were generated in the United Kingdom.

The following table summarizes long-lived assets by geographical area (in thousands):

	March 31,	December 31,
	2024	2023
United States	$10,190	$11,071
United Kingdom	32,116	33,798
European Union	108,666	112,487
	$150,972	$157,356

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

In March 2024, the FASB issued ASU 2024-02, Codification Improvements—Amendments to Remove References to the Concepts Statements which contains amendments to the Codification that remove references to various FASB Concepts Statements. This ASU is effective for fiscal years beginning after December 15, 2024. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

3.       Equity Method and Other Investments

The Company’s investments consist of the following (in thousands):

		March 31, 2024
Investee	Investment Type	Ownership Percentage	Carrying Value	Cost Basis
Visiogene LLC	Equity Method Investment	25%	$5,150	$5,165
Other	Equity Investment	0.9%	1,616	1,500
Total equity method and other investments			$6,766	$6,665

4.       Accrued Expenses

Accrued expenses for the periods presented are comprised of the following (in thousands):

	March 31,	December 31,
	2024	2023
Clinical trial costs	$5,610	$8,713
Research and development	2,646	5,834
Professional fees	2,424	6,499
Consulting	1,966	2,104
Compensation and benefits	1,961	12,129
Manufacturing costs	1,804	2,634
Fixed assets	641	1,472
Rent and facilities costs	138	142
Other	163	176
Interest on Tranche 1 Notes	—	2,936
	$17,353	$42,639

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

Options

A summary of the Company’s share option activity related to employees, non-employee members of the board of directors and non-employee consultants as of December 31, 2023 and for the three-month period ended March 31, 2024 is as follows (in thousands, except share and per share amounts):

			Weighted-
		Weighted-	Average
		Average	Remaining
	Number of	Exercise	Contractual
	Options	Price	Term (years)
Outstanding at December 31, 2023	8,226,707	$12.96	6.35	years
Granted	365,100	$6.16
Exercised	—	$—
Forfeited	(107,163)	$16.00
Outstanding at March 31, 2024	8,484,644	$12.65	6.17	years
Options exercisable at March 31, 2024	6,203,005	$13.13	5.32	years
Options vested and expected to vest at March 31, 2024	8,484,644	$12.65	6.17	years
Aggregate intrinsic value of options outstanding as of March 31, 2024	$1,406
Aggregate intrinsic value of options exercisable as of March 31, 2024	$1,406

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

The Company recorded the following share-based compensation expense in connection with the options for the three-month periods ended March 31, 2024 and 2023 (in thousands):

	Three-Month Periods Ended March 31,
	2024	2023
Research and development	$1,635	$2,046
General and administrative	1,053	1,183
Total share-based compensation	$2,688	$3,229

The total fair value of options vested during the three-month periods ended March 31, 2024 and 2023 was $4.3 million and $6.2 million, respectively.

The weighted-average grant date fair value of options granted during the three-month periods ended March 31, 2024 and 2023 was $3.91 per share and $5.77 per share, respectively.

The grant date fair values of the share options granted were estimated using the Black-Scholes option valuation model with the following ranges of assumptions:

	2024	2023
Risk-free interest rate	4.04 - 4.17%	3.91 - 4.11%
Expected volatility	67%	72%
Expected dividend yield	0%	0%
Expected term (in years)	3.6 - 6.1	6.1

As of March 31, 2024, the total compensation expense relating to unvested options granted that had not yet been recognized was $16.1 million, which is expected to be realized over a period of 3.8 years. The Company will issue shares upon exercise of options from ordinary shares reserved under the Plans.

Restricted Share Units

A summary of the Company’s RSU activity related to employees, non-employee members of the board of directors and non-employee consultants as of December 31, 2023 and for the three-month period ended March 31, 2024 is as follows:

		Weighted-
	Number of	Average
	Restricted	Grant Date
	Share Units	Fair Value
Outstanding at December 31, 2023	2,661,250	$15.24
Granted	2,223,500	$6.16
Vested	(790,000)	$20.45
Outstanding at March 31, 2024	4,094,750	$9.30

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

The Company recorded the following share-based compensation expense in connection with the RSUs for the three-month periods ended March 31, 2024 and 2023 (in thousands):

	Three-Month Periods Ended March 31,
	2024	2023
Research and development	$1,240	$980
General and administrative	3,032	2,223
Total share-based compensation	$4,272	$3,203

As of March 31, 2024, the total compensation expense relating to unvested RSUs granted that had not yet been recognized was $31.1 million, which is expected to be realized over a period of 3.8 years.

To satisfy employee minimum statutory tax withholding requirements for restricted share units that vest, the Company withholds a portion of the vesting ordinary shares. During the three months ended March 31, 2024 and 2023, the Company withheld 348,652 and 179,696 ordinary shares with a total value of approximately $2.2 million and $1.2 million, respectively. These amounts are presented as a cash outflow from financing activities in the accompanying condensed consolidated statement of cash flows.

During the three-month periods ended March 31, 2024 and 2023, the Company recognized total share-based compensation expense in the accompanying condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three-Month Periods Ended March 31,
	2024	2023
Research and development	$2,875	$3,026
General and administrative	4,085	3,406
Total share-based compensation	$6,960	$6,432

The Company did not modify any awards during the three-month period ended March 31, 2024. During the three-month period ended March 31, 2023, the Company modified certain awards for two participants and recognized $0.1 million related to the modifications, $0.08 million of which was recognized in research and development expense and $0.02 million was recognized in general and administrative expense. The terms of such modifications included, on an award-by-award basis, acceleration of the vesting period and/or extensions of the post-employment period to exercise.

The Company does not expect to realize any tax benefits from its share option activity or the recognition of share-based compensation expense because the Company currently has net operating losses and has a full valuation allowance against its deferred tax assets. Accordingly, no amounts related to excess tax benefits have been reported in cash flows from operations or cash flows from financing activities for the three-month periods ended March 31, 2024 and 2023.

6.       Ordinary Shares

In December 2023, the Company entered into an “at-the-market” sales agreement with BofA Securities, Inc., or BofA, pursuant to which the Company may sell from time to time, ordinary shares having an aggregate offering price of up to $100.0 million through BofA, acting as the Company’s agent. During the three-month period ended March 31, 2024, the Company raised gross proceeds of $1.6 million through the sale of 256,328 ordinary shares pursuant to an “at-the-market” equity offering program. Under the “at-the-market” equity program which is currently effective and may remain available for the Company to use in the future, the Company may sell an additional $98.4 million of ordinary shares. Whether the Company chooses to affect future sales under the “at-the-market” equity offering program will depend on a number of factors, including, among others, market conditions and the trading price of the Company’s ordinary shares relative to other sources of capital.

7.       Income Taxes

The Company did not record a provision for income taxes for the three-month periods ended March 31, 2024 and 2023, as the Company has generated losses for all periods.

The Company periodically evaluates the realizability of its deferred tax assets based on all available evidence, both positive and negative. The realization of deferred tax assets is dependent on the Company’s ability to generate sufficient future taxable income during periods prior to the expiration of tax attributes to fully utilize these assets. The Company weighed both positive and negative evidence and determined that there is a continued need for a full valuation allowance on its deferred tax assets (after consideration of the reversal of the deferred tax liabilities for the ROU assets and fixed assets) in the United States, United Kingdom, Ireland and Netherlands as of March 31, 2024. Should the Company determine that it would be able to realize its remaining deferred tax assets in the foreseeable future, an adjustment to its remaining deferred tax assets would cause a material increase to income in the period such determination is made.

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

Asset Purchase and Related Agreements

On December 20, 2023, the Company entered into the Asset Purchase Agreement with Janssen pursuant to which the Company sold and assigned to Janssen, and Janssen purchased and assumed, the UCLB RPGR License Agreement relating to the research, development, manufacture and exploitation of the RPGR Product, and other related assets as described in the Asset Purchase Agreement. Simultaneously, the Company and Janssen also entered into a Supply Agreement pursuant to which the Company agreed to manufacture and supply the RPGR Product for Janssen. Under the Supply Agreement, MeiraGTx UK II, together with its affiliates, will manufacture commercial supply of the RPGR Product for Janssen for an initial term of four years, with Janssen having an option to extend the Supply Agreement for a fifth year upon written notification. Janssen may terminate the Supply Agreement for convenience upon 90 days’ written notice with payment of a termination fee. Under the Asset Purchase Agreement, Janssen paid the Company a non-refundable upfront fee of $65.0 million in December 2023 and the Company is eligible to receive fees from commercial supply of the RPGR Product and in addition, milestones of up to $350.0 million,  as follows: (i) a milestone payment of $50.0 million in connection with the achievement of the initiation of the extension study for the Phase 3 LUMEOS clinical trial for the RPGR Product, which milestone was achieved during the first quarter of 2024; (ii) $10.0 million upon completion of certain specified development services for the drug substance for the RPGR Product; (iii) $5.0 million upon completion of certain specified development services for the drug product for the RPGR Product; (iv) $175.0 million upon the first commercial sale of an RPGR Product in the United States; (v) $75.0 million upon the first commercial sale of an RPGR Product in at least one of the United Kingdom, France, Germany, Spain and Italy; (vi) $25.0 million upon completion of the transfer of certain manufacturing technology for drug substance and drug product from the Company to Janssen; and (vii) $10.0 million upon regulatory approval of a Janssen-selected manufacturing facility in each of the United States and European Union for commercial manufacture of the RPGR Product. Janssen is also responsible for any royalty or milestone amounts that become payable on the RPGR Product under the UCLB RPGR License Agreement.

Revenue Recognition under the Janssen Agreements

Collaboration Agreement

The Company evaluated the potential performance obligations in the Collaboration Agreement pursuant to ASC 606, which included the exclusive license to Clinical IRD Product Candidates, the research, development and manufacturing services (“the services”), and the participation in various joint committees and determined that none of the performance obligations by themselves were distinct. Goods and services that are not distinct are bundled with other goods or services in the contract until a bundle of goods or services that is distinct is created. The services, when combined with the licenses, represent a bundle and should be accounted for as a single performance obligation due to the relevance of the services to the value of the early-stage license and the potential for the intellectual property to be significantly modified during the services period. The Company also evaluated whether or not the right to purchase exclusive option rights for specified Research IRD Product Candidates represents future performance obligations and concluded that these represent a separate buyer decision at market rates, rather than a material right performance obligation. As such, these options were excluded from the initial allocation of transaction price and the Company would have accounted for these options as separate contracts when and if Janssen had elected to exercise the options.

Under ASC 606, the Company recognized collaboration revenue using the cost-to-cost input method, which it believes best depicts the transfer of control to the customer. Under the cost-to-cost input method, the extent of progress towards completion is measured based on the ratio of actual costs incurred to the total estimated costs expected upon satisfying the combined performance obligation by the potential product candidate. Under this method, revenue is being recorded as a percentage of the estimated transaction price based on the extent of progress towards completion. Under ASC 606, the estimated transaction price includes variable consideration subject to constraints. The Company does not include variable consideration to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will occur when any uncertainty associated with the variable consideration is resolved. The estimate of the Company’s measure of progress and estimate of variable consideration included in the transaction price was updated at each reporting date as a change in estimate. The amount related to the unsatisfied portion was recognized as that portion was satisfied over time.

Under ASC 606 the Company accounts for (i) the licenses it conveyed with respect to the Clinical IRD Product Candidates and (ii) its obligations to perform services as a single performance obligation under the Collaboration Agreement with Janssen on a product candidate basis. Janssen’s right to purchase exclusive options to obtain certain development, manufacturing and commercialization rights were accounted for separately as they did not represent material rights, based on the criteria of ASC 606. Upon the exercise of any purchased option by Janssen, the contract promises associated with an Option Target would have used a separate cost-to-cost model for purposes of revenue recognition under ASC 606.

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

During the first quarter of 2024, the Company received a $50.0 million milestone payment in connection with the achievement of the initiation of the extension study for the Phase 3 LUMEOS clinical trial for the RPGR Product. The milestone payment was allocated to the four performance obligations on the same basis noted above increasing the value of each performance obligation as follows: PPQ services in the amount of $1.6 million, material rights representing the commercial supply of RPGR Product and an in-substance contract renewal option in the amount of $3.8 million, manufacturing technology transfer in the amount of $15.6 million, and the sale of nonfinancial assets representing the sale and transfer of all the Company’s right, title, and interest in the intellectual property related to the RPGR Product and the assignment of the UCLB RPGR License Agreement to Janssen in the amount of $29.0 million.

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

During the three-month period ended March 31, 2024, the Company recognized a gain of $29.0 million related to the sale of nonfinancial assets which is included in other income in the condensed consolidated statements of operations and comprehensive loss.

As of March 31, 2024, the aggregate transaction price allocated to unsatisfied performance obligations was $57.1 million which the Company expects to recognize over an estimated period of approximately 3.8 years.

A summary of the deferred revenue recognition is as follows (in thousands):

Deferred revenue at December 31, 2023	$36,943
Milestone payment allocated to performance obligations	20,982
Deferred revenue recognized as service revenue during the three-month period ended March 31, 2024	(697)
Effects of exchange rate changes	(125)
Deferred revenue at March 31, 2024	$57,103

During the three-month period ended March 31, 2024, the Company recognized $0.7 million of deferred revenue – related party as service revenue in connection with PPQ services under the Asset Purchase Agreement and related agreements. During the three-month period ended March 31, 2023, the Company recognized $3.3 million of deferred revenue – related party in connection with the Collaboration Agreement as license revenue.

The Company also recognized $0.4 million during the three-month period ended March 31, 2024 related to transition services the Company provided to Janssen and $22.6 million during the three-month period ended March 31, 2023, related to the reimbursement of research and development expenses under the Collaboration Agreement, which were recorded as an offset to research and development expenses.

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

Debt Financing

On August 2, 2022 the Company, as borrower, and Meira UK II and Meira Ireland, as guarantors (the “Subsidiary Guarantors”), entered into a senior secured financing arrangement (the “Financing Agreement”) by and among the Company, the Subsidiary Guarantors, the lenders and other parties from time to time party thereto and Perceptive Credit Holdings III, LP, as administrative agent and lender (“Perceptive”). On December 19, 2022, the Financing Agreement was converted to a notes purchase agreement and guaranty (the “Notes Purchase Agreement”) between the same parties and under substantially the same terms and conditions as the Financing Agreement, subject to certain customary note constitution terms. Perceptive Advisors, LLC, an affiliate of Perceptive, is a greater than 10% holder of the ordinary shares of the Company. Additionally, Ellen Hukkelhoven, Ph.D., a director of the Company, is an employee of Perceptive Advisors, LLC. Refer to the discussion in Note 10 for further information related to the accounting for the debt financing.

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

Total rent expense under these leases was $1.4 million and $1.4 million for the three-month periods ended March 31, 2024 and 2023, respectively.

There were no leases recognized during the three-month periods ended March 31, 2024 and 2023.

The components of lease cost for the three-month periods ended March 31, 2024 and 2023 are as follows (in thousands):

	Three-Month Periods Ended March 31,
	2024	2023
Finance lease cost
Amortization of right-of-use assets	$281	$281
Interest on lease liabilities	—	—
Total finance lease cost	281	281
Operating lease cost	1,437	1,361
Short-term lease cost	41	39
Total lease cost	$1,759	$1,681

Amounts reported in the condensed consolidated balance sheets for leases where the Company is the lessee as of March 31, 2024 and December 31, 2023 were as follows (in thousands):

	March 31		December 31,
	2024		2023
Operating leases
Right-of-use asset	$14,835		$15,910
Capitalized lease obligations	$15,984		$17,145
Finance leases
Right-of-use asset	$23,687		$24,432
Capitalized lease obligations	$—		$—
Weighted-average remaining lease term
Operating leases	4.1	years	4.3	years
Finance leases	174.6	years	174.8	years
Weighted-average discount rate
Operating leases	8.8%		8.8%
Finance leases	8.0%		8.0%

Other information related to leases for the three-month periods ended March 31, 2024 and 2023 are as follows (in thousands):

	Three-Month Periods Ended March 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	$—	$—
Operating cash flows from operating leases	$1,419	$1,384
Financing cash flows from finance leases	$—	$—

Right-of-use assets obtained in exchange for lease liabilities
Operating leases	$—	$—
Finance leases	$—	$—

Future minimum lease payments under non-cancellable leases as of March 31, 2024 are as follows (in thousands):

Operating Leases
2024	$4,117
2025	5,495
2026	5,585
2027	1,608
2028	1,319
Thereafter	691
Total undiscounted lease payments	$18,815
Less: Imputed interest	(2,831)
Total lease liabilities	$15,984

10.      Debt Financing

On August 2, 2022 the Company, and the Subsidiary Guarantors, entered into the Financing Agreement with Perceptive. On December 19, 2022, the Financing Agreement was converted to a Notes Purchase Agreement between the same parties and under substantially the same terms and conditions as the Financing Agreement, subject to certain customary note constitution terms. The Company and the Subsidiary Guarantors entered into a Consent and Amendment with Perceptive on August 10, 2023 (the “First Consent and Amendment), and the Company and the

Subsidiary Guarantors entered into a second Consent and Amendment with Perceptive on December 20, 2023 (the “Second Consent and Amendment”).

The Notes Purchase Agreement provides for an initial $75.0 million notes issuance (the “Tranche 1 Notes”).  Pursuant to the First Consent and Amendment, the Company may request in its sole discretion, and Perceptive has agreed to subscribe to purchase upon such request, an additional $25.0 million notes issuance (the “Tranche 2 Notes”) at any time before August 2, 2024 subject to the terms of the Notes Purchase Agreement. Previously, the Company’s request for issuance of the Tranche 2 Notes was to be determined at Perceptive’s sole discretion. The Notes Purchase Agreement matures on August 2, 2026 and is interest-only during the term. The Company has the option to redeem outstanding principal notes at any time along with an applicable early redemption fee. Under each of the First Consent and Amendment and the Second Consent and Amendment, the Notes Purchase Agreement was amended to increase the applicable early redemption fee. Outstanding amounts under the Notes Purchase Agreement bear interest at a fluctuating rate per annum equal to 10.00% plus the secured overnight financing rate administered by the Federal Reserve Bank of New York for a one-month tenor, subject to a 1.00% floor. The annual interest rate was 15.36% at March 31, 2024. As of March 31, 2024, the outstanding balance of the Tranche 1 Notes was $75.0 million plus accrued interest of $2.9 million. During the three-month periods ended March 31, 2024 and 2023, the Company recorded interest expense of $2.9 million and $2.7 million, respectively.

The Company’s obligations under the Notes Purchase Agreement are secured by the Company’s London, UK and Shannon, Ireland manufacturing facilities, $3.0 million of the Company’s cash and the bank accounts of the Subsidiary Guarantors, and the issued and outstanding equity interests of the Subsidiary Guarantors.

The Notes Purchase Agreement imposes certain covenants and restrictions on the Company and the Subsidiary Guarantors, including restrictions pertaining to: (i) the incurrence of additional indebtedness, (ii) limitations on liens, (iii) limitations on certain investments, (iv) making distributions, dividends and other payments, (v) mergers, consolidations and acquisitions, (vi) dispositions of assets, (vii) the Company’s maintenance of at least $3.0 million in a U.S. bank account, (viii) transactions with affiliates, (ix) changes to governing documents, (x) changes to certain agreements and leases and (xi) changes in control; however, certain of these restrictions contain exceptions which allow the Company to license, sell and monetize assets in its AAV-hAQP1 program in development to treat radiation-induced xerostomia, its AAV-GAD program in development to treat Parkinson’s disease and its gene regulation platform technologies. As of March 31, 2024, the Company is in compliance with all covenants.

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

The Company also capitalized certain lender and legal costs associated with the Notes Purchase Agreement totaling $2.1 million, which were recorded as a discount to the loan. The aggregate discount of $4.4 million is being amortized to interest expense over the term of the Notes Purchase Agreement. The Company amortized $0.3 million and $0.3 million of the discount to interest expense during the three-month periods ended March 31, 2024 and 2023, respectively. At March 31, 2024, the remaining unamortized discount was $2.6 million.

11. Commitments and Contingencies

There were no new material commitments or contingencies entered into during the three-month period ended March 31, 2024.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of financial condition and operating results together with our financial statements and related notes appearing in this Quarterly Report on Form 10-Q (“Form 10-Q”) and those included in our Annual Report on Form 10-K for the year ended December 31, 2023 (the “Form 10-K”). Some of the information contained in this discussion and analysis or set forth elsewhere in this Form 10-Q, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many important factors, including those set forth in the “Risk Factors” section of this Form 10-Q, our actual results could differ materially from the results described in, or implied by, the forward-looking statements contained in the following discussion and analysis. For convenience of presentation some of the numbers have been rounded in the text below. Unless the context requires otherwise, references in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to the “Company,” “we,” “us” and “our” refer to MeiraGTx Holdings plc and its subsidiaries.

Overview

We are a vertically integrated, clinical-stage gene therapy company with a broad pipeline of late-stage clinical programs supported by end-to-end manufacturing capabilities. We have an internally developed manufacturing platform process, internal plasmid production for good manufacturing practices, or GMP, two GMP viral vector production facilities as well as an in-house Quality Control hub for stability and release, all fit for IND through commercial supply. We have core capabilities in viral vector design and optimization and a potentially transformative riboswitch gene regulation platform technology that allows for the precise, dose-responsive control of gene expression by oral small molecules. We are focusing the riboswitch platform on delivery of metabolic peptides including GLP-1, GIP, glucagon and PYY using oral small molecules, as well as cell therapy for oncology and autoimmune diseases. Although initially focusing on the eye, central nervous system, and salivary gland, we have developed the technology to apply genetic medicine to more common diseases, increasing efficacy, addressing novel targets, and expanding access in some of the largest disease areas where the unmet need remains great. We are an exempted company incorporated under the laws of the Cayman Islands in 2018, and prior to that, we commenced operations as MeiraGTx Limited, a private limited company incorporated under the laws of England and Wales in 2015. Our discussion of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). Since our formation, we have devoted substantially all of our resources to developing our technology platform, establishing our viral vector manufacturing facilities and our GMP plasmid and DNA production facility and developing manufacturing processes, advancing the product candidates in our ophthalmology, salivary gland and neurodegenerative disease programs, building our intellectual property portfolio, organizing and staffing our Company, developing our business plan, raising capital, and providing general and administrative support for these operations. To date, we have financed our operations primarily with cash on hand, proceeds from the sales of our Series A ordinary shares, convertible preferred C shares and ordinary shares, debt financing and upfront and milestone payments in connection with the Collaboration, Option and License Agreement with Janssen Pharmaceuticals, Inc. (“Janssen”), one of the Janssen Pharmaceuticals Companies of Johnson & Johnson, dated as of January 30, 2019 (the “Collaboration Agreement”), which also provided us with research funding, and the Asset Purchase Agreement, dated as of December 20, 2023, we entered into with Janssen (the “Asset Purchase Agreement”) pursuant to which we sold and assigned to Janssen, and Janssen purchased and assumed, that certain License Agreement, dated February 5, 2019, by and between UCL Business Plc (now UCL Business Ltd.) (“UCLB”), on the one hand, and MeiraGTx UK II Limited and MeiraGTx Limited, on the other hand (the “UCLB RPGR License Agreement”), relating to the research, development, manufacture and exploitation of botaretigene sparoparvovec, or bota-vec (formerly referred to as AAV-RPGR), for the treatment of X-linked retinitis pigmentosa related to mutations in the retinitis pigmentosa GTPase regulator gene, or XLRP-RPGR (the “RPGR Product”), and other related assets as described in the Asset Purchase Agreement. Through March 31, 2024, we received gross proceeds of approximately $564.5 million from sales of our ordinary shares, Series A ordinary shares and convertible preferred C shares, gross proceeds of approximately $75.0 million from issuance of debt, $130.0 million from the Collaboration Agreement, and $115.0 million from the Asset Purchase Agreement. As of March 31, 2024, we had cash, cash equivalents and restricted cash of $120.3 million. In April 2024, we collected $19.7 million in receivables which were due in the first quarter of 2024, effectively increasing our cash, cash equivalents and restricted cash balance to $140.0 million.  The payments consisted of a $9.6 million refund in connection with a research and development tax credit and

$10.1 million from Janssen in connection with the Collaboration Agreement. In addition, we expect to receive $0.8 million from receivables from Janssen in connection with transition services we provided to Janssen.

We are a clinical stage company and have not generated any product revenues to date. We have ongoing clinical development programs and a broad pipeline of preclinical programs. Since inception, we have incurred significant operating losses. Our net losses for the three-month periods ended March 31, 2024 and 2023 were $20.4 million and $30.4 million, respectively. As of March 31, 2024, we had an accumulated deficit of $574.7 million. We do not expect to generate revenue from sales of products for several years, if at all. Under the Collaboration Agreement, we received an upfront payment in the amount of $100.0 million in March 2019 and a milestone payment in the amount of $30.0 million in December 2021. Additionally, pursuant to the Collaboration Agreement, we received research and development funding for certain research, manufacturing and clinical development costs. On December 20, 2023, we entered into an Asset Purchase Agreement with Janssen pursuant to which the Company sold and assigned to Janssen a License Agreement between the Company and UCLB relating to the research, development, manufacture and exploitation of the RPGR Product, and other related assets as described in the Asset Purchase Agreement. In connection with entering into the Asset Purchase Agreement, we entered into a Termination Agreement with Janssen terminating the Collaboration Agreement. The Company and Janssen also entered into a Supply Agreement on December 20, 2023 (the “Supply Agreement”) pursuant to which the Company agreed to manufacture and supply the RPGR Product for Janssen. In December 2023, we received a non-refundable upfront payment of $65.0 million in connection with the Asset Purchase Agreement, and in the first quarter of 2024 we received a milestone payment of $50.0 million in connection with the achievement of the initiation of the extension study for the Phase 3 LUMEOS clinical trial for the RPGR Product.

Our total operating expenses for the three-month periods ended March 31, 2024 and 2023 were $47.5 million and $35.1 million, respectively. We expect to continue incurring increasing costs associated with our clinical activities for AAV-hAQP1 for the treatment of radiation-induced xerostomia and xerostomia associated with Sjogren’s syndrome, as well as for AAV-GAD for the treatment of Parkinson’s disease. We also incurred expenses during the three-month period ended March 31, 2024 and expect to continue to incur expenses related to research activities in additional therapeutic areas to expand our pipeline, developing our potentially transformative gene regulation technology, hiring additional personnel as needed in manufacturing, research, clinical operations, quality and other functional areas, and associated cash and share-based compensation expense, as well as the further development of internal manufacturing capabilities and capacity and other associated costs including the management of our intellectual property portfolio.

We will require additional capital in the future, which we may raise through equity offerings (including our “at-the-market” equity offering program), debt financings, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements or other sources to enable us to complete the development and potential commercialization of our product candidates. Furthermore, we expect to continue incurring costs associated with being a public company. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative effect on our financial condition and our ability to pursue our business strategy. In addition, attempting to secure additional financing may divert the time and attention of our management from day-to-day activities and harm our product candidate development efforts. If we are unable to raise capital when needed or on acceptable terms, we would be forced to delay, reduce or eliminate certain of our research and development programs.

Based on our cash, cash equivalents, tax incentive receivable and accounts receivable – related party at March 31, 2024 and the near-term milestone payments we expect to receive under the Asset Purchase Agreement, we estimate that such funds will be sufficient to enable us to fund our operating expenses and capital expenditure requirements into the first quarter of 2026. This estimate does not include the $285.0 million in milestones we are eligible to receive under the Asset Purchase Agreement upon first commercial sale of an RPGR Product in the United States and in at least one of the United Kingdom, France, Germany, Spain and Italy, for completion of the transfer of certain manufacturing technology to Janssen and upon regulatory approval of a Janssen-selected manufacturing facility in each of the United States and European Union, or EU, for commercial manufacture of the RPGR Product. We have based these estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. See “Liquidity and Capital Resources.” Because of the numerous risks and uncertainties associated with the development of our product candidates, any future product candidates, our platform and technology and because the extent to which we may enter into collaborations with third parties for development of any of our product candidates is unknown, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidates.

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

Recent Development Highlights and Anticipated Milestones

Phase 1 AQUAx Study of AAV-hAQP1 for the Treatment of Grade 2/3 Radiation-Induced Xerostomia:

Grade 2/3 radiation-induced xerostomia (RIX) is a severely debilitating consequence of radiation treatment for head and neck cancer that affects approximately 30-40% of all patients treated with radiation for head and neck cancer. This is a completely unmet need with no treatment options, and a large addressable market with over 170,000 patients currently in the U.S., and an additional 15,000 new patients in the U.S. each year. Treatment with AAV-hAQP1 involves a small dose locally delivered to the salivary gland via a non-invasive procedure, that can be delivered in a dental office or oncology center where these patients are seen at least annually following radiation treatment. The small local dose of AAV-hAQP1 manufactured in-house at MeiraGTx allows for a low cost of goods, and the potential long-term durability and ease of delivery make this large addressable market a compelling commercial opportunity. In addition to the RIX patient population from treatment for head and neck cancer, new therapies such as PSMA-targeted radioligand therapy can also lead to xerostomia, providing additional potential patient populations that may benefit from our AAV-hAQP1 treatment.

An oral presentation of the Phase 1 AQUAx study, entitled “Results of a Phase 1, Open-label, Dose-escalation Study of Gene Therapy with AAV2-hAQP1 as Treatment for Grade 2 and 3 Radiation-induced Late Xerostomia and Parotid Gland Hypofunction – The AQUAx Study” was delivered at the Academy of Oral Medicine 2024 annual meeting (AAOM) that took place April 17-20, 2024.

Summary of Findings presented at AAOM:

●	No treatment-related serious adverse events or dose-limiting toxicities were reported, and all participants completed the study.
●	The 3 different patient reported outcome (PRO) instruments showed statistically significant improvements by Day 30 that were maintained through Month 12:
●	At Month 12, the average Total XQ Score improved by 17 points (39.5%) from baseline and 16 of 24 participants reported an improvement of ≥8 points
●	At Month 12, the MDASI-HN-DM score improved by 2.7 points (42.2%) from baseline
●	At Month 12, the average improvement in GRCQ Score was 3.8
●	Across the PROs, bilaterally-treated participants reported greater improvement than those treated unilaterally

●	At Month 12, the Unstimulated Whole Saliva Flow Rate increased from baseline by 112.8%

Phase 2 AQUAx2 Study:

●	We continue to enroll and dose participants at multiple sites in the U.S. and Canada in the Phase 2 AQUAx2 randomized, double-blind, placebo-controlled study.
●	We aligned with the FDA on requirements for the ongoing Phase 2 AQUAx2 clinical trial for Grade 2/3 radiation-induced xerostomia to be considered pivotal to support potential BLA filing.
●	Received Clinical Trial Authorization approval from the UK Medicines and Healthcare products Regulatory Agency (MHRA) for AQUAx2 study in the UK. Site activations are ongoing.

AAV-GAD for the Treatment of Parkinson’s Disease:

Parkinson’s is the second most common neurodegenerative disease after Alzheimer’s with approximately 90,000 patients diagnosed annually in the U.S. Most Parkinson’s patients respond to dopamine replacement therapy, however, after about 5 years, even higher doses of dopamine no longer manage the motor symptoms, leaving little effective treatment for this large population of patients. Our gene therapy treatment for Parkinson’s involves the delivery of a very small dose of AAV-GAD encoding the enzyme that converts the activating neurotransmitter glutamate to the calming neurotransmitter GABA, to the specific nucleus of the brain targeted that blocks signaling to the motor cortex. We have demonstrated that localized treatment with AAV-GAD leads to a change in circuitry to the motor cortex, resulting in alleviation of motor symptoms. This is a one-time treatment with a small dose of viral vector that has a low cost of goods addressing a significant need in a large patient population.

●	We completed dosing patients in the Phase 1 trial of AAV-GAD under a new IND with material manufactured in our GMP facility in London, United Kingdom using our proprietary production process.
●	The AAV-GAD trial is a three-arm randomized Phase 1 clinical bridging study with subjects randomized to sham control or one of two doses of AAV-GAD.
●	The objective of the AAV-GAD trial (NCT05603312) is to evaluate the safety and tolerability of AAV-GAD when delivered to the subthalamic nucleus (STN) of patients with Parkinson’s disease.
●	We intend to initiate Phase 3 study design discussions with global regulatory agencies in the second half of 2024.

Riboswitch Gene Regulation Technology Platform:

Our riboswitch technology allows for repeatable, long-term delivery of any messenger RNA (mRNA) from the DNA template encoding any peptide or protein on activation by bespoke orally delivered small molecules.

●	For obesity and metabolic disease, we have successfully delivered multiple combinations of gut peptides in vivo including GLP-1, GIP, PYY, Glucagon, and Oxyntomodulin as well as novel myokine and adipokine peptides that drive muscle metabolism and fat storage, via the riboswitch platform. The technology allows daily dosing with a small molecule to drive production of peptides within the body in physiologically relevant combinations and timing. This provides a platform for addressing not just weight loss via reduced appetite, but also muscle strength, fat metabolism, and cardiovascular health and neurodegenerative disorders in metabolic disease, with daily oral small molecules.
●	In CAR-T for both oncology and autoimmune disease, precise control of levels and timing of the CAR has demonstrated a significant impact on CAR-T efficacy, with a 3-4 fold improvement in in vivo potency of T-cells with regulated CAR compared to the currently approved CAR-T with unregulated constitutively active CAR. In addition, our regulated CAR-T display a normal naïve T-cell profile, lacking exhaustion markers and retaining proliferation and killing ability in contrast to CAR-T with unregulated constitutive CAR expression.
●	We intend to present data from our riboswitch gene regulation technology platform at an R&D Day in the second half of 2024.

Bota-vec for the Treatment of XLRP:

●	In March, we received a $50 million milestone after initiation of the extension study for the Phase 3 LUMEOS clinical trial for bota-vec for the treatment of XLRP.
●	We anticipate receiving an additional $15 million in near-term milestone payments later in 2024.

●	We will receive up to a further $285 million upon first commercial sales of bota-vec in the U.S. and EU and for manufacturing technology transfer.
●	We also entered into a commercial supply agreement with Janssen for bota-vec manufacturing, which we anticipate will generate additional revenue during the product launch.

AAV-AIPL1 Specials License in the UK:

●	Meaningful responses have been observed in 8 out of 8 LCA4 children treated to date with AAV-AIPL1. All children were treated between 1 and 3 years old, all were blind on treatment, and all gained visual acuity 4 or more weeks following treatment.
●	Given the positive results under the Specials License, we have engaged with regulatory agencies in the UK to enable us to make this intervention more widely available to the LCA4 patient population globally.
●	Our AAV-AIPL1 for the treatment of inherited retinal dystrophy due to defects in the AIPL1 gene has been granted orphan drug designation by the FDA and orphan designation by the European Commission and we anticipate receiving a Rare Pediatric Disease Designation (RPDD).

End-to-End Manufacturing Infrastructure:

We have comprehensive end-to end-manufacturing capabilities with a commercial ready platform process and GMP-licensed manufacturing and QC facilities in both the UK and Ireland, comprising the following:

●	Two flexible and scalable viral vector manufacturing facilities both fit for commercial production of viral vectors, one approximately 30,000 sq. ft. in London, UK, with the second approximately 150,000 sq. ft. in Shannon, Ireland.
●	In-house plasmid production facility (Shannon) under the same quality systems as the GMP approved production and QC facilities. Plasmid produced in-house is therefore GMP grade as a starting material for GMP vector production.
●	In-house QC facility (Shannon) for full stability and release of manufactured viral vectors, which received both a Commercial and Clinical license from the Irish Health Products Regulatory Authority in 2023.
●	MSAT facility (London) for the development of our proprietary platform process for viral vector production, as well as development and validation of the QC assays required for viral vector release and stability. Over the past 8 years, our MSAT team have built immense data lakes of information supporting our platform process developed using multiple different capsids and vector genomes with both yield and full ratio at the top of the range published in the industry.
●	As part of the Janssen transaction in the fourth quarter of 2023, we entered into a commercial supply agreement with Janssen for the manufacture of bota-vec.
●	Our infrastructure, manufacturing and assay development capabilities and proprietary production process continues to attract the attention of potential strategic and manufacturing partners.

Components of Our Results of Operations

Service revenue – related party

Our service revenue consisted of the process performance qualification (“PPQ”) services performed in connection with the Asset Purchase Agreement and related agreements.

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

A change in the outcome of any of these variables with respect to the development of a product candidate could mean a significant change in the costs and timing associated with the development of that product candidate. For example, if the U.S. Food and Drug Administration (the “FDA”) or another U.S. or foreign regulatory authority were to require us to conduct clinical trials beyond those that we anticipate will be required for the completion of clinical development of a product candidate, or if we experience significant delays in our clinical trials due to patient enrollment or other reasons, we would be required to expend significant additional financial resources and time on the completion of clinical development.

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

Interest income

Interest income is comprised on interest earned on our interest-bearing bank accounts.

Interest expense

Interest expense consists of interest expense and amortization of the debt discount in connection with the debt financing described in Note 10 to our consolidated financial statements.

Gain on sale of nonfinancial assets

The gain on sale of nonfinancial assets represents the value allocated to the nonfinancial assets sold and assigned to Janssen including the UCLB RPGR License Agreement relating to the research, development, manufacture and exploitation of the RPGR Product, and other related assets pursuant to the Asset Purchase Agreement, net of carrying value.

Other comprehensive loss

Other comprehensive loss includes the following:

Foreign currency translation loss

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

The Company’s critical accounting policies, significant judgements and estimates are included in the Company’s Form 10-K for the year ended December 31, 2023 and Note 2 to our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q.

Results of Operations

Comparison of Three Months Ended March 31, 2024 and 2023

	2024	2023	Change

	(in thousands)
Revenues:
Service revenue - related party	$697	$—	$697
License revenue - related party	—	3,334	(3,334)
Total revenue	697	3,334	(2,637)
Operating expenses:
General and administrative	13,147	12,772	375
Research and development	34,322	22,322	12,000
Total operating expenses	47,469	35,094	12,375
Loss from operations	(46,772)	(31,760)	(15,012)
Other non-operating income (expense)
Foreign currency (loss) gain	(535)	3,857	(4,392)
Interest income	1,097	545	552
Interest expense	(3,250)	(3,060)	(190)
Gain on sale of nonfinancial assets	29,018	—	29,018
Fair value adjustments	—	54	(54)
Net loss	$(20,442)	$(30,364)	$9,922

Service revenue – related party

Service revenue was $0.7 million for the three months ended March 31, 2024, due to progress of PPQ services under the Asset Purchase Agreement and related agreements.

License revenue – related party

There was no license revenue for the three months ended March 31, 2024, compared to $3.3 million for the three months ended March 31, 2023. The decrease is due to the termination of the Collaboration Agreement concurrent with the execution of the Asset Purchase Agreement.

General and administrative expenses

General and administrative expenses were $13.1 million for the three months ended March 31, 2024, compared to $12.8 million for the three months ended March 31, 2023. The increase of $0.4 million was primarily due to an increase of $0.7 million in share-based compensation, $0.4 million in payroll and payroll-related costs and $0.2 in other office related costs. These increases were partially offset by a decrease of $0.6 million in legal and accounting fees and $0.3 million of insurance costs.

Research and development expenses

Research and development expenses for the three months ended March 31, 2024 and 2023 were as follows (in thousands):

	For the Three Months Ended March 31,
	2024	2023	Change
Clinical Programs
Botaretigene sparoparvovec	$3,957	$14,448	$(10,491)
AAV-hAQP1	1,663	2,230	(567)
AAV-CNGB3 / AAV-CNGA3	(1,179)	650	(1,829)
AAV-GAD	2,170	1,287	883
AAV-RPE65	293	—	293
Manufacturing	18,360	15,309	3,051
Preclinical Programs
Gene regulation	2,499	2,113	386
Neurodegenerative diseases	391	901	(510)
Preclinical ocular diseases	327	1,174	(847)
Other research and development expenses	6,493	6,806	(313)
Gross research and development expenses	34,974	44,918	(9,944)
Janssen reimbursement	(652)	(22,596)	21,944
Total research and development expenses	$34,322	$22,322	$12,000

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

Research and development expenses for the three months ended March 31, 2024 were $34.3 million, compared to $22.3 million for the three months ended March 31, 2023. The increase of $12.0 million was primarily due to an increase of $3.0 million of manufacturing costs primarily due to a decrease in the number of batches of clinical trial material produced during the three months ended March 31, 2024 compared to the three months ended March 31, 2023 which were charged to the clinical programs and a decrease of $21.9 million in Janssen reimbursements as the reimbursement for the three months ended March 31, 2023 was in connection with research funding provided under the Collaboration Agreement which was terminated on December 20, 2023, whereas the reimbursement for the three months ended March 31, 2024 was in connection with transition services we provided to Janssen. These increases were partially offset by decreases of $11.7 million in clinical trial expenses primarily related to bota-vec as a result of a decrease in the number of batches of clinical trial material produced in the three months ended March 31, 2024 compared to the three months ended March 31, 2023 and in addition, as a result of the Asset Purchase Agreement, Janssen is now primarily funding the expenses related to this program. Additionally, expenses related to our preclinical programs decreased by $1.0 million primarily related to preclinical ocular diseases and other research and development costs decreased by $0.2 million.

Foreign currency (loss) gain

Foreign currency loss was $0.5 million for the three months ended March 31, 2024 compared to a gain of $3.9 million for the three months ended March 31, 2023. The change of $4.4 million was primarily due to the restructuring and payment of certain intercompany receivables and payables. Foreign currency gains and losses subsequent to the restructuring are recorded as a part of accumulated other comprehensive income.

Interest income

Interest income was $1.1 million for the three months ended March 31, 2024 compared to $0.5 million for the three months ended March 31, 2023. The increase of $0.6 million was due to higher interest rates and cash balances during 2024.

Interest expense

Interest expense was $3.3 million for the three months ended March 31, 2024 compared to $3.1 million for the three months ended March 31, 2023. The increase of $0.2 million was primarily due to a higher interest rate in connection with the debt financing described in Note 10 to our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q.

Gain on sale of nonfinancial assets

The gain on sale of nonfinancial assets was $29.0 million for the three months ended March 31, 2024 compared to $0 for the three months ended March 31, 2023. This increase was a result of the recognition of the $50.0 million milestone allocated to the nonfinancial assets sold and assigned to Janssen including the UCLB RPGR License Agreement relating to the research, development, manufacture and exploitation of the RPGR Product, and other related assets described in the Asset Purchase Agreement.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses. For the three months ended March 31, 2024, we used $36.7 million in cash flows from operations. We did not generate positive cash flows from operations during the period and there are no assurances that we will generate positive cash flows in the future. Additionally, there are no assurances that we will be successful in obtaining an adequate level of financing for the development and commercialization of our product candidates. We expect to incur significant expenses and operating losses for the foreseeable future as we advance the preclinical and clinical development of our product candidates. We expect that our research and development and general and administrative costs will increase in connection with conducting preclinical studies and clinical trials for our product candidates, building out internal capacity to have products manufactured to support preclinical studies and clinical trials as well as to manufacture commercial products, expanding our intellectual property portfolio, and providing general and administrative support for our operations. As a result of these incurred and expected expenses we will need additional capital to fund our operations, which we may obtain from additional equity or debt financings, collaborations, licensing arrangements, or other sources.

We do not currently have any approved products and have never generated any revenue from product sales. We have historically financed our operations primarily through cash on hand and proceeds from the sale of our ordinary shares, series A ordinary shares and convertible preferred C shares and the issuance of debt. In March 2019 and December 2021, we received a $100.0 million upfront payment and a $30.0 million milestone payment, respectively, in connection with the Collaboration Agreement, which also provided us with research funding. On December 20, 2023, we entered into an Asset Purchase Agreement with Janssen pursuant to which the Company sold and assigned to Janssen the UCLB RPGR License Agreement relating to the research, development, manufacture and exploitation of the RPGR Product, and other related assets as described in the Asset Purchase Agreement. In connection with entering into the Asset Purchase Agreement, we entered into a Termination Agreement with Janssen terminating the Collaboration Agreement. The Company and Janssen also entered into a Supply Agreement on December 20, 2023 pursuant to which we agreed to manufacture and supply the RPGR Product for Janssen. In December 2023, we received a non-refundable upfront payment of $65.0 million in connection with the Asset Purchase Agreement, and in the first quarter of 2024 we received a milestone payment of $50.0 million in connection with the achievement of the initiation of the extension study for the Phase 3 LUMEOS clinical trial for the RPGR Product.

Based on our current cash, cash equivalents, tax incentive receivable and accounts receivable – related party at March 31, 2024 and the near-term milestone payments we expect to receive under the Asset Purchase Agreement, we estimate that we will be able to fund our operating expenses and capital expenditure requirements into the first quarter of 2026. This estimate does not include the $285.0 million in milestones we are eligible to receive under the Asset Purchase Agreement upon first commercial sale of an RPGR Product in the United States and in at least one of the United Kingdom, France, Germany, Spain and Italy, for completion of the transfer of certain manufacturing technology to Janssen and upon regulatory approval of a Janssen-selected manufacturing facility in each of the United States and European Union for commercial manufacture of the RPGR Product. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect.

Cash Flows

As of March 31, 2024, we had $120.3 million of cash, cash equivalents and restricted cash.

The following table summarizes our sources and uses of cash, cash equivalents and restricted cash for the period presented:

	For the Three Months Ended March 31,
	2024	2023

	(in thousands)
Net cash used in operating activities	$(36,741)	$(37,392)
Net cash provided by (used in) investing activities	27,340	(8,605)
Net cash used in financing activities	(1,270)	(1,231)
Net decrease in cash, cash equivalents and restricted cash	$(10,671)	$(47,228)

Operating Activities

During the three months ended March 31, 2024, our cash used in operating activities of $36.7 million was primarily due to a net loss of $20.4 million as we incurred expenses associated with research activities on our clinical programs, manufacturing of our clinical trial materials, preclinical research programs and general and administrative expenses. The net loss included non-cash income of $18.0 million, which consisted primarily of $29.0 million of a gain on sale of nonfinancial assets, $7.0 million of share-based compensation, $3.3 million of depreciation and amortization, $0.5 million of a foreign currency loss and $0.3 million of amortization of debt discount.  Additionally, operating assets, consisting of accounts receivable – related party, prepaid expenses, other assets and other current assets, decreased by $0.2 million and operating liabilities, consisting of accounts payable, accrued expenses, other current liabilities and deferred revenue – related party, increased by $1.5 million.

During the three months ended March 31, 2023, our cash used in operating activities of $37.4 million was primarily due to a net loss of $30.4 million as we incurred expenses associated with research activities on our clinical programs, manufacturing of our clinical trial materials, preclinical research programs and general and administrative expenses. The net loss included non-cash charges of $5.9 million, which consisted primarily of $6.4 million of share-based compensation, $3.9 million of a foreign currency gain, $3.1 million of depreciation and amortization and $0.3 million of amortization of debt discount. Additionally, operating assets, consisting of accounts receivable – related party, prepaid expenses, and other current assets, increased by $12.8 million and operating liabilities, consisting of accounts payable and accrued expenses, decreased by $0.2 million.

Investing Activities

Net cash provided by investing activities for the three months ended March 31, 2024 of $27.3 million consisted of $29.0 million from proceeds from the sale of nonfinancial assets offset by $1.7 million of purchases of property and equipment for our manufacturing, laboratory and process development facilities.

Net cash used in investing activities for the three months ended March 31, 2023 of $8.6 million consisted of purchases of property and equipment for our manufacturing, laboratory and process development facilities and buildout costs of our new facilities.

Financing Activities

Net cash used in financing activities was $1.3 million for the three months ended March 31, 2024, which consisted of the payment of $2.2 million to cover tax withholding obligations upon the vesting of restricted share unit awards offset by $1.0 million of proceeds from an “at-the-market” offering of our ordinary shares, net of one-time costs relating to the preparation and filing of the shelf registration statement, accounting and legal fees, and negotiation of the sales agreement.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The following section updates “Item 7A. Quantitative and Qualitative Disclosures of Market Risk” in the Annual Report on Form 10-K for the fiscal year ended December 31, 2023 and should be read in conjunction with that report as well as our condensed consolidated financial statements included in “Part 1, Item 1. Financial Statements” of this Quarterly Report on Form 10-Q.

Foreign Currency Exchange Risk

We currently operate in the United States, the United Kingdom and the European Union. Our activities in these jurisdictions expose us to currency exchange rate fluctuations, primarily between the U.S. Dollar and the British pound sterling and euro. When the U.S. Dollar strengthens against these currencies, the U.S. Dollar value of non-U.S. Dollar based losses increases. To the extent that our international activities recorded in local currencies increase in the future, our exposure to fluctuations in currency exchange rates will correspondingly increase. As of March 31, 2024, we did not hold any foreign currency forward contracts. With respect to our foreign currency exposures as of March 31, 2024, we estimate a 10% unfavorable movement in foreign currency exchange rates would have the effect of creating an additional foreign currency loss of approximately $10.0 million within other non-operating income (expense) for the three months ended March 31, 2024.

Interest Rate Risk

We are exposed to market risk as a result of changes in interest rates applicable to borrowings under our Notes Purchase Agreement. Borrowings under the Notes Purchase Agreement bear interest at a fluctuating rate per annum equal to 10.00% plus the secured overnight financing rate (“SOFR”) administered by the Federal Reserve Bank of New York for a one-month tenor, subject to a 1.00% floor. See Note 10 to our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q. We may use interest rate cap derivatives, interest rate swaps or other interest rate hedging instruments to economically hedge and manage interest rate risk with respect to our variable floating rate debt. As of March 31, 2024, the annual interest rate was 15.36% and the outstanding balance of the term loan was $75.0 million. Assuming no change in the outstanding borrowings under the Notes Purchase Agreement, we estimate that a hypothetical 1% increase in the SOFR would increase our annual interest expense by approximately $0.8 million as of March 31, 2024.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are a clinical stage company with limited operating history. We were formed and began operations in 2015. We have never been profitable and do not expect to be profitable in the foreseeable future. We have incurred net losses since inception, including net losses of approximately $20.4 million and $30.4 million for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, we had an accumulated deficit of approximately $574.7 million. Since our inception, we have devoted substantially all of our resources to developing our technology platform, establishing our viral vector manufacturing facilities and plasmid and DNA production facility, developing manufacturing processes, advancing the product candidates in our ophthalmology, salivary gland and neurodegenerative disease programs, research and development activities, building our intellectual property portfolio, organizing and staffing our company, developing our business plans, raising capital, securing debt financing and providing general and administrative support for these operations. We have not yet demonstrated an ability to successfully complete large-scale, pivotal clinical trials, obtain marketing approval, manufacture product at a commercial scale, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Given the length of time typically needed to develop a new drug from the time it enters Phase 1 clinical trials to when it is approved for treating patients, if ever, predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing genetic medicine products.

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

Before we generate any revenue from product sales, each of our programs and product candidates will require additional preclinical and/or clinical development, potential regulatory approval in multiple jurisdictions, manufacturing, building of a commercial organization, substantial investment and significant marketing efforts. Our expenses could increase beyond expectations if we are required by the FDA, UK Medicines and Healthcare products Regulatory Agency

(the “MHRA”), European Medicines Agency (the “EMA”), or other regulatory authorities to perform preclinical studies and clinical trials in addition to those that we currently anticipate. These risks are further described under “—Risks Related to Discovery, Development, Clinical Testing, Manufacturing and Regulatory Approval” and “—Risks Related to Commercialization.” As a result, we expect to continue to incur net losses for the foreseeable future. These net losses have had, and will continue to have, an adverse effect on our shareholders’ equity and working capital.

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

Our operations have consumed significant amounts of cash since inception. As of March 31, 2024, our cash and cash equivalents were $119.2 million. In April 2024, we collected $19.7 million in receivables which were due in the first quarter of 2024, effectively increasing our cash balance to $138.9 million. The payments consisted of a $9.6 million refund in connection with a research and development tax credit and $10.1 million from Janssen in connection with the Collaboration Agreement. In addition, we expect to receive $0.8 million from receivables from Janssen in connection with transition services we provided to Janssen which we expect to collect in the second quarter of 2024. Based on our cash, cash equivalents, tax incentive receivable and accounts receivable – related party at March 31, 2024 and the near-term milestone payments we expect to receive under the Asset Purchase Agreement, we estimate that such funds will be sufficient to enable us to fund our operating expenses and capital expenditure requirements into the first quarter of 2026. This estimate does not include the $285.0 million in milestones we are eligible to receive under the Asset Purchase Agreement upon first commercial sale of an RPGR Product in the United States and in at least one of the United Kingdom, France, Germany, Spain and Italy, for completion of the transfer of certain manufacturing technology to Janssen and upon regulatory approval of a Janssen-selected manufacturing facility in each of the United States and European Union for commercial manufacture of the RPGR Product. This estimate is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances could cause us to spend more than expected or consume capital significantly faster than we currently anticipate, such as inflation or other factors that may significantly increase our business costs. Because the length of time and activities associated with successful development of our product candidates is uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:

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

On August 2, 2022, we, as borrower, and our wholly-owned subsidiaries MeiraGTx UK II Limited and MeiraGTx Ireland DAC, as guarantors (the “Subsidiary Guarantors”), entered into a senior secured financing arrangement (the “Financing Agreement”) by and among us, the Subsidiary Guarantors, the lenders and other parties from time to time party thereto and Perceptive Credit Holdings III, LP, as administrative agent and lender (“Perceptive”). On December 19, 2022, the Financing Agreement was converted to a notes purchase agreement and guaranty (as converted, the “Notes Purchase Agreement”) between the same parties and under substantially the same terms and conditions as the Financing Agreement, subject to certain customary note constitution terms. We and the Subsidiary Guarantors entered into a Consent and Amendment with Perceptive on August 10, 2023 (the “First Consent and Amendment), and we and the Subsidiary Guarantors entered into a second Consent and Amendment with Perceptive on December 20, 2023 (the “Second Consent and Amendment”). The Notes Purchase Agreement provides for an initial $75.0 million notes issuance (the “Tranche 1 Notes”). Pursuant to the First Consent and Amendment, we may request in our sole discretion, and Perceptive has agreed to subscribe to purchase upon such request, an additional $25.0 million notes issuance (the “Tranche 2 Notes”, together with the Tranche 1 Notes, the “Notes”) at any time before August 2, 2024, subject to the terms of the Notes Purchase Agreement. Previously, the Company’s request for issuance of the Tranche 2 Notes was to be determined at Perceptive’s sole discretion. Under each of the First Consent and Amendment and the Second Consent and Amendment, the Notes Purchase Agreement was also amended to increase the applicable early redemption fee. The Notes incur interest, subject to certain provisions therein, at a fluctuating rate per annum equal to 10.00% plus the secured overnight financing rate administered by the Federal Reserve Bank of New York for a one-month tenor, subject to a 1.00% floor. The Notes Purchase Agreement matures on August 2, 2026 and is interest-only during the term. The Notes Purchase Agreement also contains various restrictions and covenants, including, among other things, covenants regarding the incurrence of additional indebtedness, limitations on liens, limitations on certain investments, limitations on making distributions, dividends and other payments, mergers, consolidations and acquisitions, dispositions of assets, maintenance of at least $3.0 million in a U.S. bank account, transactions with affiliates, changes to governing documents, changes to certain agreements and leases and changes in control. Our obligations under the Notes Purchase Agreement are secured by our London, UK and Shannon, Ireland manufacturing facilities, $3.0 million of our cash and the bank accounts of the Subsidiary Guarantors, and the issued and outstanding equity interests of the Subsidiary Guarantors.

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

In October 2023, we announced that we had been approached by multiple parties with strategic interest in certain of our assets, and that we were actively pursuing these options. In October 2023, we entered into an Investment Agreement with Sanofi Foreign Participations B.V., a wholly-owned subsidiary of Sanofi, and solely for the limited purposes set forth therein, Sanofi (the “Investment Agreement”), pursuant to which, among other things and subject to the terms and conditions specified therein, we issued an aggregate of 4,000,000 ordinary shares, at a purchase price of $7.50 per share (the “Sanofi Private Placement”) for gross proceeds of $30.0 million. Sanofi also received a right of first negotiation (ROFN) for the use of our riboswitch gene regulation technology for certain Central Nervous System (CNS) and Immunology and Inflammation (I&I) targets, including IL-4 and IL-13, as well as for GLP-1 and other gut peptides for obesity, and for our Phase 2 xerostomia program. In December 2023, we announced the transaction with Janssen, as described above. We have, and may continue to, opportunistically identify and evaluate strategic opportunities regarding our assets. There can be no assurance that we will be successful in our efforts to pursue or advance such options, or identify similar opportunities, or that any potential transaction would be consummated or, if consummated, will provide the anticipated benefits to us or otherwise enhance shareholder value. Any such potential transaction would be dependent upon a number of factors beyond our control, including, without limitation, market conditions, industry trends, the interest of third parties in our assets and whether the terms of any strategic transaction would be acceptable to us. The process of reviewing potential strategic alternatives is time consuming and may be distracting and disruptive to our business operations and long-term planning, which may cause concern to our current or potential customers, employees, investors, strategic partners and other constituencies and may have a material impact on our business and operating results or result in increased volatility in our share price.

We are heavily dependent on the success of our product candidates, which are still in development, and if none of them receive regulatory approval or are successfully commercialized, our business may be harmed.

Our future success and ability to generate product revenue is substantially dependent on our ability to successfully develop, manufacture, obtain regulatory approval for and successfully commercialize our product candidates. We currently have no products that are approved for commercial sale and may never be able to develop marketable products. We have invested and expect to continue to invest a meaningful portion of our efforts and expenditures over the next few years in the development of AAV-hAQP1, AAV-GAD, AAV-CNGB3, AAV-CNGA3, AAV-RPE65 and our riboswitch gene regulation technology platform, which will require additional clinical development, management of clinical and manufacturing activities, regulatory approval in multiple jurisdictions, manufacturing sufficient supply, building of a commercial organization, substantial investment and significant marketing efforts before we can generate any revenues from any commercial sales. We cannot be certain that our product candidates will be successful in clinical trials, receive regulatory approval or be successfully commercialized even if we receive regulatory approval. Even if we receive approval to market our product candidates from the FDA, MHRA or other regulatory bodies, we cannot be certain that our product candidates will be successfully commercialized by us or any of our collaborators, widely accepted in the marketplace or more effective than other commercially available alternatives. Additionally, the research, testing, manufacturing, labeling, approval, sale, marketing and distribution of gene therapy products are and will remain subject to extensive and evolving regulation by the FDA, MHRA and other regulatory authorities. We are not permitted to market our product candidates in the United States until they receive approval of a biologics license application, or BLA, from the FDA, we cannot market them in the UK or EU until we receive approval for an MA, from the MHRA or European Commission, respectively, and we cannot market them in other countries until we receive any other required regulatory approval in those countries.

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

The regulatory requirements that will govern any novel gene therapy product candidates we develop are not entirely clear and may change. Within the broader genetic medicine field, very few therapeutic products have received a marketing authorization, or MA, from the FDA, MHRA and European Commission. Even with respect to more established products that fit into the categories of gene therapies or cell therapies, the regulatory landscape is still developing. Regulatory requirements governing gene therapy products and cell therapy products have changed frequently and will likely continue to change in the future. Moreover, there is substantial, and sometimes uncoordinated, overlap in those responsible for regulation of existing gene therapy products and cell therapy products, which could impact the timing and cost of any regulatory approval. For example, in the United States, the FDA has established the Office of Therapeutic Products within its Center for Biologics Evaluation and Research, or CBER, to consolidate the review of gene therapy and related products, and the Cellular, Tissue and Gene Therapies Advisory Committee to advise CBER on its review. Gene therapy clinical trials may also be subject to review and oversight by an institutional biosafety committee and/or an institutional review board, or IRB, which are local institutional committees or boards, as applicable, that review, approve and oversee basic and clinical research conducted at the institution participating in the clinical trial.

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

The extent to which any future outbreaks or any variants of COVID-19 or another pandemic may impact our business, preclinical studies, clinical trials and laboratory and manufacturing activities will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the duration of any pandemic, the timing, distribution and effectiveness of vaccines, vaccination rates, travel restrictions and physical distancing requirements in the countries where we do business, business closures or business disruptions, and the effectiveness of actions taken in the countries where we do business to contain and treat any such disease, respond to the reduction in global economic activity and resume normal economic and operating conditions. If we or any of the third parties with whom we engage experience prolonged shutdowns or other business disruptions, our ability to conduct our business in the manner and on the timelines presently planned could be materially and negatively impacted. Furthermore, the magnitude of the economic impact of any pandemic including sustained inflation, supply chain disruptions, and major central bank policy actions may result in significant disruption of global financial markets, which could materially affect our performance, financial condition, results of operations, and cash flows, as well as our ability to raise additional capital. Additionally, major central bank policy actions may have a negative impact on our payment obligations under the Notes Purchase Agreement.

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

Since its enactment, there have been judicial, Congressional and executive branch challenges to certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted, including aggregate reductions of Medicare payments to providers, which was temporarily suspended from May 1, 2020 through March 31, 2022, and reduced payments to several types of Medicare providers.  Moreover, there has recently been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. More recently, in August 2022, the IRA was signed into law. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare beginning in 2026, with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Secretary of the U.S. Department of Health and Human Services, or HHS, to implement many of these provisions through guidance, as opposed to regulation, for the initial years. In August 2023, HHS announced the list of the first ten drugs that will be subject to price negotiations, although the Medicare drug price negotiation program is currently subject to legal challenges. While the impact of the IRA on the pharmaceutical industry cannot yet be fully determined, it is likely to be significant. For that and other reasons, it is currently unclear how the IRA will be effectuated. These new laws or any other similar laws introduced in the future may result in additional reductions in Medicare and other health care funding, which could negatively affect our customers and accordingly, our financial operations.

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

On December 13, 2021, Regulation No 2021/2282 on Health Technology Assessment, or HTA, amending Directive 2011/24/EU, was adopted in the EU. While the Regulation entered into force in January 2022, it will only begin to apply from January 2025 onwards, with preparatory and implementation-related steps to take place in the interim. Once applicable, it will have a phased implementation depending on the concerned products. The Regulation intends to boost cooperation among EU member states in assessing health technologies, including new medicinal products, and provide the basis for cooperation at the EU level for joint clinical assessments in these areas. It will permit EU member states to use common HTA tools, methodologies, and procedures across the EU, working together in four main areas, including joint clinical assessment of the innovative health technologies with the highest potential impact for patients, joint scientific consultations whereby developers can seek advice from HTA authorities, identification of emerging health technologies to identify promising technologies early, and continuing voluntary cooperation in other areas. Individual EU member states will continue to be responsible for assessing non-clinical (e.g., economic, social, ethical) aspects of health technology, and making decisions on pricing and reimbursement.

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

In addition, certain state laws govern the privacy and security of health information in certain circumstances, some of which are more stringent than HIPAA and many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. Failure to comply with these laws, where applicable, can result in the imposition of significant civil and/or criminal penalties and private litigation. Further, we may also be subject to other state laws governing the privacy, processing and protection of personal information. For example, the California Consumer Privacy Act, or CCPA, requires covered businesses that process the personal information of California residents to, among other things: provide certain disclosures to California residents regarding the business’s collection, use, and disclosure of their personal information; receive and respond to requests from California residents to access, delete, and correct their personal information, or to opt out of certain disclosures of their personal information; and enter into specific contractual provisions with service providers that process California resident personal information on the business’s behalf. Similar laws have been passed in other states, and are continuing to be proposed at the state and the federal level, reflecting a trend toward more stringent privacy legislation in the United States. HIPAA, the CCPA and other domestic privacy and data protection laws and regulations may increase our compliance costs and potential liability.

Our operations abroad may also be subject to increased scrutiny or attention from data protection authorities. For example, the General Data Protection Regulation, or GDPR, imposes stringent requirements for processing the personal data of individuals within the European Economic Area, or EEA, or in the context of our activities within the EEA. Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and, among other things, potential fines for noncompliance of up to €20 million or up to 4% of the total worldwide annual turnover of the relevant undertaking in the preceding financial year, whichever is higher, and other administrative penalties.

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

We produce our product candidates in our GMP viral vector manufacturing facility in London, UK, completed in early 2018 and our second, large scale GMP viral vector manufacturing facility and our first GMP plasmid and DNA production facility came online in 2022 in Shannon, Ireland. However, if our current facilities are damaged, suffer any form of delay or regulatory challenges, we experience slowdowns or problems with our facilities or we are unable to scale our internal manufacturing capabilities to meet demand for our product candidates, we will need to contract with third-party manufacturers to produce our product candidates. We have also agreed to manufacture commercial supply of the RPGR Product for Janssen, if and when approved, under the Supply Agreement.  If we fail to meet our obligations under the Supply Agreement, we may not be able to find a third-party manufacturer suitable to us or Janssen to perform such manufacturing obligations, which could negatively impact our receipt of revenues under the Supply Agreement. While we now have our own plasmid manufacturing capabilities in our Shannon, Ireland facilities, we also rely on third-party manufacturers from time to time for the manufacture of plasmid used in the production of some product candidates. We do not have a long-term supply agreement with any of the third-party manufacturers, and we purchase our required supply on a purchase order basis.

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

As of March 31, 2024, we had 402 employees. If we seek to expand our organization, we may have difficulty identifying, hiring and integrating new personnel. Future growth would impose significant additional responsibilities on our management, including the need to identify, recruit, maintain, motivate and integrate additional employees, consultants and contractors. Also, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities or strategic opportunities related to our assets, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If our management is unable to effectively manage our expected growth, our expenses may increase more than expected, our potential ability to generate revenue could be reduced and we may not be able to implement our business strategy. Many of the biotechnology companies that we compete against for qualified personnel and consultants have greater financial and other resources, different risk profiles and a longer history in the industry than we do. If we are unable to continue to attract and retain high-quality personnel and consultants, the rate and success at which we can discover and develop product candidates and operate our business will be limited.

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

We may raise additional capital pursuant to our shelf registration statement, including through our “at-the-market” offering program, or through additional public or private placements, any of which could substantially dilute the investment of our stockholders.

Sales of a substantial number of our ordinary shares in the public market could dilute your ownership interest. Pursuant to an “at-the-market” sales agreement we entered into with BofA Securities, Inc., or BofA, in December 2023, we may sell from time to time, ordinary shares having an aggregate offering price of up to $100.0 million through BofA, acting as our agent. During the three-month period ended March 31, 2024, the Company raised gross proceeds of $1.6 million through the sale of 256,328 ordinary shares pursuant to an “at-the-market” equity offering program.  Whether we choose to affect future sales under the “at-the-market” equity offering program will depend on a number of factors, including, among others, market conditions and the trading price of our ordinary shares relative to other sources of capital. The issuance from time to time of ordinary shares through our “at-the-market” equity offering program or in any other equity offering, or the perception that such sales may occur, could have the effect of depressing the market price of our ordinary shares.

Our executive officers, directors and principal shareholders, if they choose to act together, have the ability to significantly influence all matters submitted to shareholders for approval.

As of March 31, 2024, our executive officers, directors and shareholders who owned more than 5% of our outstanding ordinary shares and their respective affiliates, in the aggregate, hold ordinary shares representing approximately 59.9% of our outstanding ordinary shares. In addition, in connection with entering into the Financing Agreement, we issued to an affiliate of Perceptive Advisors, LLC, our largest shareholder that employs a director serving on our board, warrants to purchase an aggregate of 700,000 of our ordinary shares.

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

The NOLs and carryforward tax losses are subject to review and possible adjustment by the applicable tax authorities. Additionally, NOLs and UK carryforward tax losses, and research and development tax credits, may become subject to limitations in the event of certain cumulative changes in the ownership interest of significant shareholders, as determined under Sections 382 of the United States Internal Revenue Code, as well as the Corporation Tax Act 2010 Part 14 under the UK tax rules. This could limit the amount of NOLs or carryforward tax losses that we can utilize annually to offset future taxable income or tax liabilities. We have conducted a review of changes in the ownership interest of significant shareholders and determined that as of December 31, 2022, there were no limitations in the UK. However, for U.S. federal tax purposes, we have determined that ownership changes occurred in August 2016 and June 2018. We are still in the process of determining the annual limitation on NOLs as a result of such ownership changes. Subsequent ownership changes and changes to the U.S. federal or state or UK tax rules in respect of the utilization of NOLs and carryforward tax losses may further affect the limitation in future years.

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

There is an increasing focus from the SEC, foreign regulators, stock exchanges, certain investors and other stakeholders concerning corporate responsibility, specifically related to environmental, social and governance factors. The SEC has adopted rules regarding new climate-related disclosure, which have been stayed by the SEC pending the outcome of pending litigation challenging the new rules, and the SEC approved in 2021 new Nasdaq listing and disclosure requirements relating to board diversity that are applicable to us. Some investors may use these and other environmental, social and governance factors to guide their investment strategies and, in some cases, may choose not to invest in us if they believe our policies and disclosures relating to corporate responsibility are inadequate. Third-party providers of corporate responsibility ratings and reports on companies have varied and in some cases inconsistent standards. In addition, the criteria by which companies’ corporate responsibility practices are assessed are evolving, which could result in greater expectations of us and cause us to undertake costly initiatives to satisfy such new criteria. Alternatively, if we elect not to or are unable to satisfy such new criteria or do not meet the criteria of a specific third-party provider, some investors may conclude that our policies with respect to corporate responsibility are insufficient. We may face reputational damage in the event that our corporate responsibility procedures or standards do not meet the standards set by various constituencies. Furthermore, if our competitors’ corporate responsibility performance is perceived to be greater than ours, potential or current investors may elect to invest with our competitors instead. In addition, in the event that we communicate or disclose certain initiatives and goals regarding environmental, social and governance matters, we could fail, or be perceived to fail, in our achievement of such initiatives or goals, or we could be criticized for the scope of such initiatives or goals or be subject to litigation for such failures. If we fail to satisfy the expectations of investors and other stakeholders or our initiatives are not executed as planned, our reputation and financial results could be adversely affected.

Because we do not anticipate paying any cash dividends on our ordinary shares in the foreseeable future, capital appreciation, if any, would be your sole source of gain.

Under Cayman Islands law, we may only make distributions by way of dividend out of profits, or out of our share premium account (provided that immediately following the date that the dividend is proposed to be paid we are able to pay our debts as they fall due in the ordinary course of business). We have never declared or paid any cash dividends on our ordinary shares. We currently anticipate that we will retain future earnings for the development, operation and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future. In addition, the Notes Purchase Agreement prohibits us from paying dividends during its term and the terms of existing and future financing agreements may also preclude us from paying dividends.  As a result, capital appreciation, if any, of our ordinary shares would be your sole source of gain on an investment in our ordinary shares for the foreseeable future. See the “Dividend Policy” section of our Form 10-K for the year ended December 31, 2023 previously filed with the SEC for additional information.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On March 21, 2024, Alexandria Forbes, Ph.D., our President and Chief Executive Officer, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 190,000 shares of the Company’s ordinary shares until June 5, 2025.

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

MeiraGTx Holdings plc (Registrant)

Date: May 9, 2024	By:	/s/ Alexandria Forbes
Alexandria Forbes
Chief Executive Officer
(principal executive officer and authorized signatory)

Date: May 9, 2024	By:	/s/ Richard Giroux
Richard Giroux
Chief Financial Officer and Chief Operating Officer
(principal financial officer and principal accounting officer)