Form 10-Q
period 2024-06-30
MeiraGTx Holdings plc
filed 2024-08-12
CIK 1735438

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of July 25, 2024, the registrant had 64,898,918 ordinary shares, $0.00003881 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except share and per share amounts)

	June 30,	December 31,
	2024	2023
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$99,974	$129,566
Accounts receivable - related party	1,628	10,138
Prepaid expenses	4,955	5,625
Tax incentive receivable	3,557	13,277
Other current assets	660	1,016
Total Current Assets	110,774	159,622

Property, plant and equipment, net	108,844	115,896
Intangible assets, net	969	1,118
Restricted cash	1,051	1,083
Other assets	1,139	1,917
Equity method and other investments	6,766	6,766
Right-of-use assets - operating leases, net	13,823	15,910
Right-of-use assets - finance leases, net	23,285	24,432
TOTAL ASSETS	$266,651	$326,744

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$21,398	$16,042
Accrued expenses	16,928	42,639
Lease obligations, current	4,212	4,193
Deferred revenue - related party, current	3,498	2,926
Other current liabilities	970	1,278
Total Current Liabilities	47,006	67,078
Deferred revenue - related party	53,763	34,017
Lease obligations	10,688	12,952
Asset retirement obligations	2,490	2,401
Note payable, net	72,665	72,119
TOTAL LIABILITIES	186,612	188,567
COMMITMENTS AND CONTINGENCIES (Note 11)

SHAREHOLDERS' EQUITY:
Ordinary Shares, $0.00003881 par value, 1,288,327,750 authorized, 64,684,187 and 63,601,015 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	3	2
Capital in excess of par value	706,943	693,841
Accumulated other comprehensive loss	(3,614)	(1,435)
Accumulated deficit	(623,293)	(554,231)
Total Shareholders' Equity	80,039	138,177
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$266,651	$326,744

See Notes to Condensed Consolidated Financial Statements

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

(in thousands, except share and per share amounts)

	For the Three-Month Periods Ended June 30,		For the Six-Month Periods Ended June 30,
	2024	2023	2024	2023

Revenues:
Service revenue - related party	$282	$—	$979	$—
License revenue - related party	—	3,540	—	6,874
Total revenue	282	3,540	979	6,874
Operating expenses:
General and administrative	11,257	12,388	24,404	25,160
Research and development	34,934	19,937	69,256	42,259
Total operating expenses	46,191	32,325	93,660	67,419
Loss from operations	(45,909)	(28,785)	(92,681)	(60,545)
Other non-operating income (expense):
Foreign currency (loss) gain	(284)	1,905	(819)	5,762
Interest income	827	655	1,924	1,200
Interest expense	(3,254)	(3,355)	(6,504)	(6,415)
Gain on sale of nonfinancial assets	—	—	29,018	—
Fair value adjustment	—	(1)	—	53
Net loss	(48,620)	(29,581)	(69,062)	(59,945)
Other comprehensive loss:
Foreign currency translation loss	(488)	(2,541)	(2,179)	(4,894)
Comprehensive loss	$(49,108)	$(32,122)	$(71,241)	$(64,839)

Net loss	$(48,620)	$(29,581)	$(69,062)	$(59,945)
Basic and diluted net loss per ordinary share	$(0.76)	$(0.53)	$(1.08)	$(1.15)
Weighted-average number of ordinary shares outstanding	64,376,396	55,349,534	64,221,145	52,012,382

See Notes to Condensed Consolidated Financial Statements

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

FOR THE PERIOD ENDED JUNE 30, 2024

(unaudited)

(in thousands, except share amounts)

				Accumulated Other		Total
	Ordinary		Capital in Excess	Comprehensive	Accumulated	Shareholders'
	Shares	Amount	of Par Value	Loss	Deficit	Equity

Balance at December 31, 2023	63,601,015	$2	$693,841	$(1,435)	$(554,231)	$138,177
Share-based compensation activity	441,348	—	4,739	—	—	4,739
Issuance of ordinary shares in at-the-market offering	256,328	—	1,586	—	—	1,586
Issuance costs in connection with ordinary shares	—	—	(635)	—	—	(635)
Other comprehensive loss	—	—	—	(1,691)	—	(1,691)
Net loss for the three-month period ended March 31, 2024	—	—	—	—	(20,442)	(20,442)
Balance at March 31, 2024	64,298,691	2	699,531	(3,126)	(574,673)	121,734
Share-based compensation activity	50,000	—	5,810	—	—	5,810
Issuance of ordinary shares in at-the-market offering	335,496	1	1,611	—	—	1,612
Issuance costs in connection with ordinary shares	—	—	(9)	—	—	(9)
Other comprehensive loss	—	—	—	(488)	—	(488)
Net loss for the three-month period ended June 30, 2024	—	—	—	—	(48,620)	(48,620)
Balance at June 30, 2024	64,684,187	$3	$706,943	$(3,614)	$(623,293)	$80,039

See Notes to Condensed Consolidated Financial Statements

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

FOR THE PERIOD ENDED JUNE 30, 2023

(unaudited)

(in thousands, except share amounts)

				Accumulated Other		Total
	Ordinary		Capital in Excess	Comprehensive	Accumulated	Shareholders'
	Shares	Amount	of Par Value	Income (Loss)	Deficit	Equity

Balance at December 31, 2022	48,477,209	$2	$581,893	$6,047	$(470,204)	$117,738
Share-based compensation activity	209,054	—	5,201	—	—	5,201
Other comprehensive loss	—	—	—	(2,353)	—	(2,353)
Net loss for the three-month period ended March 31, 2023	—	—	—	—	(30,364)	(30,364)
Balance at March 31, 2023	48,686,263	2	587,094	3,694	(500,568)	90,222
Share-based compensation activity	35,000	—	7,271	—	—	7,271
Issuance of shares in connection with private placement	10,773,913	—	61,950	—	—	61,950
Issuance costs in connection with ordinary shares	—	—	(4,003)	—	—	(4,003)
Issuance of shares in connection with asset acquisition	40,138	—	209	—	—	209
Other comprehensive loss	—	—	—	(2,541)	—	(2,541)
Net loss for the three-month period ended June 30, 2023	—	—	—	—	(29,581)	(29,581)
Balance at June 30, 2023	59,535,314	$2	$652,521	$1,153	$(530,149)	$123,527

See Notes to Condensed Consolidated Financial Statements

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	For the Six-Month Periods Ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(69,062)	$(59,945)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	12,770	13,703
Foreign currency loss (gain)	819	(5,762)
Depreciation and amortization	6,497	6,339
Net change in right-of-use assets and liabilities	(100)	(104)
Loss on disposal of equipment, furniture and fixtures	434	—
Amortization of interest on asset retirement obligations	97	89
Amortization of debt discount	546	538
Fair value adjustment	—	(53)
Gain on sale of nonfinancial assets	(29,018)	—
(Increase) decrease in operating assets:
Accounts receivable - related party	7,764	(10,552)
Prepaid expenses	654	198
Tax incentive receivable	9,586	—
Other current assets	905	196
Other assets, net	632	(15)
Increase (decrease) in operating liabilities:
Accounts payable	5,670	13,072
Accrued expenses	(24,928)	(17,234)
Deferred revenue - related party	20,537	(6,874)
Net cash used in operating activities	(56,197)	(66,404)

Cash flows from investing activities:
Purchase of property, plant and equipment	(3,007)	(13,580)
Proceeds from sale of nonfinancial assets	29,018	—
Net cash provided by (used in) investing activities	26,011	(13,580)

Cash flows from financing activities:
Payments of withholdings on shares withheld for income taxes	(2,221)	(1,231)
Proceeds from the issuance of ordinary shares	3,198	61,950
Issuance costs in connection with ordinary shares	(644)	(4,003)
Net cash provided by financing activities	333	56,716

Net decrease in cash, cash equivalents and restricted cash	(29,853)	(23,268)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	229	525
Cash, cash equivalents and restricted cash at beginning of the period	130,649	115,516
Cash, cash equivalents and restricted cash at end of the period	$101,025	$92,773

Supplemental disclosure of non-cash transactions:
Fixed asset acquisition included in accounts payable and accrued expenses	$1,181	$2,385
Issuance of shares in connection with asset acquisition	$—	$209
Supplemental disclosure of cash flow information:
Cash paid for interest	$5,891	$6,989

See Notes to Condensed Consolidated Financial Statements

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.       Organization and Basis of Presentation

The Company

MeiraGTx Holdings plc and subsidiaries (the “Company” or “Meira Holdings”), an exempted company incorporated under the laws of the Cayman Islands, is a vertically integrated, clinical-stage genetic medicines company with a broad pipeline of late-stage clinical programs supported by end-to-end manufacturing capabilities. The Company has an internally developed manufacturing platform process, internal plasmid production for good manufacturing practices (“GMP”), two GMP viral vector production facilities as well as an in-house Quality Control hub for stability and release, all fit for IND through commercial supply. The Company has core capabilities in viral vector design and optimization and a potentially transformative riboswitch gene regulation platform technology that allows for the precise, dose-responsive control of gene expression by oral small molecules. The Company is focusing the riboswitch platform on delivery of metabolic peptides including GLP-1, GIP, glucagon and PYY using oral small molecules, as well as cell therapy for oncology and autoimmune diseases. Although initially focusing on the eye, central nervous system, and salivary gland, the Company has developed the technology to apply genetic medicine to more common diseases, increasing efficacy, addressing novel targets, and expanding access in some of the largest disease areas where the unmet need remains great. The Company also owns and operates a GMP, multi-product, multi-viral vector manufacturing facility in London, United Kingdom (“UK”), which includes fill and finish capabilities and can supply the Company’s clinical and potential commercial material. Additionally, the Company’s second, large scale viral vector manufacturing facility and its first plasmid and DNA production facility in Shannon, Ireland, both of which are designed to meet GMP requirements, came online in 2022.

Asset Purchase and Related Agreements with Johnson & Johnson Innovative Medicine

On January 30, 2019, the Company entered into a Collaboration, Option and License Agreement with Johnson & Johnson Innovative Medicine (formally known as Janssen Pharmaceuticals, Inc.) (the “Collaboration Agreement”), for the research, development and commercialization of gene therapies for the treatment of inherited retinal diseases (“IRD”). Under the terms of the Collaboration Agreement, the Company received an upfront payment of $100.0 million in March 2019 and a $30.0 million milestone payment in December 2021. The Company also received funding for certain research, manufacturing, clinical development and commercialization costs, and had the potential to obtain additional milestone payments upon the achievement of such milestones and royalties on future net sales of products. On December 20, 2023, the Company entered into an Asset Purchase Agreement (“Asset Purchase Agreement”) with Johnson & Johnson Innovative Medicine pursuant to which the Company sold and assigned to Johnson & Johnson Innovative Medicine, and Johnson & Johnson Innovative Medicine purchased and assumed, that certain License Agreement, dated February 5, 2019, by and between UCL Business Plc (now UCL Business Ltd.) (“UCLB”), on the one hand, and MeiraGTx UK II Limited and MeiraGTx Limited, on the other hand (the “UCLB RPGR License Agreement”), relating to the research, development, manufacture and exploitation of botaretigene sparoparvovec, or bota-vec (formerly referred to as AAV-RPGR), for the treatment of X-linked retinitis pigmentosa related to mutations in the retinitis pigmentosa GTPase regulator gene, or XLRP-RPGR (the “RPGR Product”), and other related assets as described in the Asset Purchase Agreement. In connection with entering into the Asset Purchase Agreement, the Company entered into a Termination Agreement with Johnson & Johnson Innovative Medicine terminating the Collaboration Agreement. The Company and Johnson & Johnson Innovative Medicine also entered into a Supply Agreement on December 20, 2023 (the “Supply Agreement”) pursuant to which the Company agreed to manufacture and supply the RPGR Product for Johnson & Johnson Innovative Medicine.

Under the Asset Purchase Agreement, Johnson & Johnson Innovative Medicine paid the Company a non-refundable upfront cash payment of $65.0 million in December 2023. Additionally, pursuant to and subject to the terms and conditions set forth in the Asset Purchase Agreement, Johnson & Johnson Innovative Medicine agreed to pay the Company future contingent consideration of up to an aggregate of $350.0 million, as follows: (i) a milestone payment of $50.0 million in connection with the achievement of the initiation of the extension study for the Phase 3 LUMEOS clinical trial for the RPGR Product, which milestone was achieved during the first quarter of 2024; (ii) $10.0 million upon completion of certain specified development services for the drug substance for the RPGR Product; (iii) $5.0 million upon completion of certain specified development services for the drug product for the RPGR Product; (iv) $175.0 million upon the first commercial sale of an RPGR Product in the United States; (v) $75.0 million upon the first commercial sale of an RPGR Product in at least one of the United Kingdom, France, Germany, Spain and Italy; (vi) $25.0 million upon completion of the transfer of certain manufacturing technology for drug substance and drug product from the Company to Johnson & Johnson Innovative Medicine; and (vii) $10.0 million upon regulatory approval of a Johnson & Johnson Innovative Medicine -selected manufacturing facility in each of the United States and European Union for commercial manufacture of the RPGR Product. Johnson & Johnson Innovative Medicine is also responsible for any royalty or milestone amounts that become payable on the RPGR Product under the UCLB RPGR License Agreement.

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

Interim Financial Statements

The accompanying condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, the condensed consolidated financial statements include all adjustments (consisting of normal recurring adjustments) necessary in order to make the condensed consolidated financial statements not misleading. Operating results for the six-month period ended June 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2023 included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the “Form 10-K”).

Liquidity

The Company has not yet achieved profitable operations. There is no assurance that profitable operations, if ever achieved, could be sustained on a continuing basis. In addition, development activities, clinical and preclinical testing, and commercialization of the Company’s product candidates will require significant additional financing. The Company’s accumulated deficit at June 30, 2024 totaled $623.3 million, and management expects to incur substantial losses in future periods. The success of the Company is subject to certain risks and uncertainties, including, among others: uncertainty of product development; competition in the Company’s field of use; uncertainty of capital availability; uncertainty in the Company’s ability to enter into agreements with collaborative partners; expanding and protecting the Company’s intellectual property portfolio; dependence on third parties; and dependence on key personnel. For the six months ended June 30, 2024, the Company used $56.2 million in cash flows from operations and there are no assurances that the Company will generate positive cash flows in the future. Additionally, there are no assurances that the Company will be successful in obtaining an adequate level of financing for the development and commercialization of its product candidates.

As of June 30, 2024, the Company had cash, cash equivalents and restricted cash in the amount of $101.0 million, which consisted of depository accounts and money market accounts held at large international banks. The Company estimates that its cash, cash equivalents on-hand, tax incentive receivable and accounts receivable – related party at June 30, 2024, will be sufficient to cover its expenses for at least the next twelve months from the date of issuance of these condensed consolidated financial statements.

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

	June 30,	December 31,
	2024	2023
Cash and cash equivalents	$99,974	$129,566
Restricted cash	1,051	1,083
Total cash, cash equivalents and restricted cash in the condensed consolidated statement of cash flows	$101,025	$130,649

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

The table below represents the values of the Company's financial assets and liabilities that are required to be measured at fair value on a recurring basis (in thousands):

	Fair Value Measurement Using:
		Significant	Significant Other	Significant
	June 30,	Observable Inputs	Observable Inputs	Unobservable
Description	2024	(Level 1)	(Level 2)	(Level 3)
Cash equivalents	$52,358	$52,358	$—	$—
Restricted cash	$1,051	$1,051	$—	$—

	Fair Value Measurement Using:
		Significant	Significant Other	Significant
	December 31,	Observable Inputs	Observable Inputs	Unobservable
Description	2023	(Level 1)	(Level 2)	(Level 3)
Cash equivalents	$46,868	$46,868	$—	$—
Restricted cash	$1,083	$1,083	$—	$—

At June 30, 2024, the Company's financial instruments included cash and cash equivalents, restricted cash, accounts receivable – related party, and accounts payable. The carrying amounts reported in the Company's consolidated financial statements for these instruments approximates their respective fair values because of the short-term nature of these instruments. In addition, at June 30, 2024, the Company believed the carrying value of the Tranche 1 Notes (as defined in Note 10) approximates fair value as the interest rate is reflective of the rate the Company could obtain on debt with similar terms and conditions.

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

The change in asset retirement obligations is as follows (in thousands):

	For the Six-Month Periods Ended June 30,
	2024	2023
Balance at beginning of period	$2,401	$2,179
Amortization of interest	97	89
Effects of exchange rate changes	(8)	33
Balance at end of period	$2,490	$2,301

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

The Company recognizes grant income when there is reasonable assurance that the Company will comply with the conditions attached to the grant and that it will receive the grant. Grant income from the employment grant is recognized as a deduction from the amount of the related expense, and grant income from the capital grant is deducted from the carrying amount of the related asset and recognized in income over the asset’s useful life in the form of a reduced depreciation charge. The Company received its first drawdown under the grant in 2023, which was comprised of $0.6 million (€0.5 million) for the employment grant and $0.4 million (€0.4 million) for the capital grant. The Company did not recognize any grant income during the six-months ended June 30, 2024 and 2023.

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

Collaboration Arrangements

The Company evaluates its collaborative arrangements pursuant to ASC 808, Collaborative Arrangements (“ASC 808”) and ASC 606, Revenue from Contracts with Customers (“ASC 606”). The Company considers the nature and contractual terms of collaborative arrangements and assesses whether the arrangement involves a joint operating activity pursuant to which the Company is an active participant and is exposed to significant risks and rewards with respect to the arrangement. If the Company is an active participant and is exposed to significant risks and rewards with respect to the arrangement, the Company accounts for the arrangement as a collaboration under ASC 808. To date, the Company has entered into two separate collaboration agreements, both of which are with Johnson & Johnson Innovative Medicine, which were determined to be within the scope of ASC 808.

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

Research and Development Services: Under the Collaboration Agreement, the Company incurred research and development costs, with Johnson & Johnson Innovative Medicine responsible for up to 100% of the costs, depending on the type of research and development services being performed. The Company recorded costs associated with the development activities as research and development expenses in the condensed consolidated statements of operations and comprehensive loss consistent with ASC 730, Research and Development. The reimbursement of the research and development costs by Johnson & Johnson Innovative Medicine was representative of the joint risk sharing nature of the arrangement. The Company considered the guidance in ASC 808 and recognizes the payments received from Johnson & Johnson Innovative Medicine as a reduction to research and development expense when the related costs are incurred.

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

The following securities are considered to be ordinary share equivalents, but were not included in the computation of diluted net loss per ordinary share because to do so would have been anti-dilutive:

	June 30,	June 30,
	2024	2023
Share options	8,336,478	8,312,875
Restricted share units	4,357,250	2,596,250
Deferred share units	287,500	185,000
Warrants	700,000	700,000
Restricted ordinary shares subject to forfeiture	—	14,049
	13,681,228	11,808,174

Segment Information

Management has concluded it has a single reporting segment for purposes of reporting financial condition and results of operations.

The Company’s license revenue, research funding and deferred revenue from the Collaboration Agreement were generated in the United Kingdom.

The following table summarizes long-lived assets by geographical area (in thousands):

	June 30,	December 31,
	2024	2023
United States	$9,552	$11,071
United Kingdom	31,250	33,798
European Union	106,119	112,487
	$146,921	$157,356

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

3.       Equity Method and Other Investments

The Company’s investments consist of the following (in thousands):

		June 30, 2024
Investee	Investment Type	Ownership Percentage	Carrying Value	Cost Basis
Visiogene LLC	Equity Method Investment	25%	$5,150	$5,165
Other	Equity Investment	0.9%	1,616	1,500
Total equity method and other investments			$6,766	$6,665

4.       Accrued Expenses

Accrued expenses for the periods presented are comprised of the following (in thousands):

	June 30,	December 31,
	2024	2023
Clinical trial costs	$5,529	$8,713
Research and development	3,736	5,834
Manufacturing costs	2,122	2,634
Professional fees	1,947	6,499
Compensation and benefits	1,491	12,129
Consulting	1,015	2,104
Fixed assets	704	1,472
Rent and facilities costs	248	142
Interest on Tranche 1 Notes	—	2,936
Other	136	176
	$16,928	$42,639

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

Options

A summary of the Company’s share option activity related to employees, non-employee members of the board of directors and non-employee consultants as of December 31, 2023 and for the six-month period ended June 30, 2024 is as follows (in thousands, except share and per share amounts):

			Weighted-
		Weighted-	Average
		Average	Remaining
	Number of	Exercise	Contractual
	Options	Price	Term (years)
Outstanding at December 31, 2023	8,226,707	$12.96	6.35	years
Granted	365,100	$6.16
Exercised	—	$—
Forfeited	(254,429)	$16.24
Outstanding at June 30, 2024	8,337,378	$12.58	5.98	years
Options exercisable at June 30, 2024	6,468,590	$12.98	5.32	years
Options vested and expected to vest at June 30, 2024	8,336,478	$12.58	5.98	years
Aggregate intrinsic value of options outstanding as of June 30, 2024	$540
Aggregate intrinsic value of options exercisable as of June 30, 2024	$540

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

The Company recorded the following share-based compensation expense in connection with the options for the three-month and six-month periods ended June 30, 2024 and 2023 (in thousands):

	Three-Month Periods Ended June 30,
	2024	2023
Research and development	$1,579	$2,227
General and administrative	1,024	1,356
Total share-based compensation	$2,603	$3,583

	Six-Month Periods Ended June 30,
	2024	2023
Research and development	$3,214	$4,273
General and administrative	2,077	2,539
Total share-based compensation	$5,291	$6,812

The total fair value of options vested during the three-month periods ended June 30, 2024 and 2023 was $3.2 million and $3.5 million, respectively.

The total fair value of options vested during the six-month periods ended June 30, 2024 and 2023 was $7.5 million and $9.7 million, respectively.

The weighted-average grant date fair value of options granted during the six-month periods ended June 30, 2024 and 2023 was $3.91 per share and $5.71 per share, respectively.

The grant date fair values of the share options granted were estimated using the Black-Scholes option valuation model with the following ranges of assumptions:

	2024	2023
Risk-free interest rate	4.04 - 4.17%	3.91 - 4.11%
Expected volatility	67%	72%
Expected dividend yield	0%	0%
Expected term (in years)	3.6 - 6.1	6.1

As of June 30, 2024, the total compensation expense relating to unvested options granted that had not yet been recognized was $13.3 million, which is expected to be realized over a period of 3.7 years. The Company will issue shares upon exercise of options from ordinary shares reserved under the Plans.

Restricted Share Units

A summary of the Company’s RSU activity related to employees, non-employee members of the board of directors and non-employee consultants as of December 31, 2023 and for the six-month period ended June 30, 2024 is as follows:

		Weighted-
	Number of	Average
	Restricted	Grant Date
	Share Units	Fair Value
Outstanding at December 31, 2023	2,661,250	$15.24
Granted	2,638,500	$5.97
Vested	(942,500)	$18.45
Outstanding at June 30, 2024	4,357,250	$8.93

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

The Company recorded the following share-based compensation expense in connection with the RSUs for the three-month and six-month periods ended June 30, 2024 and 2023 (in thousands):

	Three-Month Periods Ended June 30,
	2024	2023
Research and development	$1,253	$1,066
General and administrative	1,954	2,622
Total share-based compensation	$3,207	$3,688

	Six-Month Periods Ended June 30,
	2024	2023
Research and development	$2,493	$2,046
General and administrative	4,986	4,845
Total share-based compensation	$7,479	$6,891

As of June 30, 2024, the total compensation expense relating to unvested RSUs granted that had not yet been recognized was $29.9 million, which is expected to be realized over a period of 3.8 years.

To satisfy employee minimum statutory tax withholding requirements for restricted share units that vest, the Company withholds a portion of the vesting ordinary shares. During the six months ended June 30, 2024 and 2023, the Company withheld 348,652 and 179,696 ordinary shares with a total value of approximately $2.2 million and $1.2 million, respectively. These amounts are presented as a cash outflow from financing activities in the accompanying condensed consolidated statement of cash flows.

During the three-month and six-month periods ended June 30, 2024 and 2023, the Company recognized total share-based compensation expense in the accompanying condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three-Month Periods Ended June 30,
	2024	2023
Research and development	$2,832	$3,293
General and administrative	2,978	3,978
Total share-based compensation	$5,810	$7,271

	Six-Month Periods Ended June 30,
	2024	2023
Research and development	$5,707	$6,319
General and administrative	7,063	7,384
Total share-based compensation	$12,770	$13,703

The Company did not modify any awards during the three-month period ended June 30, 2024. During the three-month period ended June 30, 2023, the Company modified certain awards for two participants and recognized $0.2 million related to the modifications, $0.03 million of which was recognized in research and development expense and $0.2 million was recognized in general and administrative expense. The terms of such modifications included, on an award-by-award basis, acceleration of the vesting period and/or extensions of the post-employment period to exercise.

The Company did not modify any awards during the six-month period ended June 30, 2024. During the six-month period ended June 30, 2023, the Company modified certain awards for four participants and recognized $0.3 million related to the modifications, $0.1 million of which was recognized in research and development expense and $0.2 million was recognized in general and administrative expense. The terms of such modifications included, on an award-by-award basis, acceleration of the vesting period and/or extensions of the post-employment period to exercise.

The Company does not expect to realize any tax benefits from its share option activity or the recognition of share-based compensation expense because the Company currently has net operating losses and has a full valuation allowance against its deferred tax assets. Accordingly, no amounts related to excess tax benefits have been reported in cash flows from operations or cash flows from financing activities for the six-month periods ended June 30, 2024 and 2023.

6.       Ordinary Shares

In December 2023, the Company entered into an “at-the-market” sales agreement with BofA Securities, Inc., or BofA, pursuant to which the Company may sell from time to time, ordinary shares having an aggregate offering price of up to $100.0 million through BofA, acting as the Company’s agent. During the six-month period ended June 30, 2024, the Company raised gross proceeds of $3.2 million through the sale of 591,824 ordinary shares pursuant to an “at-the-market” equity offering program. Under the “at-the-market” equity program which is currently effective and may remain available for the Company to use in the future, the Company may sell an additional $96.8 million of ordinary shares. Whether the Company chooses to affect future sales under the “at-the-market” equity offering program will depend on a number of factors, including, among others, market conditions and the trading price of the Company’s ordinary shares relative to other sources of capital.

7.       Income Taxes

The Company did not record a provision for income taxes for the three-month and six-month periods ended June 30, 2024 and 2023, as the Company has generated losses for all periods.

The Company periodically evaluates the realizability of its deferred tax assets based on all available evidence, both positive and negative. The realization of deferred tax assets is dependent on the Company’s ability to generate sufficient future taxable income during periods prior to the expiration of tax attributes to fully utilize these assets. The Company weighed both positive and negative evidence and determined that there is a continued need for a full valuation allowance on its deferred tax assets (after consideration of the reversal of the deferred tax liabilities for the ROU assets and fixed assets) in the United States, United Kingdom, Ireland and Netherlands as of June 30, 2024. Should the Company determine that it would be able to realize its remaining deferred tax assets in the foreseeable future, an adjustment to its remaining deferred tax assets would cause a material increase to income in the period such determination is made.

8.       Related-Party Transactions

Relationship with Johnson & Johnson Innovative Medicine

Collaboration Agreement

On January 30, 2019, the Company entered into a Collaboration Agreement with Johnson & Johnson Innovative Medicine for the research, development and commercialization of gene therapies for the treatment of IRDs. Under the agreement, Johnson & Johnson Innovative Medicine paid the Company a non-refundable upfront fee of $100.0 million. Johnson & Johnson Innovative Medicine and the Company agreed to collaborate to develop the Company’s clinical programs in retinitis pigmentosa and two genetic forms of achromatopsia and Johnson & Johnson Innovative Medicine had the exclusive right to commercialize these three product candidates (“Clinical IRD Product Candidates”) globally.

Pursuant to the Collaboration Agreement, the Company and Johnson & Johnson Innovative Medicine also agreed on a research collaboration to develop a pipeline of preclinical inherited retinal disease gene therapy candidates (“Research IRD Product Candidates”). The parties agreed to select and prioritize the Research IRD Product Candidates and Johnson & Johnson Innovative Medicine had the right to opt-in for a fee for each of the specified targets (each an “Option Target”) to obtain certain development, manufacturing and commercialization rights for the Research IRD Product Candidates.

Unless terminated earlier under certain termination clauses, the Collaboration Agreement was to continue in effect, on a product-by-product and country-by-country basis, until such time as the royalty terms expired in such country. The Company had determined enforceable rights existed in the Collaboration Agreement as the termination clauses were substantive termination penalties by way of the non-refundable upfront fee and the reversion of any licensed intellectual property granted to Johnson & Johnson Innovative Medicine upon the termination of the agreement.

Under the Collaboration Agreement, the Company and Johnson & Johnson Innovative Medicine were jointly developing Clinical IRD Product Candidates to permit Johnson & Johnson Innovative Medicine to commercialize such Clinical IRD Product Candidates under an exclusive license from the Company. In general, the Company had the primary responsibility to develop each Clinical IRD Product Candidate in accordance with the development plan for each Clinical IRD Product Candidate, including where applicable, conducting any necessary research in order to submit the applicable regulatory filings to regulatory authorities. The Company agreed to manufacture these products in its GMP manufacturing facilities for both clinical and commercial supply. Johnson & Johnson Innovative Medicine agreed to pay 100% of the clinical and commercialization costs of the products and the Company was eligible to receive untiered 20% royalties on net sales of products and additional development and commercialization milestones up to $340.0 million.  The Company received a milestone payment of $30.0 million in December 2021. In connection with entering into the Asset Purchase Agreement, the Company entered into a Termination Agreement with Johnson & Johnson Innovative Medicine terminating the Collaboration Agreement.

Asset Purchase and Related Agreements

On December 20, 2023, the Company entered into the Asset Purchase Agreement with Johnson & Johnson Innovative Medicine pursuant to which the Company sold and assigned to Johnson & Johnson Innovative Medicine, and Johnson & Johnson Innovative Medicine purchased and assumed, the UCLB RPGR License Agreement relating to the research, development, manufacture and exploitation of the RPGR Product, and other related assets as described in the Asset Purchase Agreement. Simultaneously, the Company and Johnson & Johnson Innovative Medicine also entered into a Supply Agreement pursuant to which the Company agreed to manufacture and supply the RPGR Product for Johnson & Johnson Innovative Medicine. Under the Supply Agreement, MeiraGTx UK II, together with its affiliates, will manufacture commercial supply of the RPGR Product for Johnson & Johnson Innovative Medicine for an initial term of four years, with Johnson & Johnson Innovative Medicine having an option to extend the Supply Agreement for a fifth year upon written notification. Johnson & Johnson Innovative Medicine may terminate the Supply Agreement for convenience upon 90 days’ written notice with payment of a termination fee. Under the Asset Purchase Agreement, Johnson & Johnson Innovative Medicine paid the Company a non-refundable upfront fee of $65.0 million in December 2023 and the Company is eligible to receive fees from commercial supply of the RPGR Product and in addition, milestones of up to $350.0 million,  as follows: (i) a milestone payment of $50.0 million in connection with the achievement of the initiation of the extension study for the Phase 3 LUMEOS clinical trial for the RPGR Product, which milestone was achieved during the first quarter of 2024; (ii) $10.0 million upon completion of certain specified development services for the drug substance for the RPGR Product; (iii) $5.0 million upon completion of certain specified development services for the drug product for the RPGR Product; (iv) $175.0 million upon the first commercial sale of an RPGR Product in the United States; (v) $75.0 million upon the first commercial sale of an RPGR Product in at least one of the United Kingdom, France, Germany, Spain and Italy; (vi) $25.0 million upon completion of the transfer of certain manufacturing technology for drug substance and drug product from the Company to Johnson & Johnson Innovative Medicine; and (vii) $10.0 million upon regulatory approval of a Johnson & Johnson Innovative Medicine -selected manufacturing facility in each of the United States and European Union for commercial manufacture of the RPGR Product. Johnson & Johnson Innovative Medicine is also responsible for any royalty or milestone amounts that become payable on the RPGR Product under the UCLB RPGR License Agreement.

Revenue Recognition under the Johnson & Johnson Innovative Medicine Agreements

Collaboration Agreement

The Company evaluated the potential performance obligations in the Collaboration Agreement pursuant to ASC 606, which included the exclusive license to Clinical IRD Product Candidates, the research, development and manufacturing services (“the services”), and the participation in various joint committees and determined that none of the performance obligations by themselves were distinct. Goods and services that are not distinct are bundled with other goods or services in the contract until a bundle of goods or services that is distinct is created. The services, when combined with the licenses, represent a bundle and should be accounted for as a single performance obligation due to the relevance of the services to the value of the early-stage license and the potential for the intellectual property to be significantly modified during the services period. The Company also evaluated whether or not the right to purchase exclusive option rights for specified Research IRD Product Candidates represents future performance obligations and concluded that these represent a separate buyer decision at market rates, rather than a material right performance obligation. As such, these options were excluded from the initial allocation of transaction price and the Company would have accounted for these options as separate contracts when and if Johnson & Johnson Innovative Medicine had elected to exercise the options.

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

Under ASC 606 the Company accounts for (i) the licenses it conveyed with respect to the Clinical IRD Product Candidates and (ii) its obligations to perform services as a single performance obligation under the Collaboration Agreement with Johnson & Johnson Innovative Medicine on a product candidate basis. Johnson & Johnson Innovative Medicine’s right to purchase exclusive options to obtain certain development, manufacturing and commercialization rights were accounted for separately as they did not represent material rights, based on the criteria of ASC 606. Upon the exercise of any purchased option by Johnson & Johnson Innovative Medicine, the contract promises associated with an Option Target would have used a separate cost-to-cost model for purposes of revenue recognition under ASC 606.

In 2019, the Company received a $100.0 million non-refundable upfront fee from Johnson & Johnson Innovative Medicine and during the year ended December 31, 2021, the Company received a $30.0 million milestone payment. The Company allocated these amounts plus other variable consideration not subject to constraint to each identified performance obligation using a combination of methods allowable under ASC 606. The Company applies the practical expedient in Topic 606 and does not include disclosures regarding amounts for variable consideration allocated to wholly-unsatisfied performance obligations or wholly-unsatisfied distinct goods that form part of a single performance obligation, if any. This variable consideration includes expected reimbursement of research and development costs.

Asset Purchase and Related Agreements

The agreements entered into in December 2023 were executed at the same time and were negotiated with a single commercial objective; therefore, the contracts were combined and accounted for as a single contract. These agreements were accounted for as a termination of the existing Collaboration Agreement and the creation of a new contract where the transaction price includes the remaining deferred revenue – related party from the terminated agreement of $30.6 million, the fixed upfront payment of $65.0 million under the Asset Purchase Agreement, and an aggregate of $1.8 million estimated variable consideration for transition services, offset by a credit of $5.1 million for pre-funded inventory, totaling $92.3 million. The transaction price was allocated to four performance obligations on a relative SSP basis, subject to certain exceptions for discounts and variable consideration. As the SSPs are not directly observable for any of the distinct goods and services, the SSPs were estimated based on a valuation. The total transaction price of $92.3 million was allocated to the performance obligations with respect to SSPs as follows: process performance qualification (“PPQ”) services in the amount of $2.9 million, material rights representing the commercial supply of RPGR Product and an in-substance contract renewal option in the amount of $6.9 million, manufacturing technology transfer in the amount of $28.7 million, and the sale of nonfinancial assets representing the sale and transfer of all the Company’s right, title, and interest in the intellectual property related to the RPGR Product and the assignment of the UCLB RPGR License Agreement to Johnson & Johnson Innovative Medicine in the amount of $53.8 million.

During the first quarter of 2024, the Company received a $50.0 million milestone payment in connection with the achievement of the initiation of the extension study for the Phase 3 LUMEOS clinical trial for the RPGR Product. The milestone payment was allocated to the four performance obligations on the same basis noted above increasing the value of each performance obligation as follows: PPQ services in the amount of $1.6 million, material rights representing the commercial supply of RPGR Product and an in-substance contract renewal option in the amount of $3.8 million, manufacturing technology transfer in the amount of $15.6 million, and the sale of nonfinancial assets representing the sale and transfer of all the Company’s right, title, and interest in the intellectual property related to the RPGR Product and the assignment of the UCLB RPGR License Agreement to Johnson & Johnson Innovative Medicine in the amount of $29.0 million.

The transaction price allocated to PPQ services will be recognized over time using an inputs method measure of progress. The transaction price allocated to the material right for the commercial supply of RPGR Product will be recorded as deferred revenue until Johnson & Johnson Innovative Medicine exercises its option to purchase supply and the Company transfers control of such supply to Johnson & Johnson Innovative Medicine. The transaction price allocated to the in-substance renewal option (material right) will be recorded as deferred revenue until Johnson & Johnson Innovative Medicine exercises the option and the Company transfers control of the underlying goods or services to Johnson & Johnson Innovative Medicine. The Company will account for the exercise of the in-substance renewal option (material right) as a continuation of the existing contract (i.e., a change in the transaction price). The transaction price allocated to the technology transfer will be recognized over time using an inputs method measure of progress. The Company will recognize a gain for the difference between the carrying amount of the nonfinancial assets and the consideration allocated to that unit of account when control of the nonfinancial assets transfers in accordance with ASC 610-20, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets.

During the six-month period ended June 30, 2024, the Company recognized a gain of $29.0 million related to the sale of nonfinancial assets which is included in other income in the condensed consolidated statements of operations and comprehensive loss.

As of June 30, 2024, the aggregate transaction price allocated to unsatisfied performance obligations was $57.3 million which the Company expects to recognize over an estimated period of approximately 3.5 years.

A summary of the deferred revenue recognition is as follows (in thousands):

Deferred revenue at December 31, 2023	$36,943
Milestone payment allocated to performance obligations	20,982
Deferred revenue recognized as service revenue during the six-month period ended June 30, 2024	(979)
Effects of exchange rate changes	315
Deferred revenue at June 30, 2024	$57,261

During the three-month period ended June 30, 2024, the Company recognized $0.3 million of deferred revenue – related party as service revenue in connection with PPQ services under the Asset Purchase Agreement and related agreements. During the three-month period ended June 30, 2023, the Company recognized $3.5 million of deferred revenue – related party in connection with the Collaboration Agreement as license revenue.

During the six-month period ended June 30, 2024, the Company recognized $1.0 million of deferred revenue – related party as service revenue in connection with PPQ services under the Asset Purchase Agreement and related agreements. During the six-month period ended June 30, 2023, the Company recognized $6.9 million of deferred revenue – related party in connection with the Collaboration Agreement as license revenue.

The Company also recognized $1.3 million during the three-month period ended June 30, 2024 related to transition services the Company provided to Johnson & Johnson Innovative Medicine and $21.8 million during the three-month period ended June 30, 2023, related to the reimbursement of research and development expenses under the Collaboration Agreement, which were recorded as an offset to research and development expenses.

The Company also recognized $1.6 million during the six-month period ended June 30, 2024 related to transition services the Company provided to Johnson & Johnson Innovative Medicine and $44.4 million during the six-month period ended June 30, 2023, related to the reimbursement of research and development expenses under the Collaboration Agreement, which were recorded as an offset to research and development expenses.

Private Placement

On February 27, 2019, in connection with a private placement, the Company issued 2,898,550 ordinary shares to JJDC, the investment arm of Johnson & Johnson and owner of Johnson & Johnson Innovative Medicine, on the same terms and conditions as the other investors in the offering. After the offering, JJDC became a related party. On November 9, 2022, the Company entered into a securities purchase agreement with JJDC, pursuant to which the Company, in a private placement, agreed to issue and sell to JJDC an aggregate of 3,742,514 ordinary shares at a purchase price of $6.68 per share, for gross proceeds of approximately $25.0 million.

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

Total rent expense under these leases was $1.4 million and $1.4 million for the three-month periods ended June 30, 2024 and 2023, respectively.

Total rent expense under these leases was $2.9 million and $2.7 million for the six-month periods ended June 30, 2024 and 2023, respectively.

There were no leases recognized during the six-month periods ended June 30, 2024 and 2023.

The components of lease cost for the three-month and six-month periods ended June 30, 2024 and 2023 are as follows (in thousands):

	Three-Month Periods Ended June 30,
	2024	2023
Finance lease cost
Amortization of right-of-use assets	$281	$282
Total finance lease cost	281	282
Operating lease cost	1,437	1,370
Short-term lease cost	41	39
Total lease cost	$1,759	$1,691

	Six-Month Periods Ended June 30,
	2024	2023
Finance lease cost
Amortization of right-of-use assets	$560	$563
Interest on lease liabilities	—	—
Total finance lease cost	560	563
Operating lease cost	2,872	2,731
Short-term lease cost	87	78
Total lease cost	$3,519	$3,372

Amounts reported in the condensed consolidated balance sheets for leases where the Company is the lessee as of June 30, 2024 and December 31, 2023 were as follows (in thousands):

	June 30,		December 31,
	2024		2023
Operating leases
Right-of-use assets	$13,823		$15,910
Capitalized lease obligations	$14,900		$17,145
Finance leases
Right-of-use assets	$23,285		$24,432
Weighted-average remaining lease term
Operating leases	3.9	years	4.3	years
Finance leases	174.4	years	174.8	years
Weighted-average discount rate
Operating leases	8.8%		8.8%
Finance leases	8.0%		8.0%

Other information related to leases for the three-month and six-month periods ended June 30, 2024 and 2023 are as follows (in thousands):

	Three-Month Periods Ended June 30,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$1,432	$1,442

	Six-Month Periods Ended June 30,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$2,851	$2,826

Future minimum lease payments under non-cancellable leases as of June 30, 2024 are as follows (in thousands):

Operating Leases
2024	$2,682
2025	5,493
2026	5,580
2027	1,611
2028	1,321
Thereafter	692
Total undiscounted lease payments	$17,379
Less: Imputed interest	(2,479)
Total lease liabilities	$14,900

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

The Notes Purchase Agreement provides for an initial $75.0 million notes issuance (the “Tranche 1 Notes”).  Pursuant to the First Consent and Amendment, the Company was able to request in its sole discretion, and Perceptive agreed to subscribe to purchase upon such request, an additional $25.0 million notes issuance (the “Tranche 2 Notes”) at any time before August 2, 2024 subject to the terms of the Notes Purchase Agreement. Previously, the Company’s request for issuance of the Tranche 2 Notes was to be determined at Perceptive’s sole discretion. The Notes Purchase Agreement matures on August 2, 2026 and is interest-only during the term. The Company has the option to redeem outstanding principal notes at any time along with an applicable early redemption fee. Under each of the First Consent and Amendment and the Second Consent and Amendment, the Notes Purchase Agreement was amended to increase the applicable early redemption fee. Outstanding amounts under the Notes Purchase Agreement bear interest at a fluctuating rate per annum equal to 10.00% plus the secured overnight financing rate administered by the Federal Reserve Bank of New York for a one-month tenor, subject to a 1.00% floor. The annual interest rate was 15.33% at June 30, 2024. As of June 30, 2024, the outstanding balance of the Tranche 1 Notes was $75.0 million plus interest payable of $2.9 million. During the three-month periods ended June 30, 2024 and 2023, the Company recorded interest expense of $2.9 million and $2.8 million, respectively. During the six-month periods ended June 30, 2024 and 2023, the Company recorded interest expense of $5.8 million and $5.5 million, respectively.

The Company’s obligations under the Notes Purchase Agreement are secured by the Company’s London, UK and Shannon, Ireland manufacturing facilities, $3.0 million of the Company’s cash and the bank accounts of the Subsidiary Guarantors, and the issued and outstanding equity interests of the Subsidiary Guarantors.

The Notes Purchase Agreement imposes certain covenants and restrictions on the Company and the Subsidiary Guarantors, including restrictions pertaining to: (i) the incurrence of additional indebtedness, (ii) limitations on liens, (iii) limitations on certain investments, (iv) making distributions, dividends and other payments, (v) mergers, consolidations and acquisitions, (vi) dispositions of assets, (vii) the Company’s maintenance of at least $3.0 million in a U.S. bank account, (viii) transactions with affiliates, (ix) changes to governing documents, (x) changes to certain agreements and leases and (xi) changes in control; however, certain of these restrictions contain exceptions which allow the Company to license, sell and monetize assets in its AAV-hAQP1 program in development to treat radiation-induced xerostomia, its AAV-GAD program in development to treat Parkinson’s disease and its gene regulation platform technologies. As of June 30, 2024, the Company is in compliance with all covenants.

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

The Company also capitalized certain lender and legal costs associated with the Notes Purchase Agreement totaling $2.1 million, which were recorded as a discount to the loan. The aggregate discount of $4.4 million is being amortized to interest expense over the term of the Notes Purchase Agreement. The Company amortized $0.3 million of the discount to interest expense during each of the three-month periods ended June 30, 2024 and 2023. The Company amortized $0.5 million of the discount to interest expense during each of the six-month periods ended June 30, 2024 and 2023. At June 30, 2024, the remaining unamortized discount was $2.3 million.

11. Commitments and Contingencies

There were no new material commitments or contingencies entered into during the six-month period ended June 30, 2024.

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

Overview

We are a vertically integrated, clinical-stage genetic medicines company with a broad pipeline of late-stage clinical programs supported by end-to-end manufacturing capabilities. We have an internally developed manufacturing platform process, internal plasmid production for good manufacturing practices, or GMP, two GMP viral vector production facilities as well as an in-house Quality Control hub for stability and release, all fit for IND through commercial supply. We have core capabilities in viral vector design and optimization and a potentially transformative riboswitch gene regulation platform technology that allows for the precise, dose-responsive control of gene expression by oral small molecules. We are focusing the riboswitch platform on delivery of metabolic peptides including GLP-1, GIP, glucagon and PYY using oral small molecules, as well as cell therapy for oncology and autoimmune diseases. Although initially focusing on the eye, central nervous system, and salivary gland, we have developed the technology to apply genetic medicine to more common diseases, increasing efficacy, addressing novel targets, and expanding access in some of the largest disease areas where the unmet need remains great. We are an exempted company incorporated under the laws of the Cayman Islands in 2018, and prior to that, we commenced operations as MeiraGTx Limited, a private limited company incorporated under the laws of England and Wales in 2015. Our discussion of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). Since our formation, we have devoted substantially all of our resources to developing our technology platform, establishing our viral vector manufacturing facilities and our GMP plasmid and DNA production facility and developing manufacturing processes, advancing the product candidates in our ophthalmology, salivary gland and neurodegenerative disease programs, building our intellectual property portfolio, organizing and staffing our Company, developing our business plan, raising capital, and providing general and administrative support for these operations. To date, we have financed our operations primarily with cash on hand, proceeds from the sales of our Series A ordinary shares, convertible preferred C shares and ordinary shares, debt financing and upfront and milestone payments in connection with the Collaboration, Option and License Agreement with Johnson & Johnson Innovative Medicine (formerly known as Janssen Pharmaceuticals, Inc.), dated as of January 30, 2019 (the “Collaboration Agreement”), which also provided us with research funding, and the Asset Purchase Agreement, dated as of December 20, 2023, we entered into with Johnson & Johnson Innovative Medicine (the “Asset Purchase Agreement”) pursuant to which we sold and assigned to Johnson & Johnson Innovative Medicine, and Johnson & Johnson Innovative Medicine purchased and assumed, that certain License Agreement, dated February 5, 2019, by and between UCL Business Plc (now UCL Business Ltd.) (“UCLB”), on the one hand, and MeiraGTx UK II Limited and MeiraGTx Limited, on the other hand (the “UCLB RPGR License Agreement”), relating to the research, development, manufacture and exploitation of botaretigene sparoparvovec, or bota-vec (formerly referred to as AAV-RPGR), for the treatment of X-linked retinitis pigmentosa related to mutations in the retinitis pigmentosa GTPase regulator gene, or XLRP-RPGR (the “RPGR Product”), and other related assets as described in the Asset Purchase Agreement. Through June 30, 2024, we received gross proceeds of approximately $566.1 million from sales of our ordinary shares, Series A ordinary shares and convertible preferred C shares, gross proceeds of approximately $75.0 million from issuance of debt, $130.0 million from the Collaboration Agreement, and $115.0 million from the Asset Purchase Agreement. As of June 30, 2024, we had cash, cash equivalents and restricted cash of $101.0 million, as well as $1.6 million in receivables due from Johnson & Johnson Innovative Medicine in connection with transition services we provided to Johnson & Johnson Innovative Medicine.

We are a clinical stage company and have not generated any product revenues to date. We have ongoing clinical development programs and a broad pipeline of preclinical programs. Since inception, we have incurred significant operating losses. Our net losses for the six-month periods ended June 30, 2024 and 2023 were $69.1 million and $59.9 million, respectively. As of June 30, 2024, we had an accumulated deficit of $623.3 million. We do not expect to generate revenue from sales of products for several years, if at all. Under the Collaboration Agreement, we received an upfront payment in the amount of $100.0 million in March 2019 and a milestone payment in the amount of $30.0 million in December 2021. Additionally, pursuant to the Collaboration Agreement, we received research and development funding for certain research, manufacturing and clinical development costs. On December 20, 2023, we entered into an Asset Purchase Agreement with Johnson & Johnson Innovative Medicine pursuant to which the Company sold and assigned to Johnson & Johnson Innovative Medicine a License Agreement between the Company and UCLB relating to the research, development, manufacture and exploitation of the RPGR Product, and other related assets as described in the Asset Purchase Agreement. In connection with entering into the Asset Purchase Agreement, we entered into a Termination Agreement with Johnson & Johnson Innovative Medicine terminating the Collaboration Agreement. The Company and Johnson & Johnson Innovative Medicine also entered into a Supply Agreement on December 20, 2023 (the “Supply Agreement”) pursuant to which the Company agreed to manufacture and supply the RPGR Product for Johnson & Johnson Innovative Medicine. In December 2023, we received a non-refundable upfront payment of $65.0 million in connection with the Asset Purchase Agreement, and in the first quarter of 2024 we received a milestone payment of $50.0 million in connection with the achievement of the initiation of the extension study for the Phase 3 LUMEOS clinical trial for the RPGR Product.

Our total operating expenses for the three-month periods ended June 30, 2024 and 2023 were $46.2 million and $32.3 million, respectively. For the six-month periods ended June 30, 2024 and 2023, our total operating expenses were $93.7 million and $67.4 million, respectively. We expect to continue incurring increasing costs associated with our clinical activities for AAV-hAQP1 for the treatment of radiation-induced xerostomia and xerostomia associated with Sjogren’s syndrome, as well as for AAV-GAD for the treatment of Parkinson’s disease. We also incurred expenses during the six-month period ended June 30, 2024 and expect to continue to incur expenses related to research activities in additional therapeutic areas to expand our pipeline, developing our potentially transformative gene regulation technology, hiring additional personnel as needed in manufacturing, research, clinical operations, quality and other functional areas, and associated cash and share-based compensation expense, as well as the further development of internal manufacturing capabilities and capacity and other associated costs including the management of our intellectual property portfolio.

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

Recent Development Highlights and Anticipated Milestones

AAV2-hAQP1 for the Treatment of Xerostomia:

●	Data from our Phase 1 AQUAx clinical trial was presented in an oral session at the AAOM 2024 annual meeting in April, demonstrating that treatment with AAV2-hAQP1 resulted in significant improvements across three different patient-reported outcomes and in saliva production, with no treatment-related serious adverse events or dose-limiting toxicities reported.
●	We continue to enroll and dose participants at multiple sites in the U.S., Canada and the U.K. in the Phase 2 AQUAx2 (NCT05926765) randomized, double-blind, placebo-controlled study.
●	We recently gained alignment with the FDA on requirements for the ongoing Phase 2 AQUAx2 clinical trial for Grade 2/3 radiation-induced xerostomia to be considered a pivotal trial in support of a potential BLA filing.

AAV-GAD for the Treatment of Parkinson’s Disease:

●	We completed dosing patients in the Phase 1 trial of AAV-GAD under a new IND with material manufactured in our GMP facility in London, U.K. using our proprietary production process in Q1 2024.
●	We anticipate results from the study in the fourth quarter of 2024. The AAV-GAD trial is a three-arm randomized clinical bridging study with subjects randomized to sham control or one of two doses of AAV-GAD to evaluate the safety and tolerability of AAV-GAD when delivered to the subthalamic nucleus (STN) of patients with Parkinson’s disease (NCT05603312).
●	We intend to initiate discussions with global regulatory agencies in the fourth quarter 2024 around the Phase 3-ready clinical program.

Bota-vec for the Treatment of XLRP:

●	Data from the Phase 1/2 study of bota-vec in XLRP was published in the American Journal of Ophthalmology. The study showed that treatment with bota-vec led to improvements in functional vision, as well as retinal and visual functions, compared to untreated controls. The article “Phase 1/2 AAV5-hRKp.RPGR (Botaretigene Sparoparvovec) Gene Therapy: Safety and Efficacy in RPGR-Associated X-Linked Retinitis Pigmentosa” is available online.
●	We anticipate receiving an additional $15 million in milestone payments later in 2024 and will receive up to a further $285 million upon first commercial sales of bota-vec in the U.S. and EU and for manufacturing technology transfer.
●	We also entered into a commercial supply agreement with Johnson & Johnson Innovative Medicine for bota-vec manufacturing, which we anticipate will generate additional revenue during the product launch.

AAV-AIPL1 Specials License in the U.K.:

●	We were awarded an Innovation Passport Designation by the U.K. Innovative Licensing and Access Pathway Steering Group for AAV8-RK-AIPL1.
o	Designation provides entry into the U.K.’s Innovative Licensing and Access Pathway (ILAP) designed to accelerate time to market and patient access to innovative medicines.

o	Other benefits of ILAP include access to a range of development tools, such as the potential for accelerated Marketing Authorization Application (MAA) assessment, rolling review, and a continuous benefit-risk assessment, or potential Marketing Authorization under Exceptional Circumstances.
●	Meaningful responses have been observed in 11 out of 11 LCA4 children treated to date with AAV-AIPL1. All children were treated between 1 and 3 years old, all were blind on treatment, and all gained visual acuity 4 or more weeks following treatment.
●	Our AAV-AIPL1 for the treatment of inherited retinal dystrophy due to defects in the AIPL1 gene has been granted orphan drug designation by the FDA and orphan designation by the European Commission.

Riboswitch Gene Regulation Technology: Upcoming R&D Day

●	Later this year, we intend to present data from our riboswitch gene regulation technology platform for in vivo delivery at an R&D Day highlighting encouraging data in metabolic disease models as well as CAR-T for both oncology and autoimmune diseases:
o	Obesity and metabolic disease: We have successfully delivered multiple combinations of gut peptides in vivo including GLP-1, GIP, PYY, Glucagon, and Oxyntomodulin as well as novel myokine and adipokine peptides that drive muscle metabolism and fat storage, via the riboswitch platform. This proprietary in vivo delivery technology allows daily dosing with a small molecule to drive the production of natural short lived peptides within the body in physiologically relevant combinations and timing. This provides a platform for addressing not just weight loss via reduced appetite, but also muscle strength, fat metabolism, cardiovascular health and neurodegenerative disorders in metabolic disease, with daily oral small molecules.
o	CAR-T for both oncology and autoimmune disease: Precise control of levels and timing of the CAR with our riboswitch platform has demonstrated a significant impact on CAR-T efficacy, with a 3-4 fold improvement in in vivo potency of T-cells with regulated CAR compared to the currently approved CAR-T with unregulated constitutively active CAR. In addition, our regulated CAR-T displays a normal naïve T-cell profile, lacking exhaustion markers and retaining proliferation and killing ability in contrast to CAR-T with unregulated constitutive CAR expression.

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

Gain on Sale of Nonfinancial Assets

The gain on sale of nonfinancial assets represents the value allocated to the nonfinancial assets sold and assigned to Johnson & Johnson Innovative Medicine including the UCLB RPGR License Agreement relating to the research, development, manufacture and exploitation of the RPGR Product, and other related assets pursuant to the Asset Purchase Agreement, net of carrying value.

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

Results of Operations

Comparison of Three Months Ended June 30, 2024 and 2023

	2024	2023	Change

	(in thousands)
Revenues:
Service revenue - related party	$282	$—	$282
License revenue - related party	—	3,540	(3,540)
Total revenue	282	3,540	(3,258)
Operating expenses:
General and administrative	11,257	12,388	(1,131)
Research and development	34,934	19,937	14,997
Total operating expenses	46,191	32,325	13,866
Loss from operations	(45,909)	(28,785)	(17,124)
Other non-operating income (expense)
Foreign currency (loss) gain	(284)	1,905	(2,189)
Interest income	827	655	172
Interest expense	(3,254)	(3,355)	101
Fair value adjustments	—	(1)	1
Net loss	$(48,620)	$(29,581)	$(19,039)

Service Revenue – Related Party

Service revenue was $0.3 million for the three months ended June 30, 2024, due to progress of PPQ services under the Asset Purchase Agreement and related agreements.

License Revenue – Related Party

There was no license revenue for the three months ended June 30, 2024, compared to $3.5 million for the three months ended June 30, 2023. The decrease is due to the termination of the Collaboration Agreement concurrent with the execution of the Asset Purchase Agreement.

General and Administrative Expenses

General and administrative expenses were $11.3 million for the three months ended June 30, 2024, compared to $12.4 million for the three months ended June 30, 2023. The decrease of $1.1 million was primarily due to a decrease of $1.0 million in share-based compensation, $0.2 million in payroll and payroll-related costs, $0.2 million of insurance costs and $0.2 million in rent and facilities costs. These decreases were partially offset by an increase of $0.4 million in consulting fees and $0.1 million in other office related costs.

Research and Development Expenses

Research and development expenses for the three months ended June 30, 2024 and 2023 were as follows (in thousands):

	For the Three Months Ended June 30,
	2024	2023	Change
Clinical Programs
Botaretigene sparoparvovec	$4,402	$8,357	$(3,955)
AAV-hAQP1	4,617	1,658	2,959
AAV-CNGB3 / AAV-CNGA3	818	348	470
AAV-GAD	1,466	995	471
Manufacturing	14,813	19,918	(5,105)
Preclinical Programs
Gene regulation	3,101	1,629	1,472
Neurodegenerative diseases	361	492	(131)
Preclinical ocular diseases	583	966	(383)
Other research and development expenses	6,030	7,405	(1,375)
Gross research and development expenses	36,191	41,768	(5,577)
Johnson & Johnson Innovative Medicine reimbursement	(1,257)	(21,831)	20,574
Total research and development expenses	$34,934	$19,937	$14,997

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

Research and development expenses for the three months ended June 30, 2024 were $34.9 million, compared to $19.9 million for the three months ended June 30, 2023. The increase of $15.0 million was primarily due to a decrease of $20.6 million in reimbursements from Johnson & Johnson Innovative Medicine as the reimbursement for the three months ended June 30, 2023 was in connection with research funding provided under the Collaboration Agreement, which was terminated on December 20, 2023, whereas the reimbursement for the three months ended June 30, 2024 was in connection with transition services we provided to Johnson & Johnson Innovative Medicine. Additionally, expenses related to our preclinical programs increased $1.0 million primarily related to development of our gene regulation technology. These increases were partially offset by decreases of $5.1 million in manufacturing costs primarily due to an increase in the number of batches of clinical trial material produced during the three months ended June 30, 2024 compared to the three months ended June 30, 2023, which costs were charged to the clinical programs, a decrease of $1.4 million in other research and development costs, as well as a decrease of $0.1 million in clinical trial expenses primarily related to bota-vec as

Johnson & Johnson Innovative Medicine is now primarily funding the expenses related to this program as a result of the Asset Purchase Agreement. The decrease in expenses related to bota-vec were partially offset by an increase in expenses related to our other clinical programs, primarily AAV-hAQP1.

Foreign Currency (Loss) Gain

Foreign currency loss was $0.3 million for the three months ended June 30, 2024 compared to a gain of $1.9 million for the three months ended June 30, 2023. The change of $2.2 million was primarily due to the restructuring and payment of certain intercompany receivables and payables. Foreign currency gains and losses subsequent to the restructuring are recorded as a part of accumulated other comprehensive income.

Interest Income

Interest income was $0.8 million for the three months ended June 30, 2024 compared to $0.7 million for the three months ended June 30, 2023. The increase of $0.1 million was due to higher interest rates and cash balances during 2024.

Interest Expense

Interest expense was $3.3 million for each of the three months ended June 30, 2024 and June 30, 2023.

Comparison of Six Months Ended June 30, 2024 and 2023

	2024	2023	Change

	(in thousands)
Revenues:
Service revenue - related party	$979	$—	$979
License revenue - related party	—	6,874	(6,874)
Total revenue	979	6,874	(5,895)
Operating expenses:
General and administrative	24,404	25,160	(756)
Research and development	69,256	42,259	26,997
Total operating expenses	93,660	67,419	26,241
Loss from operations	(92,681)	(60,545)	(32,136)
Other non-operating income (expense)
Foreign currency (loss) gain	(819)	5,762	(6,581)
Interest income	1,924	1,200	724
Interest expense	(6,504)	(6,415)	(89)
Gain on sale of nonfinancial assets	29,018	—	29,018
Fair value adjustments	—	53	(53)
Net loss	$(69,062)	$(59,945)	$(9,117)

Service Revenue – Related Party

Service revenue was $1.0 million for the six months ended June 30, 2024, due to progress of PPQ services under the Asset Purchase Agreement and related agreements

License Revenue

There was no license revenue for the six months ended June 30, 2024, compared to $6.9 million for the six months ended June 30, 2023. The decrease is due to the termination of the Collaboration Agreement concurrent with the execution of the Asset Purchase Agreement.

General and Administrative Expenses

General and administrative expenses were $24.4 million for the six months ended June 30, 2024, compared to $25.2 million for the six months ended June 30, 2023. The decrease of $0.8 million was primarily due to a decrease of $0.6 million in legal and accounting fees, $0.5 million in insurance costs, $0.3 million in share-based compensation, and $0.3 million in rent and facilities costs. These decreases were partially offset by an increase of $0.4 million in consulting fees, $0.3 million in other office related costs and $0.2 million in payroll and payroll-related costs.

Research and Development Expenses

Research and development expenses for the six months ended June 30, 2024 and 2023 were as follows (in thousands):

	For the Six Months Ended June 30,
	2024	2023	Change
Clinical Programs
Botaretigene sparoparvovec	$8,359	$22,805	$(14,446)
AAV-hAQP1	6,279	3,888	2,391
AAV-CNGB3 / AAV-CNGA3	(361)	998	(1,359)
AAV-GAD	3,636	2,282	1,354
AAV-RPE65	293	—	293
Manufacturing	33,173	35,227	(2,054)
Preclinical Programs
Gene regulation	5,600	3,742	1,858
Neurodegenerative diseases	751	1,393	(642)
Preclinical ocular diseases	910	2,140	(1,230)
Other research and development expenses	12,525	14,211	(1,686)
Gross research and development expenses	71,165	86,686	(15,521)
Johnson & Johnson Innovative Medicine reimbursement	(1,909)	(44,427)	42,518
Research and development expenses	$69,256	$42,259	$26,997

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

Research and development expenses for the six months ended June 30, 2024 were $69.3 million, compared to $42.3 million for the six months ended June 30, 2023. The increase of $27.0 million was primarily due to a decrease of $42.5 million in reimbursements from Johnson & Johnson Innovative Medicine as the reimbursement for the six months ended June 30, 2023 was in connection with research funding provided under the Collaboration Agreement, which was terminated on December 20, 2023, whereas the reimbursement for the six months ended June 30, 2024 was in connection with transition services we provided to Johnson & Johnson Innovative Medicine. Clinical trial expenses decreased $11.8 million primarily related to bota-vec as Johnson & Johnson Innovative Medicine is now primarily funding the expenses related to this program as a result of the Asset Purchase Agreement, manufacturing costs decreased $2.0 million due to a decrease in manufacturing material purchases and lower batch costs of clinical material during the six months ended June 30, 2024 compared to the six months ended June 30, 2023, which costs were charged to the clinical programs, and a decrease of $1.7 million in other research and development costs.

Foreign Currency (Loss) Gain

Foreign currency loss was $0.8 million for the six months ended June 30, 2024 compared to a gain of $5.8 million for the six months ended June 30, 2023. The change of $6.6 million was primarily due to the restructuring and payment of certain intercompany receivables and payables. Foreign currency gains and losses subsequent to the restructuring are recorded as a part of accumulated other comprehensive income.

Interest Income

Interest income was $1.9 million for the six months ended June 30, 2024 compared to $1.2 million for the six months ended June 30, 2023. The increase of $0.7 million was due to higher interest rates and cash balances during 2024.

Interest Expense

Interest expense was $6.5 million for the six months ended June 30, 2024 compared to $6.4 million for the six months ended June 30, 2023. The increase of $0.1 million was primarily due to a higher interest rate in connection with the debt financing described in Note 10 to our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q

Gain on Sale of Nonfinancial Assets

The gain on sale of nonfinancial assets was $29.0 million for the six months ended June 30, 2024 compared to $0 for the six months ended June 30, 2023. This increase was a result of the recognition of the $50.0 million milestone allocated to the nonfinancial assets sold and assigned to Johnson & Johnson Innovative Medicine including the UCLB RPGR License Agreement relating to the research, development, manufacture and exploitation of the RPGR Product, and other related assets described in the Asset Purchase Agreement.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses. For the six months ended June 30, 2024, we used $56.2 million in cash flows from operations. We did not generate positive cash flows from operations during the period and there are no assurances that we will generate positive cash flows in the future. Additionally, there are no assurances that we will be successful in obtaining an adequate level of financing for the development and commercialization of our product candidates. We expect to incur significant expenses and operating losses for the foreseeable future as we advance the preclinical and clinical development of our product candidates. We expect that our research and development and general and administrative costs will increase in connection with conducting preclinical studies and clinical trials for our product candidates, building out internal capacity to have products manufactured to support preclinical studies and clinical trials as well as to manufacture commercial products, expanding our intellectual property portfolio, and providing general and administrative support for our operations. As a result of these incurred and expected expenses we will need additional capital to fund our operations, which we may obtain from additional equity or debt financings, collaborations, licensing arrangements, or other sources.

We do not currently have any approved products and have never generated any revenue from product sales. We have historically financed our operations primarily through cash on hand and proceeds from the sale of our ordinary shares, series A ordinary shares and convertible preferred C shares and the issuance of debt. In March 2019 and December 2021, we received a $100.0 million upfront payment and a $30.0 million milestone payment, respectively, in connection with the Collaboration Agreement, which also provided us with research funding. On December 20, 2023, we entered into an Asset Purchase Agreement with Johnson & Johnson Innovative Medicine pursuant to which the Company sold and assigned to Johnson & Johnson Innovative Medicine the UCLB RPGR License Agreement relating to the research, development, manufacture and exploitation of the RPGR Product, and other related assets as described in the Asset Purchase Agreement. In connection with entering into the Asset Purchase Agreement, we entered into a Termination Agreement with Johnson & Johnson Innovative Medicine terminating the Collaboration Agreement. The Company and Johnson & Johnson Innovative Medicine also entered into a Supply Agreement on December 20, 2023 pursuant to which we agreed to manufacture and supply the RPGR Product for Johnson & Johnson Innovative Medicine. In December 2023, we received a non-refundable upfront payment of $65.0 million in connection with the Asset Purchase Agreement, and in the first quarter of 2024 we received a milestone payment of $50.0 million in connection with the achievement of the initiation of the extension study for the Phase 3 LUMEOS clinical trial for the RPGR Product.

Cash Flows

As of June 30, 2024, we had $101.0 million of cash, cash equivalents and restricted cash.

The following table summarizes our sources and uses of cash, cash equivalents and restricted cash for the period presented:

	For the Six Months Ended June 30,
	2024	2023

	(in thousands)
Net cash used in operating activities	$(56,197)	$(66,404)
Net cash provided by (used in) investing activities	26,011	(13,580)
Net cash provided by financing activities	333	56,716
Net decrease in cash, cash equivalents and restricted cash	$(29,853)	$(23,268)

Operating Activities

During the six months ended June 30, 2024, our cash used in operating activities of $56.2 million was primarily due to a net loss of $69.1 million as we incurred expenses associated with research activities on our clinical programs, manufacturing of our clinical trial materials, preclinical research programs and general and administrative expenses. The net loss included non-cash income and expense of $8.0 million, which consisted primarily of $29.0 million of a gain on sale of nonfinancial assets, $12.8 million of share-based compensation, $6.5 million of depreciation and amortization, $0.8 million of a foreign currency loss, $0.5 million of amortization of debt discount and a $0.4 million loss on disposal of equipment, furniture and fixtures.  Additionally, operating assets, consisting of accounts receivable – related party, prepaid expenses, tax incentive receivable, other assets and other current assets, decreased by $19.5 million and operating liabilities, consisting of accounts payable, accrued expenses and deferred revenue – related party, increased by $1.3 million.

During the six months ended June 30, 2023, our cash used in operating activities of $66.4 million was primarily due to a net loss of $59.9 million as we incurred expenses associated with research activities on our clinical programs, manufacturing of our clinical trial materials, preclinical research programs and general and administrative expenses. The net loss included non-cash charges of $14.7 million, which consisted primarily of $13.7 million of share-based compensation, $5.8 million of a foreign currency gain, $6.3 million of depreciation and amortization and $0.5 million of amortization of debt discount. Additionally, operating assets, consisting of accounts receivable – related party, prepaid expenses, and other current assets, increased by $10.2 million and operating liabilities, consisting of accounts payable, accrued expenses and deferred revenue – related party, decreased by $11.0 million.

Investing Activities

Net cash provided by investing activities for the six months ended June 30, 2024 of $26.0 million consisted of $29.0 million from proceeds from the sale of nonfinancial assets offset by $3.0 million of purchases of property and equipment for our manufacturing, laboratory and process development facilities.

Net cash used in investing activities for the six months ended June 30, 2023 of $13.6 million consisted of purchases of property and equipment for our manufacturing, laboratory and process development facilities and buildout costs of our new facilities.

Financing Activities

Net cash provided by financing activities was $0.3 million for the six months ended June 30, 2024, which consisted of $2.5 million of proceeds from an “at-the-market” offering of our ordinary shares, net of one-time costs relating to the preparation and filing of the shelf registration statement, accounting and legal fees, and negotiation of the sales agreement offset by the payment of $2.2 million to cover tax withholding obligations upon the vesting of restricted share unit awards.

Net cash provided by financing activities was $56.7 million for the six months ended June 30, 2023, which consisted of $57.9 million net proceeds raised from the private placement share issuance in May 2023 and the payment of $1.2 million to cover tax withholding obligations upon the vesting of restricted share unit awards.

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

Foreign Currency Exchange Risk

We currently operate in the United States, the United Kingdom and the European Union. Our activities in these jurisdictions expose us to currency exchange rate fluctuations, primarily between the U.S. Dollar and the British pound sterling and euro. When the U.S. Dollar strengthens against these currencies, the U.S. Dollar value of non-U.S. Dollar based losses increases. To the extent that our international activities recorded in local currencies increase in the future, our exposure to fluctuations in currency exchange rates will correspondingly increase. As of June 30, 2024, we did not hold any foreign currency forward contracts. With respect to our foreign currency exposures as of June 30, 2024, we estimate a 10% unfavorable movement in foreign currency exchange rates would have the effect of creating an additional foreign currency loss of approximately $10.7 million within other non-operating income (expense) for the six months ended June 30, 2024.

Interest Rate Risk

We are exposed to market risk as a result of changes in interest rates applicable to borrowings under our Notes Purchase Agreement. Borrowings under the Notes Purchase Agreement bear interest at a fluctuating rate per annum equal to 10.00% plus the secured overnight financing rate (“SOFR”) administered by the Federal Reserve Bank of New York for a one-month tenor, subject to a 1.00% floor. See Note 10 to our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q. We may use interest rate cap derivatives, interest rate swaps or other interest rate hedging instruments to economically hedge and manage interest rate risk with respect to our variable floating rate debt. As of June 30, 2024, the annual interest rate was 15.33% and the outstanding balance of the term loan was $75.0 million. Assuming no change in the outstanding borrowings under the Notes Purchase Agreement, we estimate that a hypothetical 1% increase in the SOFR would increase our annual interest expense by approximately $0.8 million as of June 30, 2024.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are a clinical stage company with limited operating history. We were formed and began operations in 2015. We have never been profitable and do not expect to be profitable in the foreseeable future. We have incurred net losses since inception, including net losses of approximately $69.1 million and $59.9 million for the six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024, we had an accumulated deficit of approximately $623.3 million. Since our inception, we have devoted substantially all of our resources to developing our technology platform, establishing our viral vector manufacturing facilities and plasmid and DNA production facility, developing manufacturing processes, advancing the product candidates in our ophthalmology, salivary gland and neurodegenerative disease programs, research and development activities, building our intellectual property portfolio, organizing and staffing our company, developing our business plans, raising capital, securing debt financing and providing general and administrative support for these operations. We have not yet demonstrated an ability to successfully complete large-scale, pivotal clinical trials, obtain marketing approval, manufacture product at a commercial scale, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Given the length of time typically needed to develop a new drug from the time it enters Phase 1 clinical trials to when it is approved for treating patients, if ever, predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing genetic medicine products.

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

On December 20, 2023, we and MeiraGTx UK II Limited entered into and consummated the Asset Purchase Agreement with Johnson & Johnson Innovative Medicine pursuant to which we sold and assigned to Johnson & Johnson Innovative Medicine, and Johnson & Johnson Innovative Medicine purchased and assumed, the UCLB RPGR License Agreement relating to the research, development, manufacture and exploitation of the RPGR Product, and other related assets as described in the Asset Purchase Agreement. MeiraGTx UK II Limited and Johnson & Johnson Innovative Medicine also entered into a Supply Agreement on December 20, 2023 pursuant to which MeiraGTx UK II Limited, together with its affiliates, will manufacture commercial supply of the RPGR Product for Johnson & Johnson Innovative Medicine for an initial term of four years, with Johnson & Johnson Innovative Medicine having an option to extend the Supply Agreement for a fifth year upon written notification to us.

Under the Asset Purchase Agreement, Johnson & Johnson Innovative Medicine paid us a non-refundable upfront cash purchase price of $65.0 million in December 2023. Additionally, pursuant to and subject to the terms and conditions set forth in the Asset Purchase Agreement, Johnson & Johnson Innovative Medicine agreed to pay us future contingent consideration of up to an aggregate of $350.0 million, as follows: (i) a milestone payment of $50.0 million in connection with the achievement of the initiation of the extension study for the Phase 3 LUMEOS clinical trial for the RPGR Product, which milestone was achieved during the first quarter of 2024; (ii) $10.0 million upon completion of certain specified development services for the drug substance for the RPGR Product; (iii) $5.0 million upon completion of certain specified development services for the drug product for the RPGR Product; (iv) $175.0 million upon the first commercial sale of an RPGR Product in the United States; (v) $75.0 million upon the first commercial sale of an RPGR Product in at least one of the United Kingdom, France, Germany, Spain and Italy; (vi) $25.0 million upon completion of the transfer of certain manufacturing technology for drug substance and drug product from us to Johnson & Johnson Innovative Medicine; and (vii) $10.0 million upon regulatory approval of a Johnson & Johnson Innovative Medicine -selected manufacturing facility in each of the United States and European Union for commercial manufacture of the RPGR Product.

In connection with the sale and assignment of the UCLB RPGR License Agreement relating to the research, development, manufacture and exploitation of the RPGR Product to Johnson & Johnson Innovative Medicine, Johnson & Johnson Innovative Medicine has control and broad discretion over all aspects of the development and commercialization of the RPGR Product and we will have little, if any, influence over how such activities will be conducted. Johnson & Johnson Innovative Medicine will also be responsible for seeking regulatory approval and initiating the first commercial sale in the relevant jurisdictions of the RPGR Product, as well as obtaining regulatory approval of its manufacturing facilities in the relevant jurisdictions for the purposes of conducting commercial manufacture of the RPGR Product. These regulatory approvals and initiation of the first commercial sales in the relevant jurisdictions would entitle us to receive milestone payments up to an aggregate of $260.0 million.  Our receipt of these milestones is dependent on Johnson & Johnson Innovative Medicine’s ability to successfully develop and commercialize the RPGR Product and obtain the necessary regulatory approvals for its manufacturing facilities. If these regulatory approvals or commercial sales do not occur in a timely fashion or at all, then such milestone payments, and any revenues we may receive from manufacturing commercial supply of the RPGR Product, may be delayed or we may not receive such payments. Additionally, certain of these milestone based payments are payable upon our achievement of the specified development services, completion of the transfer of certain manufacturing technology to Johnson & Johnson Innovative Medicine and our ability to manufacture sufficient commercial supply of the RPGR Product in a timely fashion. In the event we are not successful in completing these activities in a timely fashion or at all, we will not receive the milestone payments associated with the relevant milestone under the Asset Purchase Agreement or receive revenue for commercial supply of the RPGR Product under the Supply Agreement. In each of these circumstances, our anticipated cash inflows from these activities would be reduced or eliminated, which would have an adverse effect on our revenue and financial position.

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

Our operations have consumed significant amounts of cash since inception. As of June 30, 2024, our cash, cash equivalents and restricted cash were $101.0 million. In addition, we expect to receive $1.6 million from receivables from Johnson & Johnson Innovative Medicine in connection with transition services we provided to Johnson & Johnson Innovative Medicine which we expect to collect in the third quarter of 2024. Because the length of time and activities associated with successful development of our product candidates is uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:

●	the progress, timing, costs and results of our clinical development for our radiation-induced xerostomia product candidate, AAV-hAQP1, and for our product candidate for the treatment of Parkinson’s disease, AAV-GAD;
●	the progress, timing, costs and results of our ongoing clinical development for our CNGB3 achromatopsia gene therapy product candidate, AAV-CNGB3, for our CNGA3 achromatopsia gene therapy product candidate, AAV-CNGA3, for our RPE65-associated retinal dystrophy product candidate, AAV-RPE65, and to continue to conduct our ongoing natural history studies for IRDs;
●	the development of our product candidate for the treatment of ALS, AAV-UPF1, for our product candidate for the treatment of xerostomia associated with Sjogren’s syndrome, AAV-hAQP1, and our product candidate for the treatment of neovascular age related macular degeneration, or wet AMD;
●	the development of our potentially transformative gene regulation technology designed to precisely and specifically control gene therapy expression levels via dose-response to orally delivered small molecules;
●	the extent to which we receive the milestone payments under the Asset Purchase Agreement with Johnson & Johnson Innovative Medicine;

●	continuing our current research programs and our preclinical development of product candidates from our current research programs;
●	seeking to identify, assess, acquire and/or develop additional research programs and additional product candidates;
●	the preclinical testing and clinical trials for any product candidates we identify and develop;
●	the outcome, timing and cost of meeting regulatory requirements established by the FDA, MHRA, EMA and other regulatory authorities;
●	the cost of expanding and protecting our intellectual property portfolio, including filing, prosecuting, defending and enforcing our patent claims and other intellectual property rights;
●	the cost of defending potential intellectual property disputes, including patent infringement actions brought by third parties against us or any of our product candidates;
●	the effect of competing technological and market developments;
●	the cost of further developing and scaling our manufacturing facilities and processes;
●	the cost and timing of completion of commercial-scale manufacturing facilities and activities;
●	the cost of making royalty, milestone or other payments under current and any future in-license agreements;
●	our ability to establish and maintain strategic collaborations, licensing or other agreements and the financial terms of such agreements;
●	the extent to which we in-license or acquire rights to other products, product candidates and technologies;
●	the cost of establishing sales, marketing and distribution capabilities for our product candidates in regions where we choose to commercialize our products; and
●	the initiation, progress, timing and results of our commercialization of our product candidates, if approved for commercial sale.

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

On August 2, 2022, we, as borrower, and our wholly-owned subsidiaries MeiraGTx UK II Limited and MeiraGTx Ireland DAC, as guarantors (the “Subsidiary Guarantors”), entered into a senior secured financing arrangement (the “Financing Agreement”) by and among us, the Subsidiary Guarantors, the lenders and other parties from time to time party thereto and Perceptive Credit Holdings III, LP, as administrative agent and lender (“Perceptive”). On December 19, 2022, the Financing Agreement was converted to a notes purchase agreement and guaranty (as converted, the “Notes Purchase Agreement”) between the same parties and under substantially the same terms and conditions as the Financing Agreement, subject to certain customary note constitution terms. We and the Subsidiary Guarantors entered into a Consent and Amendment with Perceptive on August 10, 2023 (the “First Consent and Amendment), and we and the Subsidiary Guarantors entered into a second Consent and Amendment with Perceptive on December 20, 2023 (the “Second Consent and Amendment”). The Notes Purchase Agreement provides for an initial $75.0 million notes issuance (the “Tranche 1 Notes”). Pursuant to the First Consent and Amendment, we were able to request in our sole discretion, and Perceptive agreed to subscribe to purchase upon such request, an additional $25.0 million notes issuance (the “Tranche 2 Notes”, together with the Tranche 1 Notes, the “Notes”) at any time before August 2, 2024, subject to the terms of the Notes Purchase Agreement. Previously, the Company’s request for issuance of the Tranche 2 Notes was to be determined at Perceptive’s sole discretion. Under each of the First Consent and Amendment and the Second Consent and Amendment, the Notes Purchase Agreement was also amended to increase the applicable early redemption fee. The Notes incur interest, subject to certain provisions therein, at a fluctuating rate per annum equal to 10.00% plus the secured overnight financing rate administered by the Federal Reserve Bank of New York for a one-month tenor, subject to a 1.00% floor. The Notes Purchase Agreement matures on August 2, 2026 and is interest-only during the term. The Notes Purchase Agreement also contains various restrictions and covenants, including, among other things, covenants regarding the incurrence of additional indebtedness, limitations on liens, limitations on certain investments, limitations on making distributions, dividends and other payments, mergers, consolidations and acquisitions, dispositions of assets, maintenance of at least $3.0 million in a U.S. bank account, transactions with affiliates, changes to governing documents, changes to certain agreements and leases and changes in control. Our obligations under the Notes Purchase Agreement are secured by our London, UK and Shannon, Ireland manufacturing facilities, $3.0 million of our cash and the bank accounts of the Subsidiary Guarantors, and the issued and outstanding equity interests of the Subsidiary Guarantors.

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

In October 2023, we announced that we had been approached by multiple parties with strategic interest in certain of our assets, and that we were actively pursuing these options. In October 2023, we entered into an Investment Agreement with Sanofi Foreign Participations B.V., a wholly-owned subsidiary of Sanofi, and solely for the limited purposes set forth therein, Sanofi (the “Investment Agreement”), pursuant to which, among other things and subject to the terms and conditions specified therein, we issued an aggregate of 4,000,000 ordinary shares, at a purchase price of $7.50 per share (the “Sanofi Private Placement”) for gross proceeds of $30.0 million. Sanofi also received a right of first negotiation (ROFN) for the use of our riboswitch gene regulation technology for certain Central Nervous System (CNS) and Immunology and Inflammation (I&I) targets, including IL-4 and IL-13, as well as for GLP-1 and other gut peptides for obesity, and for our Phase 2 xerostomia program. In December 2023, we announced the transaction with Johnson & Johnson Innovative Medicine, as described above. We have, and may continue to, opportunistically identify and evaluate strategic opportunities regarding our assets. There can be no assurance that we will be successful in our efforts to pursue or advance such options, or identify similar opportunities, or that any potential transaction would be consummated or, if consummated, will provide the anticipated benefits to us or otherwise enhance shareholder value. Any such potential transaction would be dependent upon a number of factors beyond our control, including, without limitation, market conditions, industry trends, the interest of third parties in our assets and whether the terms of any strategic transaction would be acceptable to us. The process of reviewing potential strategic alternatives is time consuming and may be distracting and disruptive to our business operations and long-term planning, which may cause concern to our current or potential customers, employees, investors, strategic partners and other constituencies and may have a material impact on our business and operating results or result in increased volatility in our share price.

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

In addition to our existing manufacturing facilities in London, United Kingdom and Shannon, Ireland, we may lease, operate, purchase, or construct additional facilities to supply our clinical and preclinical programs, as well as to meet our third party supply obligations, or conduct expanded manufacturing or other related activities in the future.  Expanding our manufacturing capacity to produce the preclinical, clinical and commercial supply of our products and their components, as well as our obligations under the Supply Agreement with Johnson & Johnson Innovative Medicine if the RPGR Product is successfully commercialized, has required and will continue to require substantial additional expenditures, time, and various regulatory approvals and permits, as well as hiring, training and retraining employees and managerial personnel to staff our manufacturing and supply chain operations. Start-up costs can be large and may exceed our expectations, and scale-up entails significant risks related to process development and manufacturing yields. In addition, we may face difficulties or delays in developing or acquiring the necessary production equipment and technology to manufacture sufficient quantities of our product candidates for use in clinical trials and, should they be approved, to supply the commercial market at reasonable costs and in compliance with applicable regulatory requirements. We may not successfully expand, establish or sustain sufficient manufacturing capabilities or manufacture our products economically or in compliance with GMP and other regulatory requirements, and we and our collaborators may not be able to build or procure additional capacity in the required timeframe to meet the requirements of our clinical programs or to meet potential commercial demand for our product candidates. This could also delay or require us to discontinue one or more of our clinical development programs or could interfere with our efforts to successfully commercialize our products. As a result, our business, prospects, operating results, and financial condition could be materially harmed.

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

We produce our product candidates in our GMP viral vector manufacturing facility in London, UK, completed in early 2018 and our second, large scale GMP viral vector manufacturing facility and our first GMP plasmid and DNA production facility came online in 2022 in Shannon, Ireland. However, if our current facilities are damaged, suffer any form of delay or regulatory challenges, we experience slowdowns or problems with our facilities or we are unable to scale our internal manufacturing capabilities to meet demand for our product candidates, we will need to contract with third-party manufacturers to produce our product candidates. We have also agreed to manufacture commercial supply of the RPGR Product for Johnson & Johnson Innovative Medicine, if and when approved, under the Supply Agreement.  If we fail to meet our obligations under the Supply Agreement, we may not be able to find a third-party manufacturer suitable to us or Johnson & Johnson Innovative Medicine to perform such manufacturing obligations, which could negatively impact our receipt of revenues under the Supply Agreement. While we now have our own plasmid manufacturing capabilities in our Shannon, Ireland facilities, we also rely on third-party manufacturers from time to time for the manufacture of plasmid used in the production of some product candidates. We do not have a long-term supply agreement with any of the third-party manufacturers, and we purchase our required supply on a purchase order basis.

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

We have entered into collaboration agreements with third parties for the development and commercialization of our product candidates, including the Collaboration Agreement with Johnson & Johnson Innovative Medicine for the development and commercialization of AAV-CNGB3, AAV-CNGA3 and bota-vec, which Collaboration Agreement was terminated in December 2023 in connection with our entering into the Asset Purchase Agreement with Johnson & Johnson Innovative Medicine. In addition, in October 2023 we provided Sanofi and its affiliates with a right of first negotiation for use of our riboswitch gene regulation technology for certain Immunology and Inflammation (I&I), including modulation of IL-4 and IL-13, and Central Nervous System (CNS) targets, as well as for GLP-1 and other gut peptides for metabolic disease, and for our Phase 2 xerostomia program, under the Investment Agreement. We may seek additional collaborative relationships in the future. Failure to obtain a collaborative relationship for our product candidates may significantly impair their commercial potential. We also may need to enter into collaborative relationships to provide funding to support our other research and development programs. The process of establishing and maintaining collaborative relationships is difficult, time-consuming and involves significant uncertainty, such as:

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

As of June 30, 2024, we had 387 employees. If we seek to expand our organization, we may have difficulty identifying, hiring and integrating new personnel. Future growth would impose significant additional responsibilities on our management, including the need to identify, recruit, maintain, motivate and integrate additional employees, consultants and contractors. Also, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities or strategic opportunities related to our assets, loss of employees and reduced productivity among remaining employees. Our growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth. Our growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our potential ability to generate revenue could be reduced and we may not be able to implement our business strategy. Many of the biotechnology companies that we compete against for qualified personnel and consultants have greater financial and other resources, different risk profiles and a longer history in the industry than we do. If we are unable to continue to attract and retain high-quality personnel and consultants, the rate and success at which we can discover and develop product candidates and operate our business will be limited.

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

Sales of a substantial number of our ordinary shares in the public market could dilute your ownership interest. Pursuant to an “at-the-market” sales agreement we entered into with BofA Securities, Inc., or BofA, in December 2023, we may sell from time to time, ordinary shares having an aggregate offering price of up to $100.0 million through BofA, acting as our agent. During the six-month period ended June 30, 2024, the Company raised gross proceeds of $3.2 million through the sale of 591,824 ordinary shares pursuant to an “at-the-market” equity offering program.  Whether we choose to affect future sales under the “at-the-market” equity offering program will depend on a number of factors, including, among others, market conditions and the trading price of our ordinary shares relative to other sources of capital. The issuance from time to time of ordinary shares through our “at-the-market” equity offering program or in any other equity offering, or the perception that such sales may occur, could have the effect of depressing the market price of our ordinary shares.

Our executive officers, directors and principal shareholders, if they choose to act together, have the ability to significantly influence all matters submitted to shareholders for approval.

As of June 30, 2024, our executive officers, directors and shareholders who owned more than 5% of our outstanding ordinary shares and their respective affiliates, in the aggregate, hold ordinary shares representing approximately 59.6% of our outstanding ordinary shares. In addition, in connection with entering into the Financing Agreement, we issued to an affiliate of Perceptive Advisors, LLC, our largest shareholder that employs a director serving on our board, warrants to purchase an aggregate of 700,000 of our ordinary shares.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On July 8, 2024, Alexandria Forbes, Ph.D., our President and Chief Executive Officer, terminated a Rule 10b5-1 trading arrangement that was adopted on March 21, 2024, which trading arrangement was intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 190,000 shares of the Company’s ordinary shares until June 5, 2025.

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

MeiraGTx Holdings plc (Registrant)

Date: August 12, 2024	By:	/s/ Alexandria Forbes
Alexandria Forbes
Chief Executive Officer
(principal executive officer and authorized signatory)

Date: August 12, 2024	By:	/s/ Richard Giroux
Richard Giroux
Chief Financial Officer and Chief Operating Officer
(principal financial officer and principal accounting officer)