Form 10-Q
period 2024-09-30
MeiraGTx Holdings plc
filed 2024-11-13
CIK 1735438

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of October 29, 2024, the registrant had 78,153,401 ordinary shares, $0.00003881 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except share and per share amounts)

	September 30,	December 31,
	2024	2023
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$122,873	$129,566
Accounts receivable - related party	3,279	10,138
Prepaid expenses	7,029	5,625
Tax incentive receivable	5,152	13,277
Other current assets	713	1,016
Total Current Assets	139,046	159,622

Property, plant and equipment, net	112,541	115,896
Intangible assets, net	951	1,118
Restricted cash	2,156	1,083
Other assets	1,139	1,917
Equity method and other investments	6,766	6,766
Right-of-use assets - operating leases, net	12,782	15,910
Right-of-use assets - finance leases, net	24,107	24,432
TOTAL ASSETS	$299,488	$326,744

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$29,504	$16,042
Accrued expenses	19,341	42,639
Lease obligations, current	4,183	4,193
Deferred revenue - related party, current	5,107	2,926
Other current liabilities	1,283	1,278
Total Current Liabilities	59,418	67,078
Deferred revenue - related party	58,902	34,017
Lease obligations	9,610	12,952
Asset retirement obligations	2,880	2,401
Note payable, net	72,942	72,119
TOTAL LIABILITIES	203,752	188,567

COMMITMENTS AND CONTINGENCIES (Note 11)

SHAREHOLDERS' EQUITY:
Ordinary Shares, $0.00003881 par value, 1,288,327,750 authorized, 77,695,418 and 63,601,015 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	3	2
Capital in excess of par value	763,204	693,841
Accumulated other comprehensive loss	(4,848)	(1,435)
Accumulated deficit	(662,623)	(554,231)
Total Shareholders' Equity	95,736	138,177
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$299,488	$326,744

See Notes to Condensed Consolidated Financial Statements

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

(in thousands, except share and per share amounts)

	For the Three-Month Periods Ended September 30,		For the Nine-Month Periods Ended September 30,
	2024	2023	2024	2023

Revenues:
Service revenue - related party	$10,910	$—	$11,889	$—
License revenue - related party	—	5,103	—	11,977
Total revenue	10,910	5,103	11,889	11,977
Operating expenses:
Cost of service revenue - related party	11,985	—	11,985	—
General and administrative	12,723	10,009	37,127	35,169
Research and development	26,243	27,856	95,499	70,115
Total operating expenses	50,951	37,865	144,611	105,284
Loss from operations	(40,041)	(32,762)	(132,722)	(93,307)
Other non-operating income (expense):
Foreign currency gain (loss)	3,463	(8,677)	2,644	(2,915)
Interest income	1,189	523	3,113	1,723
Interest expense	(3,357)	(3,381)	(9,861)	(9,796)
(Loss) gain on sale of nonfinancial assets	(584)	—	28,434	—
Fair value adjustment	—	—	—	53
Net loss	(39,330)	(44,297)	(108,392)	(104,242)
Other comprehensive loss:
Foreign currency translation (loss) gain	(1,234)	6,007	(3,413)	1,113
Comprehensive loss	$(40,564)	$(38,290)	$(111,805)	$(103,129)

Net loss	$(39,330)	$(44,297)	$(108,392)	$(104,242)
Basic and diluted net loss per ordinary share	$(0.55)	$(0.74)	$(1.62)	$(1.91)
Weighted-average number of ordinary shares outstanding	71,633,150	59,526,642	66,709,847	54,544,660

See Notes to Condensed Consolidated Financial Statements

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

FOR THE PERIOD ENDED SEPTEMBER 30, 2024

(unaudited)

(in thousands, except share amounts)

				Accumulated Other		Total
	Ordinary		Capital in Excess	Comprehensive	Accumulated	Shareholders'
	Shares	Amount	of Par Value	Loss	Deficit	Equity

Balance at December 31, 2023	63,601,015	$2	$693,841	$(1,435)	$(554,231)	$138,177
Share-based compensation activity	441,348	—	4,739	—	—	4,739
Issuance of ordinary shares in at-the-market offering	256,328	—	1,586	—	—	1,586
Issuance costs in connection with ordinary shares	—	—	(635)	—	—	(635)
Other comprehensive loss	—	—	—	(1,691)	—	(1,691)
Net loss for the three-month period ended March 31, 2024	—	—	—	—	(20,442)	(20,442)
Balance at March 31, 2024	64,298,691	2	699,531	(3,126)	(574,673)	121,734
Share-based compensation activity	50,000	—	5,810	—	—	5,810
Issuance of ordinary shares in at-the-market offering	335,496	1	1,611	—	—	1,612
Issuance costs in connection with ordinary shares	—	—	(9)	—	—	(9)
Other comprehensive loss	—	—	—	(488)	—	(488)
Net loss for the three-month period ended June 30, 2024	—	—	—	—	(48,620)	(48,620)
Balance at June 30, 2024	64,684,187	3	706,943	(3,614)	(623,293)	80,039
Issuance of ordinary shares in at-the-market offering	214,731	—	937	—	—	937
Issuance of ordinary shares in connection with registered offering	12,500,000	—	50,000	—	—	50,000
Issuance of ordinary shares in connection with private placement	250,000	—	1,000	—	—	1,000
Issuance costs in connection with ordinary shares	—	—	(1,861)	—	—	(1,861)
Share based compensation activity	46,500	—	6,185	—	—	6,185
Other comprehensive loss	—	—	—	(1,234)	—	(1,234)
Net loss for the three-month period ended September 30, 2024	—	—	—	—	(39,330)	(39,330)
Balance at September 30, 2024	77,695,418	$3	$763,204	$(4,848)	$(662,623)	$95,736

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

See Notes to Condensed Consolidated Financial Statements

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	For the Nine-Month Periods Ended September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(108,392)	$(104,242)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	19,074	20,756
Foreign currency (gain) loss	(2,644)	2,915
Depreciation and amortization	9,757	9,818
Net change in right-of-use assets and liabilities	(158)	(153)
Loss on disposal of equipment, furniture and fixtures	418	89
Amortization of interest on asset retirement obligations	146	130
Amortization of debt discount	824	809
Fair value adjustment	—	(53)
Gain on sale of nonfinancial assets	(28,434)	—
(Increase) decrease in operating assets:
Accounts receivable - related party	5,033	(198)
Prepaid expenses	(1,289)	1,212
Tax incentive receivable	8,170	(2,283)
Other current assets	923	898
Other assets, net	689	(15)
Increase (decrease) in operating liabilities:
Accounts payable	14,024	5,393
Accrued expenses	(23,350)	(13,917)
Other current liabilities	123	—
Deferred revenue - related party	23,867	(11,977)
Net cash used in operating activities	(81,219)	(90,818)

Cash flows from investing activities:
Purchase of property, plant and equipment	(3,737)	(17,144)
Proceeds from sale of nonfinancial assets	28,434	—
Net cash provided by (used in) investing activities	24,697	(17,144)

Cash flows from financing activities:
Payments of withholdings on shares withheld for income taxes	(2,340)	(1,519)
Proceeds from the issuance of ordinary shares	55,135	61,950
Issuance costs in connection with ordinary shares	(2,505)	(4,119)
Net cash provided by financing activities	50,290	56,312

Net decrease in cash, cash equivalents and restricted cash	(6,232)	(51,650)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	612	537
Cash, cash equivalents and restricted cash at beginning of the period	130,649	115,516
Cash, cash equivalents and restricted cash at end of the period	$125,029	$64,403

Supplemental disclosure of non-cash transactions:
Fixed asset acquisition included in accounts payable and accrued expenses	$1,897	$2,941
Change in estimate of asset retirement obligations	$370	—
Issuance of shares in connection with asset acquisition	$—	$209
Supplemental disclosure of cash flow information:
Cash paid for interest	$8,864	$9,965

See Notes to Condensed Consolidated Financial Statements

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.       Organization and Basis of Presentation

The Company

MeiraGTx Holdings plc and subsidiaries (the “Company” or “Meira Holdings”), an exempted company incorporated under the laws of the Cayman Islands, is a vertically integrated, clinical-stage genetic medicines company with a broad pipeline of late-stage clinical programs supported by end-to-end manufacturing capabilities. The Company has internal plasmid production for good manufacturing practices (“GMP”), two GMP viral vector production facilities as well as an in-house Quality Control hub for stability and release, all fit for IND through commercial supply. In addition, the Company has developed a proprietary manufacturing platform with leading yield and quality aspects and commercial readiness, core capabilities in viral vector design and optimization, and a potentially transformative riboswitch gene regulation platform technology that allows for the precise, dose-responsive control of gene expression by oral small molecules. The Company is focusing the riboswitch platform on the delivery of metabolic peptides including GLP-1, GIP, glucagon and PYY using oral small molecules, as well as cell therapy for oncology and autoimmune diseases. The Company has developed the technology to apply genetic medicine to more common diseases, increasing efficacy, addressing novel targets, and expanding access in some of the largest disease areas where the unmet need remains high. The Company owns and operates a GMP, multi-product, multi-viral vector manufacturing facility in London, United Kingdom (“UK”), which includes fill and finish capabilities and can supply the Company’s clinical and potential commercial material. Additionally, the Company’s second, large scale viral vector manufacturing facility and its first plasmid and DNA production facility in Shannon, Ireland, both of which are designed to meet GMP requirements, came online in 2022.

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

Under the Asset Purchase Agreement, Johnson & Johnson Innovative Medicine paid the Company a non-refundable upfront cash payment of $65.0 million in December 2023. Additionally, pursuant to and subject to the terms and conditions set forth in the Asset Purchase Agreement, Johnson & Johnson Innovative Medicine agreed to pay the Company future contingent consideration of up to an aggregate of $350.0 million, as follows: (i) a milestone payment of $50.0 million in connection with the achievement of the initiation of the extension study for the Phase 3 LUMEOS clinical trial for the RPGR Product, which milestone was achieved during the first quarter of 2024; (ii) $10.0 million upon completion of certain specified development services for the drug substance for the RPGR Product; (iii) $5.0 million upon completion of certain specified development services for the drug product for the RPGR Product; (iv) $175.0 million upon the first commercial sale of an RPGR Product in the United States; (v) $75.0 million upon the first commercial sale of an RPGR Product in at least one of the United Kingdom, France, Germany, Spain and Italy; (vi) $25.0 million upon completion of the transfer of certain manufacturing technology for drug substance and drug product from the Company to Johnson & Johnson Innovative Medicine; and (vii) $10.0 million upon regulatory approval of a Johnson & Johnson Innovative Medicine-selected manufacturing facility in each of the United States and European Union for commercial manufacture of the RPGR Product. Johnson & Johnson Innovative Medicine is also responsible for any royalty or milestone amounts that become payable on the RPGR Product under the UCLB RPGR License Agreement.

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

Interim Financial Statements

The accompanying condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, the condensed consolidated financial statements include all adjustments (consisting of normal recurring adjustments) necessary in order to make the condensed consolidated financial statements not misleading. Operating results for the nine-month period ended September 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2023 included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the “Form 10-K”).

Liquidity

The Company has not yet achieved profitable operations. There is no assurance that profitable operations, if ever achieved, could be sustained on a continuing basis. In addition, development activities, clinical and preclinical testing, and commercialization of the Company’s product candidates will require significant additional financing. The Company’s accumulated deficit at September 30, 2024 totaled $662.6 million, and management expects to incur substantial losses in future periods. The success of the Company is subject to certain risks and uncertainties, including, among others: uncertainty of product development; competition in the Company’s field of use; uncertainty of capital availability; uncertainty in the Company’s ability to enter into agreements with collaborative partners; expanding and protecting the Company’s intellectual property portfolio; dependence on third parties; and dependence on key personnel. For the nine months ended September 30, 2024, the Company used $81.2 million in cash flows from operations and there are no assurances that the Company will generate positive cash flows in the future. Additionally, there are no assurances that the Company will be successful in obtaining an adequate level of financing for the development and commercialization of its product candidates.

As of September 30, 2024, the Company had cash, cash equivalents and restricted cash in the amount of $125.0 million, which consisted of depository accounts and money market accounts held at large international banks. The Company estimates that its cash, cash equivalents on-hand, tax incentive receivable and accounts receivable – related party at September 30, 2024, will be sufficient to cover its expenses for at least the next twelve months from the date of issuance of these condensed consolidated financial statements.

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

Use of Estimates

Management considers many factors in selecting appropriate financial accounting policies and controls, and in developing the estimates and assumptions that are used in the preparation of these condensed consolidated financial statements. Management must apply significant judgment in this process. In addition, other factors may affect estimates, including expected business and operational changes, sensitivity and volatility associated with the assumptions used in developing estimates, and whether historical trends are expected to be representative of future trends. The estimation process often may yield a range of potentially reasonable estimates of the ultimate future outcomes and management must select an amount that falls within that range of reasonable estimates. This process may result in actual results differing materially from those estimated amounts used in the preparation of the financial statements if these results differ from historical experience, or other assumptions do not turn out to be substantially accurate, even if such assumptions are reasonable when made. In preparing these condensed consolidated financial statements, management used significant estimates in the following areas, among others: collaboration and service revenue, fair value of nonfinancial assets, stand-alone selling price and material rights in connection with the Asset Purchase and Supply Agreements, the accounting for research and development costs, share-based compensation, leases, asset retirement obligations, fair value of financial instruments and tax incentive receivable.

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

	September 30,	December 31,
	2024	2023
Cash and cash equivalents	$122,873	$129,566
Restricted cash	2,156	1,083
Total cash, cash equivalents and restricted cash in the condensed consolidated statement of cash flows	$125,029	$130,649

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

The table below represents the values of the Company's financial assets and liabilities that are required to be measured at fair value on a recurring basis (in thousands):

	Fair Value Measurement Using:
		Significant	Significant Other	Significant
	September 30,	Observable Inputs	Observable Inputs	Unobservable
Description	2024	(Level 1)	(Level 2)	(Level 3)
Cash equivalents	$111,518	$111,518	$—	$—
Restricted cash	$2,156	$2,156	$—	$—

	Fair Value Measurement Using:
		Significant	Significant Other	Significant
	December 31,	Observable Inputs	Observable Inputs	Unobservable
Description	2023	(Level 1)	(Level 2)	(Level 3)
Cash equivalents	$46,868	$46,868	$—	$—
Restricted cash	$1,083	$1,083	$—	$—

At September 30, 2024, the Company's financial instruments included cash and cash equivalents, restricted cash, accounts receivable – related party, and accounts payable. The carrying amounts reported in the Company's consolidated financial statements for these instruments approximates their respective fair values because of the short-term nature of these instruments. In addition, at September 30, 2024, the Company believed the carrying value of the Tranche 1 Notes (as defined in Note 10) approximates fair value as the interest rate is reflective of the rate the Company could obtain on debt with similar terms and conditions.

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

The change in asset retirement obligations is as follows (in thousands):

	For the Nine-Month Periods Ended September 30,
	2024	2023
Balance at beginning of period	$2,401	$2,179
Change in estimate	370	—
Amortization of interest	146	130
Effects of exchange rate changes	(37)	10
Balance at end of period	$2,880	$2,319

IDA Ireland Grant

In August 2021, Meira Ireland entered into an agreement pursuant to which it received a grant from IDA Ireland for financial assistance in establishing its operations in Shannon, Ireland. Under the terms of the grant, Meira Ireland is eligible to receive the lesser of €1.0 million or €10,000 for each job created (the “employment grant”) and the lesser of €1.2 million or 4% of the actual expenditure on the provision of machinery and equipment (the “capital grant”). Meira Ireland may apply for a drawdown of the employment grant once a job has been created and the position has been held for a period of at least one month, and may apply for a drawdown of the capital grant once an eligible asset has been purchased and installed, conditioned on the creation of a cumulative number of jobs by the end of the immediately preceding year. An aggregate of 100 jobs must be created to receive the maximum benefit under the capital grant. An application for a drawdown must be accompanied by an audit certification for compliance with the terms of the grant. The Company has a guarantee in place with a bank in favor of IDA Ireland, pursuant to which it restricts cash in the amount of claims made under the grant such that the Company maintains the funds to cover any portion of the grant income that may become repayable in the future. This amount is presented as restricted cash in the accompanying consolidated balance sheet. All grant drawdowns must be completed by December 31, 2024, and the agreement terminates on the later of five years from the date of the last payment from the grant or five years from completion of the capital investment, which is expenditure of at least €30.0 million on eligible machinery and equipment.

The Company recognizes grant income when there is reasonable assurance that the Company will comply with the conditions attached to the grant and that it will receive the grant. Grant income from the employment grant is recognized as a deduction from the amount of the related expense, and grant income from the capital grant is deducted from the carrying amount of the related asset and recognized in income over the asset’s useful life in the form of a reduced depreciation charge. The Company received its first drawdown under the grant in 2023, which was comprised of $0.6 million for the employment grant and $0.4 million for the capital grant. The Company received its second drawdown under the grant in 2024, which was comprised of $0.5 million for the employment grant and $0.5 million for the capital grant. The Company recognized $0.6 million of grant income as a reduction of research and development expenses in the accompanying condensed consolidated statements of operations and comprehensive loss during each of the three-month and nine-month periods ended September 30, 2024. The Company did not recognize any grant income during the three-month and nine-month periods ended September 30, 2023.

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

Collaboration Arrangements

The Company evaluates its collaborative arrangements pursuant to ASC 808, Collaborative Arrangements (“ASC 808”) and ASC 606, Revenue from Contracts with Customers (“ASC 606”). The Company considers the nature and contractual terms of collaborative arrangements and assesses whether the arrangement involves a joint operating activity pursuant to which the Company is an active participant and is exposed to significant risks and rewards with respect to the arrangement. If the Company is an active participant and is exposed to significant risks and rewards with respect to the arrangement, the Company accounts for the arrangement as a collaboration under ASC 808. To date, the Company entered into two separate collaboration agreements, both of which were with Johnson & Johnson Innovative Medicine, which were determined to be within the scope of ASC 808.

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

Research and Development Services: Under the Collaboration Agreement, the Company incurred research and development costs, with Johnson & Johnson Innovative Medicine responsible for up to 100% of the costs, depending on the type of research and development services being performed. The Company recorded costs associated with the development activities as research and development expenses in the condensed consolidated statements of operations and comprehensive loss consistent with ASC 730, Research and Development. The reimbursement of the research and development costs by Johnson & Johnson Innovative Medicine was representative of the joint risk sharing nature of the arrangement. The Company considered the guidance in ASC 808 and recognizes the payments received from Johnson & Johnson Innovative Medicine as a reduction to research and development expense when the related costs are incurred. Under the Asset Purchase Agreement, research and development services (PPQ services) are recorded as incurred under cost of service revenue – related party.

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

The following securities are considered to be ordinary share equivalents, but were not included in the computation of diluted net loss per ordinary share because to do so would have been anti-dilutive:

	September 30,	September 30,
	2024	2023
Share options	8,273,270	8,307,672
Restricted share units	4,252,250	2,661,250
Deferred share units	272,500	185,000
Warrants	700,000	700,000
Restricted ordinary shares subject to forfeiture	—	14,049
	13,498,020	11,867,971

Segment Information

Management has concluded it has a single reporting segment for purposes of reporting financial condition and results of operations.

The Company’s service and license revenue, research funding and deferred revenue from the Collaboration Agreement and the Asset Purchase Agreement and related agreements were generated in the United Kingdom.

The following table summarizes long-lived assets by geographical area (in thousands):

	September 30,	December 31,
	2024	2023
United States	$8,214	$11,071
United Kingdom	32,241	33,798
European Union	109,926	112,487
	$150,381	$157,356

Recent Accounting Pronouncements Not Yet Adopted

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

3.       Equity Method and Other Investments

The Company’s investments consist of the following (in thousands):

		September 30, 2024
Investee	Investment Type	Ownership Percentage	Carrying Value	Cost Basis
Visiogene LLC	Equity Method Investment	25%	$5,150	$5,165
Other	Equity Investment	0.9%	1,616	1,500
Total equity method and other investments			$6,766	$6,665

4.       Accrued Expenses

Accrued expenses for the periods presented are comprised of the following (in thousands):

	September 30,	December 31,
	2024	2023
Clinical trial costs	$5,652	$8,713
Research and development	3,841	5,834
Professional fees	3,031	6,499
Manufacturing costs	1,993	2,634
Compensation and benefits	1,712	12,129
Consulting	1,258	2,104
Fixed assets	1,194	1,472
Rent and facilities costs	180	142
Interest on Tranche 1 Notes	—	2,936
Other	480	176
	$19,341	$42,639

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

Options

A summary of the Company’s share option activity related to employees, non-employee members of the board of directors and non-employee consultants as of December 31, 2023 and for the nine-month period ended September 30, 2024 is as follows (in thousands, except share and per share amounts):

			Weighted-
		Weighted-	Average
		Average	Remaining
	Number of	Exercise	Contractual
	Options	Price	Term (years)
Outstanding at December 31, 2023	8,226,707	$12.96	6.35	years
Granted	365,100	$6.16
Forfeited	(318,537)	$15.69
Outstanding at September 30, 2024	8,273,270	$12.57	5.68	years
Options exercisable at September 30, 2024	6,673,069	$12.99	5.10	years
Options vested and expected to vest at September 30, 2024	8,273,270	$12.57	5.68	years
Aggregate intrinsic value of options outstanding as of September 30, 2024	$526
Aggregate intrinsic value of options exercisable as of September 30, 2024	$526

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

The Company recorded the following share-based compensation expense in connection with the options for the three-month and nine-month periods ended September 30, 2024 and 2023 (in thousands):

	Three-Month Periods Ended September 30,
	2024	2023
Research and development	$1,450	$2,169
General and administrative	971	1,300
Total share-based compensation	$2,421	$3,469

	Nine-Month Periods Ended September 30,
	2024	2023
Research and development	$4,665	$6,441
General and administrative	3,048	3,839
Total share-based compensation	$7,713	$10,280

The total fair value of options vested during the three-month periods ended September 30, 2024 and 2023 was $2.3 million and $2.8 million, respectively.

The total fair value of options vested during the nine-month periods ended September 30, 2024 and 2023 was $9.8 million and $12.5 million, respectively.

The weighted-average grant date fair value of options granted during the nine-month periods ended September 30, 2024 and 2023 was $3.91 per share and $5.67 per share, respectively.

The grant date fair values of the share options granted were estimated using the Black-Scholes option valuation model with the following ranges of assumptions:

	2024	2023
Risk-free interest rate	4.04 - 4.17%	3.91 - 4.11%
Expected volatility	67%	72%
Expected dividend yield	0%	0%
Expected term (in years)	3.6 - 6.1	6.1

As of September 30, 2024, the total compensation expense relating to unvested options granted that had not yet been recognized was $10.8 million, which is expected to be realized over a period of 3.4 years. The Company will issue shares upon exercise of options from ordinary shares reserved under the Plans.

Restricted Share Units

A summary of the Company’s RSU activity related to employees, non-employee members of the board of directors and non-employee consultants as of December 31, 2023 and for the nine-month period ended September 30, 2024 is as follows:

		Weighted-
	Number of	Average
	Restricted	Grant Date
	Share Units	Fair Value
Outstanding at December 31, 2023	2,661,250	$15.24
Granted	2,638,500	$5.97
Vested	(1,002,500)	$18.14
Forfeited	(45,000)	$4.87
Outstanding at September 30, 2024	4,252,250	$8.91

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

The Company recorded the following share-based compensation expense in connection with the RSUs for the three-month and nine-month periods ended September 30, 2024 and 2023 (in thousands):

	Three-Month Periods Ended September 30,
	2024	2023
Research and development	$1,292	$1,081
General and administrative	2,591	2,503
Total share-based compensation	$3,883	$3,584

	Nine-Month Periods Ended September 30,
	2024	2023
Research and development	$3,785	$3,128
General and administrative	7,576	7,348
Total share-based compensation	$11,361	$10,476

As of September 30, 2024, the total compensation expense relating to unvested RSUs granted that had not yet been recognized was $25.7 million, which is expected to be realized over a period of 3.6 years.

To satisfy employee minimum statutory tax withholding requirements for restricted share units that vest, the Company withholds a portion of the vesting ordinary shares. During the nine months ended September 30, 2024 and 2023, the Company withheld 377,152 and 237,859 ordinary shares with a total value of approximately $2.3 million and $1.5 million, respectively. These amounts are presented as a cash outflow from financing activities in the accompanying condensed consolidated statement of cash flows.

During the three-month and nine-month periods ended September 30, 2024 and 2023, the Company recognized total share-based compensation expense in the accompanying condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three-Month Periods Ended September 30,
	2024	2023
Research and development	$2,742	$3,250
General and administrative	3,562	3,803
Total share-based compensation	$6,304	$7,053

	Nine-Month Periods Ended September 30,
	2024	2023
Research and development	$8,450	$9,569
General and administrative	10,624	11,187
Total share-based compensation	$19,074	$20,756

During the three-month period ended September 30, 2024, the Company modified an award for one participant and recognized $0.1 million in general and administrative expense related to the modification. During the three-month period ended September 30, 2023, the Company modified certain awards for two participants and recognized $0.04 million related to the modifications, $0.01 million of which was recognized in research and development expense and $0.03 million was recognized in general and administrative expense. The terms of such modifications included, on an award-by-award basis, acceleration of the vesting period and/or extensions of the post-employment period to exercise.

During the nine-month period ended September 30, 2024, the Company modified an award for one participant and recognized $0.1 million in general and administrative expense related to the modification. During the nine-month period ended September 30, 2023, the Company modified certain awards for six participants and recognized $0.3 million related to the modifications, $0.1 million of which was recognized in research and development expense and $0.2 million was recognized in general and administrative expense. The terms of such modifications included, on an award-by-award basis, acceleration of the vesting period and/or extensions of the post-employment period to exercise.

The Company does not expect to realize any tax benefits from its share option activity or the recognition of share-based compensation expense because the Company currently has net operating losses and has a full valuation allowance against its deferred tax assets. Accordingly, no amounts related to excess tax benefits have been reported in cash flows from operations or cash flows from financing activities for the nine-month periods ended September 30, 2024 and 2023.

6.       Ordinary Shares

At-the-Market

In December 2023, the Company entered into an “at-the-market” sales agreement with BofA Securities, Inc., or BofA, pursuant to which the Company may sell from time to time, ordinary shares having an aggregate offering price of up to $100.0 million through BofA, acting as the Company’s agent. During the nine-month period ended September 30, 2024, the Company raised gross proceeds of $4.1 million through the sale of 806,555 ordinary shares pursuant to an “at-the-market” equity offering program. Under the “at-the-market” equity program which is currently effective and may remain available for the Company to use in the future, the Company may sell an additional $95.9 million of ordinary shares. Whether the Company chooses to affect future sales under the “at-the-market” equity offering program will depend on a number of factors, including, among others, market conditions and the trading price of the Company’s ordinary shares relative to other sources of capital.

Equity Financing

On August 12, 2024, the Company entered into an underwriting agreement with BofA in connection with the issuance and sale by the Company in a public offering of 12,500,000 shares of the Company’s ordinary shares at a public offering price of $4.00 per share, less underwriting discounts and commissions, pursuant to an effective shelf registration statement on Form S-3 (Registration No. 333-276183) and a related prospectus supplement filed with the Securities and Exchange Commission (the “SEC”). The closing of the offering occurred on August 13, 2024. The Company received gross proceeds from the offering of $50.0 million and incurred underwriting discounts and commissions and estimated offering expenses of approximately $1.9 million.

On August 12, 2024, the Company agreed to sell shares to an accredited investor (the “Investor”) through a private placement rather than through the public offering and as a result, on August 23, 2024, the Company entered into a securities purchase agreement with the Investor, pursuant to which the Company, in a private placement, agreed to issue and sell to the Investor 250,000 ordinary shares at a purchase price of $4.00 per share, for gross proceeds of $1.0 million (the “Private Placement”). The closing of the Private Placement occurred on August 29, 2024.

7.       Income Taxes

The Company did not record a provision for income taxes for the three-month and nine-month periods ended September 30, 2024 and 2023, as the Company has generated losses for all periods.

The Company periodically evaluates the realizability of its deferred tax assets based on all available evidence, both positive and negative. The realization of deferred tax assets is dependent on the Company’s ability to generate sufficient future taxable income during periods prior to the expiration of tax attributes to fully utilize these assets. The Company weighed both positive and negative evidence and determined that there is a continued need for a full valuation allowance on its deferred tax assets (after consideration of the reversal of the deferred tax liabilities for the ROU assets and fixed assets) in the United States, United Kingdom, Ireland and Netherlands as of September 30, 2024. Should the Company determine that it would be able to realize its remaining deferred tax assets in the foreseeable future, an adjustment to its remaining deferred tax assets would cause a material increase to income in the period such determination is made.

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

Asset Purchase and Related Agreements

On December 20, 2023, the Company entered into the Asset Purchase Agreement with Johnson & Johnson Innovative Medicine pursuant to which the Company sold and assigned to Johnson & Johnson Innovative Medicine, and Johnson & Johnson Innovative Medicine purchased and assumed, the UCLB RPGR License Agreement relating to the research, development, manufacture and exploitation of the RPGR Product, and other related assets as described in the Asset Purchase Agreement. Simultaneously, the Company and Johnson & Johnson Innovative Medicine also entered into a Supply Agreement pursuant to which the Company agreed to manufacture and supply the RPGR Product for Johnson & Johnson Innovative Medicine. Under the Supply Agreement, MeiraGTx UK II, together with its affiliates, will manufacture commercial supply of the RPGR Product for Johnson & Johnson Innovative Medicine for an initial term of four years, with Johnson & Johnson Innovative Medicine having an option to extend the Supply Agreement for a fifth year upon written notification. Johnson & Johnson Innovative Medicine may terminate the Supply Agreement for convenience upon 90 days’ written notice with payment of a termination fee. Under the Asset Purchase Agreement, Johnson & Johnson Innovative Medicine paid the Company a non-refundable upfront fee of $65.0 million in December 2023 and the Company is eligible to receive fees from commercial supply of the RPGR Product and in addition, milestones of up to $350.0 million, as follows: (i) a milestone payment of $50.0 million in connection with the achievement of the initiation of the extension study for the Phase 3 LUMEOS clinical trial for the RPGR Product, which milestone was achieved during the first quarter of 2024; (ii) $10.0 million upon completion of certain specified development services for the drug substance for the RPGR Product; (iii) $5.0 million upon completion of certain specified development services for the drug product for the RPGR Product; (iv) $175.0 million upon the first commercial sale of an RPGR Product in the United States; (v) $75.0 million upon the first commercial sale of an RPGR Product in at least one of the United Kingdom, France, Germany, Spain and Italy; (vi) $25.0 million upon completion of the transfer of certain manufacturing technology for drug substance and drug product from the Company to Johnson & Johnson Innovative Medicine; and (vii) $10.0 million upon regulatory approval of a Johnson & Johnson Innovative Medicine-selected manufacturing facility in each of the United States and European Union for commercial manufacture of the RPGR Product. Johnson & Johnson Innovative Medicine is also responsible for any royalty or milestone amounts that become payable on the RPGR Product under the UCLB RPGR License Agreement.

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

Asset Purchase and Related Agreements

The agreements entered into in December 2023 were executed at the same time and were negotiated with a single commercial objective; therefore, the contracts were combined and accounted for as a single contract. These agreements were accounted for as a termination of the existing Collaboration Agreement and the creation of a new contract where the transaction price includes the remaining deferred revenue – related party from the terminated agreement of $30.6 million, the fixed upfront payment of $65.0 million under the Asset Purchase Agreement, and an aggregate of $1.8 million estimated variable consideration for transition services, offset by a credit of $5.1 million for pre-funded inventory, totaling $92.3 million. The transaction price was allocated to four performance obligations on a relative SSP basis, subject to certain exceptions for discounts and variable consideration. As the SSPs are not directly observable for any of the distinct goods and services, the SSPs were estimated based on a valuation. The total transaction price of $92.3 million was allocated to the performance obligations with respect to SSPs as follows: process performance qualification (“PPQ”) services in the amount of $2.9 million net of future billings, material rights representing the commercial supply of RPGR Product and an in-substance contract renewal option in the amount of $6.9 million, manufacturing technology transfer in the amount of $28.7 million, and the sale of nonfinancial assets representing the sale and transfer of all the Company’s right, title, and interest in the intellectual property related to the RPGR Product and the assignment of the UCLB RPGR License Agreement to Johnson & Johnson Innovative Medicine in the amount of $53.8 million.

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

During the third quarter of 2024, the Company entered into additional agreements to provide additional services under the Asset Purchase Agreement and related agreements amounting to $3.9 million which was included in the transaction price and allocated to each of the respective performance obligations. Furthermore, the Company recorded certain changes in estimates related to the valuation of its performance obligations and reclassified expenses incurred for the PPQ services from research and development expenses to cost of service revenue – related party and service revenue – related party.

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

During the nine-month period ended September 30, 2024, the Company recognized a gain of $28.4 million, related to the sale of nonfinancial assets which is included in other income in the condensed consolidated statements of operations and comprehensive loss.

As of September 30, 2024, the aggregate transaction price allocated to unsatisfied performance obligations was $64.0 million which the Company expects to recognize over an estimated period of approximately 3.3 years.

A summary of the deferred revenue recognition is as follows (in thousands):

Deferred revenue at December 31, 2023	$36,943
Milestone payment allocated to performance obligations	21,566
Other amounts collected or invoiced	5,374
Deferred revenue recognized as service revenue during the nine-month period ended September 30, 2024	(2,825)
Effects of exchange rate changes	2,951
Deferred revenue at September 30, 2024	$64,009

During the three-month period ended September 30, 2024, the Company recognized $1.8 million of deferred revenue – related party as service revenue in connection with PPQ services under the Asset Purchase Agreement and related agreements. During the three-month period ended September 30, 2023, the Company recognized $5.1 million of deferred revenue – related party in connection with the Collaboration Agreement as license revenue.

During the nine-month period ended September 30, 2024, the Company recognized $2.8 million of deferred revenue – related party as service revenue in connection with PPQ services under the Asset Purchase Agreement and related agreements. During the nine-month period ended September 30, 2023, the Company recognized $12.0 million of deferred revenue – related party in connection with the Collaboration Agreement as license revenue.

During the three-month period ended September 30, 2024, $10.9 million of service revenue was recognized based on cumulative progress of PPQ services under the Asset Purchase Agreement and related agreements. During the three-month period ended September 30, 2023, the Company recognized $16.2 million related to the reimbursement of research and development expenses under the Collaboration Agreement, which were recorded as an offset to research and development expenses.

During the nine-month period ended September 30, 2024, $11.9 million of service revenue was recognized based on cumulative progress of PPQ services under the Asset Purchase Agreement and related agreements. During the nine-month period ended September 30, 2023, the Company recognized $60.6 million related to the reimbursement of research and development expenses under the Collaboration Agreement, which were recorded as an offset to research and development expenses.

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

Total rent expense under these leases was $1.4 million and $1.4 million for the three-month periods ended September 30, 2024 and 2023, respectively.

Total rent expense under these leases was $4.3 million and $4.1 million for the nine-month periods ended September 30, 2024 and 2023, respectively.

Four clinical trial site leases were assigned to Johnson & Johnson Innovative Medicine during the three-month period ended September 30, 2024 in connection with the Asset Purchase Agreement and related agreements. There were no leases recognized during the nine-month periods ended September 30, 2024 and 2023.

The components of lease cost for the three-month and nine-month periods ended September 30, 2024 and 2023 are as follows (in thousands):

	Three-Month Periods Ended September 30,
	2024	2023
Finance lease cost
Amortization of right-of-use assets	$218	$274
Total finance lease cost	218	274
Operating lease cost	1,428	1,371
Short-term lease cost	74	40
Total lease cost	$1,720	$1,685

	Nine-Month Periods Ended September 30,
	2024	2023
Finance lease cost
Amortization of right-of-use assets	$778	$838
Total finance lease cost	778	838
Operating lease cost	4,300	4,103
Short-term lease cost	162	119
Total lease cost	$5,240	$5,060

Amounts reported in the condensed consolidated balance sheets for leases where the Company is the lessee as of September 30, 2024 and December 31, 2023 were as follows (in thousands):

	September 30,		December 31,
	2024		2023
Operating leases
Right-of-use assets	$12,782		$15,910
Capitalized lease obligations	$13,793		$17,145
Finance leases
Right-of-use assets	$24,107		$24,432
Weighted-average remaining lease term
Operating leases	3.8	years	4.3	years
Finance leases	174.1	years	174.8	years
Weighted-average discount rate
Operating leases	8.8%		8.8%
Finance leases	8.0%		8.0%

Other information related to leases for the three-month and nine-month periods ended September 30, 2024 and 2023 are as follows (in thousands):

	Three-Month Periods Ended September 30,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$1,329	$1,407

	Nine-Month Periods Ended September 30,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$4,180	$4,233

Future minimum lease payments under non-cancellable leases as of September 30, 2024 are as follows (in thousands):

Operating Leases
2024	$1,309
2025	5,359
2026	5,548
2027	1,624
2028	1,400
Thereafter	735
Total undiscounted lease payments	$15,975
Less: Imputed interest	(2,182)
Total lease liabilities	$13,793

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

The Notes Purchase Agreement provides for an initial $75.0 million notes issuance (the “Tranche 1 Notes”).  Pursuant to the First Consent and Amendment, the Company was able to request in its sole discretion, and Perceptive agreed to subscribe to purchase upon such request, an additional $25.0 million notes issuance (the “Tranche 2 Notes”) at any time before August 2, 2024 subject to the terms of the Notes Purchase Agreement. Previously, the Company’s request for issuance of the Tranche 2 Notes was to be determined at Perceptive’s sole discretion. The Notes Purchase Agreement matures on August 2, 2026 and is interest-only during the term. The Company has the option to redeem outstanding principal notes at any time along with an applicable early redemption fee. Under each of the First Consent and Amendment and the Second Consent and Amendment, the Notes Purchase Agreement was amended to increase the applicable early redemption fee. Outstanding amounts under the Notes Purchase Agreement bear interest at a fluctuating rate per annum equal to 10.00% plus the secured overnight financing rate administered by the Federal Reserve Bank of New York for a one-month tenor, subject to a 1.00% floor. The annual interest rate was 15.35% at September 30, 2024. As of September 30, 2024, the outstanding balance of the Tranche 1 Notes was $75.0 million plus interest payable of $2.9 million. During the three-month periods ended September 30, 2024 and 2023, the Company recorded interest expense of $2.9 million and $2.9 million, respectively. During the nine-month periods ended September 30, 2024 and 2023, the Company recorded interest expense of $8.8 million and $8.4 million, respectively.

The Company’s obligations under the Notes Purchase Agreement are secured by the Company’s London, UK and Shannon, Ireland manufacturing facilities, $3.0 million of the Company’s cash and the bank accounts of the Subsidiary Guarantors, and the issued and outstanding equity interests of the Subsidiary Guarantors.

The Notes Purchase Agreement imposes certain covenants and restrictions on the Company and the Subsidiary Guarantors, including restrictions pertaining to: (i) the incurrence of additional indebtedness, (ii) limitations on liens, (iii) limitations on certain investments, (iv) making distributions, dividends and other payments, (v) mergers, consolidations and acquisitions, (vi) dispositions of assets, (vii) the Company’s maintenance of at least $3.0 million in a U.S. bank account, (viii) transactions with affiliates, (ix) changes to governing documents, (x) changes to certain agreements and leases and (xi) changes in control; however, certain of these restrictions contain exceptions which allow the Company to license, sell and monetize assets in its AAV-hAQP1 program in development to treat radiation-induced xerostomia, its AAV-GAD program in development to treat Parkinson’s disease and its gene regulation platform technologies. As of September 30, 2024, the Company is in compliance with all covenants.

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

The Company also capitalized certain lender and legal costs associated with the Notes Purchase Agreement totaling $2.1 million, which were recorded as a discount to the loan. The aggregate discount of $4.4 million is being amortized to interest expense over the term of the Notes Purchase Agreement. The Company amortized $0.3 million of the discount to interest expense during each of the three-month periods ended September 30, 2024 and 2023. The Company amortized $0.8 million of the discount to interest expense during each of the nine-month periods ended September 30, 2024 and 2023. At September 30, 2024, the remaining unamortized discount was $2.1 million.

11. Commitments and Contingencies

There were no new material commitments or contingencies entered into during the nine-month period ended September 30, 2024.

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

Overview

We are a vertically integrated, clinical-stage genetic medicines company with a broad pipeline of late-stage clinical programs supported by end-to-end manufacturing capabilities. We have internal plasmid production for good manufacturing practices, or GMP, two GMP viral vector production facilities as well as an in-house Quality Control hub for stability and release, all fit for IND through commercial supply. In addition, we have developed a proprietary manufacturing platform with leading yield and quality aspects and commercial readiness, core capabilities in viral vector design and optimization and a potentially transformative riboswitch gene regulation platform technology that allows for the precise, dose-responsive control of gene expression by oral small molecules. We are focusing the riboswitch platform on the delivery of metabolic peptides including GLP-1, GIP, glucagon and PYY using oral small molecules, as well as cell therapy for oncology and autoimmune diseases. We have developed the technology to apply genetic medicine to more common diseases, increasing efficacy, addressing novel targets, and expanding access in some of the largest disease areas where the unmet need remains high. We are an exempted company incorporated under the laws of the Cayman Islands in 2018, and prior to that, we commenced operations as MeiraGTx Limited, a private limited company incorporated under the laws of England and Wales in 2015.

Our discussion of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). Since our formation, we have devoted substantially all of our resources to developing our technology platform, establishing our viral vector manufacturing facilities and our GMP plasmid and DNA production facility and developing manufacturing processes, advancing the product candidates in our ophthalmology, salivary gland and neurodegenerative disease programs, building our intellectual property portfolio, organizing and staffing our Company, developing our business plan, raising capital, and providing general and administrative support for these operations. To date, we have financed our operations primarily with cash on hand, proceeds from the sales of our Series A ordinary shares, convertible preferred C shares and ordinary shares, debt financing and upfront and milestone payments in connection with the Collaboration, Option and License Agreement with Johnson & Johnson Innovative Medicine (formerly known as Janssen Pharmaceuticals, Inc.), dated as of January 30, 2019 (the “Collaboration Agreement”), which also provided us with research funding, and the Asset Purchase Agreement, dated as of December 20, 2023, we entered into with Johnson & Johnson Innovative Medicine (the “Asset Purchase Agreement”) pursuant to which we sold and assigned to Johnson & Johnson Innovative Medicine, and Johnson & Johnson Innovative Medicine purchased and assumed, that certain License Agreement, dated February 5, 2019, by and between UCL Business Plc (now UCL Business Ltd.) (“UCLB”), on the one hand, and MeiraGTx UK II Limited and MeiraGTx Limited, on the other hand (the “UCLB RPGR License Agreement”), relating to the research, development, manufacture and exploitation of botaretigene sparoparvovec, or bota-vec (formerly referred to as AAV-RPGR), for the treatment of X-linked retinitis pigmentosa related to mutations in the retinitis pigmentosa GTPase regulator gene, or XLRP-RPGR (the “RPGR Product”), and other related assets as described in the Asset Purchase Agreement. Through September 30, 2024, we received gross proceeds of approximately $618.1 million from sales of our ordinary shares, Series A ordinary shares and convertible preferred C shares, gross proceeds of approximately $75.0 million from issuance of debt, $130.0 million from the Collaboration Agreement, and $115.0 million from the Asset Purchase Agreement. As of September 30, 2024, we had cash, cash equivalents and restricted cash of

$125.0 million, as well as $3.3 million in receivables due from Johnson & Johnson Innovative Medicine in connection with transition services we provided to Johnson & Johnson Innovative Medicine.

We are a clinical stage company and have not generated any product revenues to date. We have ongoing clinical development programs and a broad pipeline of preclinical programs. Since inception, we have incurred significant operating losses. Our net losses for the three-month periods ended September 30, 2024 and 2023 were $39.3 million and $44.3 million, respectively. For the nine-month periods ended September 30, 2024 and 2023, our net losses were $108.4 million and $104.2 million, respectively. As of September 30, 2024, we had an accumulated deficit of $662.6 million. We do not expect to generate revenue from sales of products for several years, if at all. Under the Collaboration Agreement, we received an upfront payment in the amount of $100.0 million in March 2019 and a milestone payment in the amount of $30.0 million in December 2021. Additionally, pursuant to the Collaboration Agreement, we received research and development funding for certain research, manufacturing and clinical development costs. On December 20, 2023, we entered into an Asset Purchase Agreement with Johnson & Johnson Innovative Medicine pursuant to which the Company sold and assigned to Johnson & Johnson Innovative Medicine a License Agreement between the Company and UCLB relating to the research, development, manufacture and exploitation of the RPGR Product, and other related assets as described in the Asset Purchase Agreement. In connection with entering into the Asset Purchase Agreement, we entered into a Termination Agreement with Johnson & Johnson Innovative Medicine terminating the Collaboration Agreement. The Company and Johnson & Johnson Innovative Medicine also entered into a Supply Agreement on December 20, 2023 (the “Supply Agreement”) pursuant to which the Company agreed to manufacture and supply the RPGR Product for Johnson & Johnson Innovative Medicine. In December 2023, we received a non-refundable upfront payment of $65.0 million in connection with the Asset Purchase Agreement, and in the first quarter of 2024 we received a milestone payment of $50.0 million in connection with the achievement of the initiation of the extension study for the Phase 3 LUMEOS clinical trial for the RPGR Product.

Our total operating expenses for the three-month periods ended September 30, 2024 and 2023 were $51.0 million and $37.9 million, respectively. For the nine-month periods ended September 30, 2024 and 2023, our total operating expenses were $144.6 million and $105.3 million, respectively. We expect to continue incurring costs associated with our clinical activities for AAV-hAQP1 for the treatment of radiation-induced xerostomia and xerostomia associated with Sjogren’s syndrome, as well as for AAV-GAD for the treatment of Parkinson’s disease. We also incurred expenses during the nine-month period ended September 30, 2024 and expect to continue to incur expenses related to research activities in additional therapeutic areas to expand our pipeline, developing our potentially transformative gene regulation technology, hiring additional personnel as needed in manufacturing, research, clinical operations, quality and other functional areas, and associated cash and share-based compensation expense, as well as the further development of internal manufacturing capabilities and capacity and other associated costs including the management of our intellectual property portfolio.

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

Based on our cash, cash equivalents, tax incentive receivable and accounts receivable – related party at September 30, 2024 and the near-term milestone payments we expect to receive under the Asset Purchase Agreement, we estimate that such funds will be sufficient to enable us to fund our operating expenses and capital expenditure requirements into the second quarter of 2026. This estimate does not include the $285.0 million in milestones we are eligible to receive under the Asset Purchase Agreement upon first commercial sale of an RPGR Product in the United States and in at least one of the United Kingdom, France, Germany, Spain and Italy, for completion of the transfer of certain manufacturing technology to Janssen and upon regulatory approval of a Janssen-selected manufacturing facility in each of the United States and European Union, or EU, for commercial manufacture of the RPGR Product. We have based these estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. See “Liquidity and Capital Resources.” Because of the numerous risks and uncertainties associated with the development of our product candidates, any future product candidates, our platform and technology and because the extent to which we may enter into collaborations with third parties for development of any of our product candidates is unknown, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidates.

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

Recent Development Highlights and Anticipated Milestones

AAV-GAD for the Treatment of Parkinson’s Disease:

The primary study objective of safety and tolerability was met and significant and clinically meaningful improvements from baseline were demonstrated for key efficacy endpoints at 26 weeks.

Top-line data summary:

●	AAV-GAD was safe and well tolerated, with no serious adverse events (SAEs) related to AAV-GAD treatment.
●	At Week 26, a statistically significant 18-point average improvement from baseline in Unified Parkinson’s Disease Rating Scale (UPDRS) Part 3 “off” medication score was demonstrated in the high dose group (p=0.03), with no significant change in the sham or low dose groups. For the UPDRS Part 3 in the “off” state, a change of 5 to 10 points is considered clinically meaningful.
●	Significant improvements from baseline in the disease-specific, patient-reported quality of life Parkinson’s Disease Questionnaire (PDQ-39) score were demonstrated in both the high and low dose groups with no significant change in the sham group at Week 26:
●	In the high dose AAV-GAD group, the PDQ-39 score improved by 8 points from baseline (p=0.02), the low dose group improved by 6 points from baseline (p=0.04), while the 0.2 point worsening in the sham surgery group was not statistically significant. For the PDQ-39, a 2 to 4-point change is considered clinically meaningful.
●	A dose response in PDQ-39 score was observed, with 100% of participants in the high dose group, 60% of participants in the low dose group, and 25% of participants in the sham surgery group reporting an improvement.
●	For the PDQ-39 score, there was a trend to significance between the high dose and sham surgery groups at 6 months (n=4 evaluable per group).

AAV-AIPL1 for the Treatment of Leber Congenital Amaurosis (LCA4) Retinal Dystrophy:

●	Following recent meetings with the MHRA, we intend to submit a Marketing Authorization Application (MAA) under exceptional circumstances for AAV-AIPL1 in the United Kingdom.
●	We are currently engaging with the FDA to discuss a path forward for regulatory approval in the United States.
●	We were awarded an Innovation Passport designation by the U.K. Innovative Licensing and Access Pathway Steering Group for AAV8-RK-AIPL1.
●	Meaningful responses have been observed in 11 out of 11 LCA4 children treated to date with AAV-AIPL1. All children were treated between 1 and 4 years old, all were blind on treatment, and all gained visual acuity 4 or more weeks following treatment.
●	Our AAV-AIPL1 for the treatment of inherited retinal dystrophy due to defects in the AIPL1 gene has been granted orphan drug and now RPDD by the FDA and orphan designation by the European Commission.

Rare Pediatric Disease Designation Awards from the FDA:

●	The Offices of Orphan Products Development and Pediatric Therapeutics of the FDA has granted RPDD to three of our inherited retinal disease programs:
o	AAV8-RK-AIPL1 for the treatment of LCA4 retinal dystrophy
o	AAV8-RK-BBS10 for the treatment of Bardet-Biedl syndrome (BBS) due to BBS10 mutations
o	AAV5-RDH12 for the treatment of RDH12 associated retinal dystrophy

An RPDD may be granted by the FDA to drugs and biologics intended to treat certain orphan diseases affecting fewer than 200,000 patients in the U.S., the serious or life-threatening manifestations of which primarily affect individuals aged 18 years or younger. Under the FDA’s Rare Pediatric Disease Priority Review Voucher (PRV) program, a sponsor that receives approval for a biologics license application for a rare pediatric disease may be eligible to receive a voucher for a priority review of a subsequent marketing application for a different product. PRVs may be used by the sponsor or sold to another sponsor for their use and have recently been sold for between $100 million to $158 million.

AAV2-hAQP1 for the Treatment of Xerostomia:

●	Data from our Phase 1 AQUAx clinical trial were presented in an oral session at the American Academy of Oral Medicine (AAOM) 2024 annual meeting in April 2024, demonstrating that treatment with AAV2-hAQP1 resulted in significant improvements across three different patient-reported outcomes and in saliva production, with no treatment-related serious adverse events or dose-limiting toxicities reported.
●	We continue to enroll and dose participants at multiple sites in the U.S., Canada and the U.K. in the Phase 2 AQUAx2 (NCT05926765) randomized, double-blind, placebo-controlled study.
●	We recently gained alignment with the FDA on requirements for the ongoing Phase 2 AQUAx2 clinical trial for grade 2/3 radiation-induced xerostomia to be considered a pivotal trial in support of a potential BLA filing.

Botaretigene Sparoparvovec for the Treatment of XLRP:

●	Data from the Phase 3 LUMEOS trial of botaretigene sparoparvovec (bota-vec) for the treatment of X-linked retinitis pigmentosa in collaboration with Johnson & Johnson Innovative Medicine is expected towards the end of this year. We are eligible to receive up to $285 million upon the first commercial sales of bota-vec in the U.S. and EU and manufacturing tech transfer.
●	We also entered into a commercial supply agreement with Johnson & Johnson Innovative Medicine for bota-vec manufacturing, which we anticipate will generate additional revenue during the product launch.

Riboswitch Gene Regulation Technology Platform for in vivo Delivery:

●	We continue to progress our riboswitch technology platform in multiple potential indications, with an initial focus on obesity and metabolic disease and CAR-T for oncology and autoimmune disease.
●	We continue to generate compelling preclinical data with metabolic peptides and hormones including incretins, myokines and leptin which suggests greater efficacy on weight loss as well as positive impact on fat to muscle ratio with certain novel combinations of peptides.
●	We are in dialogue with regulatory agencies and intend to initiate first in human studies using the riboswitch platform for an undisclosed metabolic disease indication in 2025.

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

Operating Expenses

Our operating expenses since inception have consisted primarily of general and administrative costs and research and development costs. During 2024, we have incurred expenses classified as cost of service revenue – related party performed in connection with the Asset Purchase Agreement and related agreements.

Cost of Service Revenue – Related Party

Our cost of service revenue consisted of the PPQ services performed in connection with the Asset Purchase Agreement and related agreements.

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

Research and development activities are central to our business model. We expect to continue incurring research and development costs associated with our clinical activities for AAV-hAQP1 for the treatment of radiation-induced xerostomia and xerostomia associated with Sjogren’s syndrome, as well as for AAV-GAD for the treatment of Parkinson’s disease. In addition, we expect to continue to incur expenses related to research activities in additional therapeutic areas to expand our pipeline and developing our potentially transformative gene regulation technology.

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

(Loss) Gain on Sale of Nonfinancial Assets

The (loss) gain on sale of nonfinancial assets represents the value allocated to the nonfinancial assets sold and assigned to Johnson & Johnson Innovative Medicine including the UCLB RPGR License Agreement relating to the research, development, manufacture and exploitation of the RPGR Product, and other related assets pursuant to the Asset Purchase Agreement, net of carrying value.

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

Results of Operations

Comparison of Three Months Ended September 30, 2024 and 2023

	2024	2023	Change

	(in thousands)
Revenues:
Service revenue - related party	$10,910	$—	$10,910
License revenue - related party	—	5,103	(5,103)
Total revenue	10,910	5,103	5,807
Operating expenses:
Cost of service revenue - related party	11,985	—	11,985
General and administrative	12,723	10,009	2,714
Research and development	26,243	27,856	(1,613)
Total operating expenses	50,951	37,865	13,086
Loss from operations	(40,041)	(32,762)	(7,279)
Other non-operating income (expense)
Foreign currency gain (loss)	3,463	(8,677)	12,140
Interest income	1,189	523	666
Interest expense	(3,357)	(3,381)	24
Loss on sale of nonfinancial assets	(584)	—	(584)
Net loss	$(39,330)	$(44,297)	$4,967

Service Revenue – Related Party

Service revenue was $10.9 million for the three months ended September 30, 2024, due to progress of PPQ services under the Asset Purchase Agreement and related agreements.

License Revenue – Related Party

There was no license revenue for the three months ended September 30, 2024, compared to $5.1 million for the three months ended September 30, 2023. The decrease is due to the termination of the Collaboration Agreement concurrent with the execution of the Asset Purchase Agreement.

Cost of Service Revenue – Related Party

Cost of service revenue was $12.0 million for the three months ended September 30, 2024, due to progress of PPQ services under the Asset Purchase Agreement and related agreements.

General and Administrative Expenses

General and administrative expenses were $12.7 million for the three months ended September 30, 2024, compared to $10.0 million for the three months ended September 30, 2023. The increase of $2.7 million was primarily due to an increase of $1.9 million in legal and accounting fees, $0.8 million in other office related costs, $0.4 million in payroll and payroll-related costs, and $0.1 million in consulting fees. These increases were partially offset by a decrease of $0.3 million in share-based compensation, $0.1 million in rent and facilities costs and $0.1 million in insurance costs.

Research and Development Expenses

Research and development expenses for the three months ended September 30, 2024 and 2023 were as follows (in thousands):

	For the Three Months Ended September 30,
	2024	2023	Change
Clinical Programs
Botaretigene sparoparvovec	$4,614	$9,018	$(4,404)
AAV-hAQP1	7,852	3,527	4,325
AAV-CNGB3 / AAV-CNGA3	(399)	857	(1,256)
AAV-GAD	1,613	1,483	130
Other ocular diseases	1,470	—	1,470
Manufacturing	923	21,095	(20,172)
Preclinical Programs
Gene regulation	1,991	2,071	(80)
Neurodegenerative diseases	443	508	(65)
Preclinical ocular diseases	595	137	458
Other research and development expenses	7,141	5,330	1,811
Gross research and development expenses	26,243	44,026	(17,783)
Johnson & Johnson Innovative Medicine reimbursement	—	(16,170)	16,170
Total research and development expenses	$26,243	$27,856	$(1,613)

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

Research and development expenses for the three months ended September 30, 2024 were $26.2 million, compared to $27.9 million for the three months ended September 30, 2023. The decrease of $1.6 million was primarily due to a decrease of $20.2 million in manufacturing costs primarily due to an increase in the number of batches of clinical trial material produced, which costs were charged to the clinical programs, a reduction in manufacturing material purchases during the three months ended September 30, 2024 compared to the three months ended September 30, 2023 as well as a reclassification of cost of service revenue due to progress of PPQ services provided under the Asset Purchase Agreement and related agreements. This decrease was partially offset by a reduction in reimbursements from Johnson & Johnson Innovative Medicine of $16.2 million as the reimbursement for the three months ended September 30, 2023 was in connection with research funding provided under the Collaboration Agreement, which was terminated on December 20, 2023. Expenses related to our preclinical programs increased $0.3 million primarily related to development of our preclinical ocular disease programs and clinical trial expenses increased $0.3 million primarily due to an increase in the number of batches of clinical trial material produced during the three months ended September 30, 2024 compared to the three months ended September 30, 2023, which costs were charged from manufacturing costs to the clinical programs.

The increase in clinical trial expenses was partially offset by a decrease in costs related to bota-vec as Johnson & Johnson Innovative Medicine is now primarily funding the expenses related to this program as a result of the Asset Purchase Agreement. Additionally, other research and development expenses increased by $1.8 million.

Foreign Currency Gain (Loss)

Foreign currency gain was $3.5 million for the three months ended September 30, 2024 compared to a loss of $8.7 million for the three months ended September 30, 2023. The change of $12.1 million was primarily due to the restructuring and payment of certain intercompany receivables and payables. Foreign currency gains and losses subsequent to the restructuring are recorded as a part of accumulated other comprehensive income.

Interest Income

Interest income was $1.2 million for the three months ended September 30, 2024 compared to $0.5 million for the three months ended September 30, 2023. The increase of $0.7 million was due to higher interest rates and cash balances during 2024.

Interest Expense

Interest expense was $3.4 million for each of the three months ended September 30, 2024 and September 30, 2023.

Loss on Sale of Nonfinancial Assets

The loss on sale of nonfinancial assets was $0.6 million for the three months ended September 30, 2024, which was a result of an adjustment to the allocation of the transaction price and $50.0 million milestone payment to the performance obligations identified under the Asset Purchase Agreement. The nonfinancial assets were sold and assigned to Johnson & Johnson Innovative Medicine which include the UCLB RPGR License Agreement relating to the research, development, manufacture and exploitation of the RPGR Product, and other related assets described in the Asset Purchase Agreement.

Comparison of Nine Months Ended September 30, 2024 and 2023

	2024	2023	Change

	(in thousands)
Revenues:
Service revenue - related party	$11,889	$—	$11,889
License revenue - related party	—	11,977	(11,977)
Total revenue	11,889	11,977	(88)
Operating expenses:
Cost of service revenue - related party	11,985	—	11,985
General and administrative	37,127	35,169	1,958
Research and development	95,499	70,115	25,384
Total operating expenses	144,611	105,284	39,327
Loss from operations	(132,722)	(93,307)	(39,415)
Other non-operating income (expense)
Foreign currency gain (loss)	2,644	(2,915)	5,559
Interest income	3,113	1,723	1,390
Interest expense	(9,861)	(9,796)	(65)
Gain on sale of nonfinancial assets	28,434	—	28,434
Fair value adjustments	—	53	(53)
Net loss	$(108,392)	$(104,242)	$(4,150)

Service Revenue – Related Party

Service revenue was $11.9 million for the nine months ended September 30, 2024, due to progress of PPQ services under the Asset Purchase Agreement and related agreements.

License Revenue

There was no license revenue for the nine months ended September 30, 2024, compared to $12.0 million for the nine months ended September 30, 2023. The decrease is due to the termination of the Collaboration Agreement concurrent with the execution of the Asset Purchase Agreement.

Cost of Service Revenue – Related Party

Cost of service revenue was $12.0 million for the nine months ended September 30, 2024, due to progress of PPQ services under the Asset Purchase Agreement and related agreements.

General and Administrative Expenses

General and administrative expenses were $37.1 million for the nine months ended September 30, 2024, compared to $35.2 million for the nine months ended September 30, 2023. The increase of $2.0 million was primarily due to an increase of $1.3 million in legal and accounting fees, $0.6 million in payroll and payroll-related costs, $0.8 million in other office related costs and $0.5 million in consulting fees. These increases were partially offset by a decrease of $0.6 million in share-based compensation and $0.6 million in insurance costs.

Research and Development Expenses

Research and development expenses for the nine months ended September 30, 2024 and 2023 were as follows (in thousands):

	For the Nine Months Ended September 30,
	2024	2023	Change
Clinical Programs
Botaretigene sparoparvovec	$12,973	$31,823	$(18,850)
AAV-hAQP1	14,131	7,416	6,715
AAV-CNGB3 / AAV-CNGA3	(760)	1,854	(2,614)
AAV-GAD	5,249	3,765	1,484
Other ocular diseases	1,764	—	1,764
Manufacturing	34,096	56,322	(22,226)
Preclinical Programs
Gene regulation	7,592	5,813	1,779
Neurodegenerative diseases	1,194	1,900	(706)
Preclinical ocular diseases	1,505	2,277	(772)
Other research and development expenses	17,755	19,542	(1,787)
Gross research and development expenses	95,499	130,712	(35,213)
Johnson & Johnson Innovative Medicine reimbursement	—	(60,597)	60,597
Research and development expenses	$95,499	$70,115	$25,384

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

Research and development expenses for the nine months ended September 30, 2024 were $95.5 million, compared to $70.1 million for the nine months ended September 30, 2023. The increase of $25.4 million was primarily due to a decrease of $60.6 million in reimbursements from Johnson & Johnson Innovative Medicine as the reimbursement for the nine months ended September 30, 2023 was in connection with research funding provided under the Collaboration Agreement, which was terminated on December 20, 2023. Expenses related to our preclinical programs increased $0.3 million primarily related to the development of our gene regulation technology. These increases were partially offset by a decrease in clinical trial expenses of $11.5 million primarily related to bota-vec as Johnson & Johnson Innovative Medicine is now primarily funding the expenses related to this program as a result of the Asset Purchase Agreement, a decrease in manufacturing costs of $22.2 million due to a decrease in manufacturing material purchases, lower batch costs of clinical material during the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, which costs were charged to the clinical programs as well as a reclassification of cost of service revenue based on progress of PPQ services provided under the Asset Purchase Agreement and related agreements. Additionally, other research and development costs decreased by $1.8 million.

Foreign Currency Gain (Loss)

Foreign currency gain was $2.6 million for the nine months ended September 30, 2024 compared to a loss of $2.9 million for the nine months ended September 30, 2023. The change of $5.6 million was primarily due to the restructuring and payment of certain intercompany receivables and payables. Foreign currency gains and losses subsequent to the restructuring are recorded as a part of accumulated other comprehensive income.

Interest Income

Interest income was $3.1 million for the nine months ended September 30, 2024 compared to $1.7 million for the nine months ended September 30, 2023. The increase of $1.4 million was due to higher interest rates and cash balances during 2024.

Interest Expense

Interest expense was $9.9 million for the nine months ended September 30, 2024 compared to $9.8 million for the nine months ended September 30, 2023. The increase of $0.1 million was primarily due to a higher interest rate in connection with the debt financing described in Note 10 to our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q

Gain on Sale of Nonfinancial Assets

The gain on sale of nonfinancial assets was $28.4 million for the nine months ended September 30, 2024 compared to $0 for the nine months ended September 30, 2023. This increase was a result of the recognition of the $50.0 million milestone allocated to the nonfinancial assets sold and assigned to Johnson & Johnson Innovative Medicine including the UCLB RPGR License Agreement relating to the research, development, manufacture and exploitation of the RPGR Product, and other related assets described in the Asset Purchase Agreement.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses. For the nine months ended September 30, 2024, we used $81.2 million in cash flows from operations. We did not generate positive cash flows from operations during the period and there are no assurances that we will generate positive cash flows in the future. Additionally, there are no assurances that we will be successful in obtaining an adequate level of financing for the development and commercialization of our product candidates. We expect to incur significant expenses and operating losses for the foreseeable future as we advance the preclinical and clinical development of our product candidates. We expect that our research and development and general and administrative costs will increase in connection with conducting preclinical studies and clinical trials for our product candidates, building out internal capacity to have products manufactured to support preclinical studies and clinical trials as well as to manufacture commercial products, expanding our intellectual property portfolio, and providing general and administrative support for our operations. As a result of these incurred and expected expenses we will need additional capital to fund our operations, which we may obtain from additional equity or debt financings, collaborations, licensing arrangements, or other sources.

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

Based on our current cash, cash equivalents, tax incentive receivable and accounts receivable – related party at September 30, 2024 and the near-term milestone payments we expect to receive under the Asset Purchase Agreement, we estimate that we will be able to fund our operating expenses and capital expenditure requirements into the second quarter of 2026. This estimate does not include the $285.0 million in milestones we are eligible to receive under the Asset Purchase Agreement upon first commercial sale of an RPGR Product in the United States and in at least one of the United Kingdom, France, Germany, Spain and Italy, for completion of the transfer of certain manufacturing technology to Janssen and upon regulatory approval of a Janssen-selected manufacturing facility in each of the United States and European Union for commercial manufacture of the RPGR Product. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect.

Cash Flows

As of September 30, 2024, we had $125.0 million of cash, cash equivalents and restricted cash.

The following table summarizes our sources and uses of cash, cash equivalents and restricted cash for the period presented:

	For the Nine Months Ended September 30,
	2024	2023

	(in thousands)
Net cash used in operating activities	$(81,219)	$(90,818)
Net cash provided by (used in) investing activities	24,697	(17,144)
Net cash provided by financing activities	50,290	56,312
Net decrease in cash, cash equivalents and restricted cash	$(6,232)	$(51,650)

Operating Activities

During the nine months ended September 30, 2024, our cash used in operating activities of $81.2 million was primarily due to a net loss of $108.4 million as we incurred expenses associated with research activities on our clinical programs, manufacturing of our clinical trial materials, preclinical research programs and general and administrative expenses. The net loss included non-cash income and expense of $1.0 million, which consisted primarily of $28.4 million of a gain on sale of nonfinancial assets, $19.1 million of share-based compensation, $9.8 million of depreciation and amortization, $2.6 million of a foreign currency gain, $0.9 million of non-cash interest, a $0.4 million loss on disposal of equipment, furniture and fixtures and $0.2 million of net change in right-of-use-assets and liabilities.  Additionally, operating assets, consisting of accounts receivable – related party, prepaid expenses, tax incentive receivable, other assets and other current assets, decreased by $13.5 million and operating liabilities, consisting of accounts payable, accrued expenses, other current liabilities and deferred revenue – related party, increased by $14.7 million.

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

Investing Activities

Net cash provided by investing activities for the nine months ended September 30, 2024 of $24.7 million consisted of $28.4 million from proceeds from the sale of nonfinancial assets offset by $3.7 million of purchases of property and equipment for our manufacturing, laboratory and process development facilities.

Net cash used in investing activities for the nine months ended September 30, 2023 of $17.1 million consisted of purchases of property and equipment for our manufacturing, laboratory and process development facilities and buildout costs of our new facilities.

Financing Activities

Net cash provided by financing activities was $50.3 million for the nine months ended September 30, 2024, which consisted of $52.6 million net proceeds from the issuance of our ordinary shares, offset by the payment of $2.3 million to cover tax withholding obligations upon the vesting of restricted share unit awards.

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

Foreign Currency Exchange Risk

We currently operate in the United States, the United Kingdom and the European Union. Our activities in these jurisdictions expose us to currency exchange rate fluctuations, primarily between the U.S. Dollar and the British pound sterling and euro. When the U.S. Dollar strengthens against these currencies, the U.S. Dollar value of non-U.S. Dollar based losses increases. To the extent that our international activities recorded in local currencies increase in the future, our exposure to fluctuations in currency exchange rates will correspondingly increase. As of September 30, 2024, we did not hold any foreign currency forward contracts. With respect to our foreign currency exposures as of September 30, 2024, we estimate a 10% unfavorable movement in foreign currency exchange rates would have the effect of creating an additional foreign currency loss of approximately $7.5 million within other non-operating income (expense) for the nine months ended September 30, 2024.

Interest Rate Risk

We are exposed to market risk as a result of changes in interest rates applicable to borrowings under our Notes Purchase Agreement. Borrowings under the Notes Purchase Agreement bear interest at a fluctuating rate per annum equal to 10.00% plus the secured overnight financing rate (“SOFR”) administered by the Federal Reserve Bank of New York for a one-month tenor, subject to a 1.00% floor. See Note 10 to our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q. We may use interest rate cap derivatives, interest rate swaps or other interest rate hedging instruments to economically hedge and manage interest rate risk with respect to our variable floating rate debt. As of September 30, 2024, the annual interest rate was 15.35% and the outstanding balance of the term loan was $75.0 million. Assuming no change in the outstanding borrowings under the Notes Purchase Agreement, we estimate that a hypothetical 1% increase in the SOFR would increase our annual interest expense by approximately $0.8 million as of September 30, 2024.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are a clinical stage company with limited operating history. We were formed and began operations in 2015. We have never been profitable and do not expect to be profitable in the foreseeable future. We have incurred net losses since inception, including net losses of approximately $108.4 million and $104.2 million for the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024, we had an accumulated deficit of approximately $662.6 million. Since our inception, we have devoted substantially all of our resources to developing our technology platform, establishing our viral vector manufacturing facilities and plasmid and DNA production facility, developing manufacturing processes, advancing the product candidates in our ophthalmology, salivary gland and neurodegenerative disease programs, research and development activities, building our intellectual property portfolio, organizing and staffing our company, developing our business plans, raising capital, securing debt financing and providing general and administrative support for these operations. We have not yet demonstrated an ability to successfully complete large-scale, pivotal clinical trials, obtain marketing approval, manufacture product at a commercial scale, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Given the length of time typically needed to develop a new drug from the time it enters Phase 1 clinical trials to when it is approved for treating patients, if ever, predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing genetic medicine products.

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

Our operations have consumed significant amounts of cash since inception. As of September 30, 2024, our cash, cash equivalents and restricted cash were $125.0 million. In addition, we expect to receive $3.3 million from receivables from Johnson & Johnson Innovative Medicine in connection with transition services we provided to Johnson & Johnson Innovative Medicine. Based on our cash, cash equivalents, tax incentive receivable and accounts receivable – related party at September 30, 2024 and the near-term milestone payments we expect to receive under the Asset Purchase Agreement, we estimate that such funds will be sufficient to enable us to fund our operating expenses and capital expenditure requirements into the second quarter of 2026. This estimate does not include the $285.0 million in milestones we are eligible to receive under the Asset Purchase Agreement upon first commercial sale of an RPGR Product in the United States and in at least one of the United Kingdom, France, Germany, Spain and Italy, for completion of the transfer of certain manufacturing technology to Janssen and upon regulatory approval of a Janssen-selected manufacturing facility in each of the United States and European Union for commercial manufacture of the RPGR Product. This estimate is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances could cause us to spend more than expected or consume capital significantly faster than we currently anticipate, such as inflation or other factors that may significantly increase our business costs. Because the length of time and activities associated with successful development of our product candidates is uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:

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

We have, and may continue to, opportunistically identify and evaluate strategic opportunities regarding our assets. For example, in October 2023, we entered into an Investment Agreement with Sanofi Foreign Participations B.V., a wholly-owned subsidiary of Sanofi, and solely for the limited purposes set forth therein, Sanofi (the “Investment Agreement”), pursuant to which, among other things and subject to the terms and conditions specified therein, we issued an aggregate of 4,000,000 ordinary shares, at a purchase price of $7.50 per share (the “Sanofi Private Placement”) for gross proceeds of $30.0 million. Sanofi also received a right of first negotiation (ROFN) for the use of our riboswitch gene regulation technology for certain Central Nervous System (CNS) and Immunology and Inflammation (I&I) targets, including IL-4 and IL-13, as well as for GLP-1 and other gut peptides for obesity, and for our Phase 2 xerostomia program. In addition, in December 2023, we announced the transaction with Johnson & Johnson Innovative Medicine, as described above. There can be no assurance that we will be successful in our efforts to pursue or advance such options, or identify similar opportunities, or that any potential transaction would be consummated or, if consummated, will provide the anticipated benefits to us or otherwise enhance shareholder value. Any such potential transaction would be dependent upon a number of factors beyond our control, including, without limitation, market conditions, industry trends, the interest of third parties in our assets and whether the terms of any strategic transaction would be acceptable to us. The process of reviewing potential strategic alternatives is time consuming and may be distracting and disruptive to our business operations and long-term planning, which may cause concern to our current or potential customers, employees, investors, strategic partners and other constituencies and may have a material impact on our business and operating results or result in increased volatility in our share price.

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

We have received orphan drug designation and orphan designation from the FDA and European Commission, respectively, for AAV-CNGB3, AAV-CNGA3, AAV-RPE65, AAV-AIPL1, AAV-RDH12 and orphan drug designation from the FDA for AAV-hAQP1 and AAV-BBS10, and we may seek orphan drug designation or orphan designation for additional product candidates in the future, but any orphan drug designations or orphan designations we have received or may receive in the future may not confer marketing exclusivity or other expected benefits.

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

We have obtained orphan drug designation from the FDA and orphan designation from the European Commission for AAV-CNGB3 for the treatment of achromatopsia caused by mutations in the CNGB3 gene, for AAV-CNGA3 for the treatment of achromatopsia due to autosomal-recessive CNGA3 gene mutations, for AAV-RPE65 for the treatment of Leber congenital amaurosis, for AAV-AIPL1 for the treatment of inherited retinal dystrophy due to defects in AIPL1 gene and for AAV-RDH12 for the treatment of retinol dehydrogenase 12 (RDH12) mutation-associated retinal dystrophy, and we obtained orphan drug designation from the FDA for AAV-hAQP1 for the treatment of grade 2 and grade 3 late xerostomia from parotid gland hypofunction caused by radiotherapy and for AAV-BBS10 for the treatment of Bardet-Biedel syndrome (BBS) due to BBS10 mutations. We may seek orphan drug designation and orphan designation for other current and future product candidates. Even with orphan drug designation and orphan designation, we may not be the first to obtain marketing approval for any particular orphan indication due to the uncertainties associated with developing pharmaceutical products, which could prevent us from marketing our product candidates if another company is able to obtain orphan drug exclusivity before we do. In addition, exclusive marketing rights in the United States and the EU may be unavailable if we seek approval for a disease or condition broader than the orphan drug-designated and orphan-designated disease or condition or may be lost in the United States or EU if the FDA or foreign authorities later determine that the request for designation was materially defective or if we are unable to assure sufficient quantities of the drug to meet the needs of patients with the rare disease or condition following approval.

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

The FDA has granted rare pediatric disease designation to a number of our gene therapy product candidates, however, there is no guarantee that FDA approval of any of these gene therapy candidates will result in a priority review voucher.

In 2012, Congress authorized the FDA to award priority review vouchers to sponsors of certain rare pediatric disease drugs and biologics intended to treat certain orphan diseases affecting fewer than 200,000 patients in the U.S., the serious or life-threatening manifestations of which primarily affect individuals aged 18 years of age or younger. This program is designed to encourage development of new drug and biological products for prevention and treatment of certain rare pediatric diseases. Specifically, under this program, a sponsor who receives an approval for a drug or biologic for a “rare pediatric disease” that meets certain criteria may be eligible to receive a voucher that can be redeemed to receive a priority review of a subsequent marketing application for a different product. The sponsor of a rare pediatric disease drug product receiving a priority review voucher may transfer (including by sale) the voucher to another sponsor, and such priority review vouchers have recently sold for between $100 million to $158 million. The voucher may be further transferred any number of times before the voucher is used, as long as the sponsor making the transfer has not yet submitted the application. The FDA may also revoke any priority review voucher if the rare pediatric disease drug for which the voucher was awarded is not marketed in the U.S. within one year following the date of approval.

The FDA has granted us rare pediatric disease designation for AAV-AIPL1 for the treatment of Leber congenital amaurosis (LCA4) retinal dystrophy, AAV-BBS10 for the treatment of BBS due to BBS10 mutations, AAV-RDH12 for the treatment of Leber congenital amaurosis (LCA) and early-onset severe retinal dystrophy (EOSRD), AAV-RPE65 for the treatment of inherited retinal dystrophy due to biallelic RPE65 mutations, AAV-CNGB3 for the treatment of achromatopsia caused by mutations in the CNGB3 gene and AAV-CNGA3 for the treatment of achromatopsia caused by mutations in the CNGA3 gene. There is no guarantee that we will be able to obtain a priority review voucher, even if one or more of these gene therapy product candidates is approved by the FDA. Under the current statutory provisions, the FDA may not award a rare pediatric disease priority review voucher to sponsors of marketing applications unless the drug has received rare pediatric disease designation as of December 20, 2024 and is approved by the FDA no later than September 30, 2026. Even though we received rare pediatric disease designation by the current statutory deadline of December 20, 2024 for these gene therapy product candidates, we may not receive a voucher for such gene therapy product candidates if we do not obtain approval by September 2026. It is possible that Congress may extend the date by which a rare pediatric disease-designed drug must obtain approval in order to receive a priority review voucher, but even if such legislation is enacted, we may not obtain approval by that date, and even if we do, we may not obtain a priority review voucher.

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

●establishment of a Center for Medicare & Medicaid Innovation at the Centers for Medicare & Medicaid Services, or CMS, to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending.

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

As of September 30, 2024, we had 389 employees. If we seek to expand our organization, we may have difficulty identifying, hiring and integrating new personnel. Future growth would impose significant additional responsibilities on our management, including the need to identify, recruit, maintain, motivate and integrate additional employees, consultants and contractors. Also, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities or strategic opportunities related to our assets, loss of employees and reduced productivity among remaining employees. Our growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth. Our growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our potential ability to generate revenue could be reduced and we may not be able to implement our business strategy. Many of the biotechnology companies that we compete against for qualified personnel and consultants have greater financial and other resources, different risk profiles and a longer history in the industry than we do. If we are unable to continue to attract and retain high-quality personnel and consultants, the rate and success at which we can discover and develop product candidates and operate our business will be limited.

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

Sales of a substantial number of our ordinary shares in the public market could dilute your ownership interest. Pursuant to an “at-the-market” sales agreement we entered into with BofA Securities, Inc., or BofA, in December 2023, we may sell from time to time, ordinary shares having an aggregate offering price of up to $100.0 million through BofA, acting as our agent. During the nine-month period ended September 30, 2024, the Company raised gross proceeds of $4.1 million through the sale of 806,555 ordinary shares pursuant to an “at-the-market” equity offering program.  Whether we choose to affect future sales under the “at-the-market” equity offering program will depend on a number of factors, including, among others, market conditions and the trading price of our ordinary shares relative to other sources of capital. The issuance from time to time of ordinary shares through our “at-the-market” equity offering program or in any other equity offering, or the perception that such sales may occur, could have the effect of depressing the market price of our ordinary shares.

Our executive officers, directors and principal shareholders, if they choose to act together, have the ability to significantly influence all matters submitted to shareholders for approval.

As of September 30, 2024, our executive officers, directors and shareholders who owned more than 5% of our outstanding ordinary shares and their respective affiliates, in the aggregate, hold ordinary shares representing approximately 57.0% of our outstanding ordinary shares. In addition, in connection with entering into the Financing Agreement, we issued to an affiliate of Perceptive Advisors, LLC, our largest shareholder that employs a director serving on our board, warrants to purchase an aggregate of 700,000 of our ordinary shares.

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

We have broad discretion in the application of any net proceeds we have received in the past or may receive in the future pursuant to existing or future equity and debt financings, including under our “at-the-market” equity offering program. Shareholders may not agree with our decisions, and our use of the proceeds and our existing cash and cash equivalents may not improve our results of operation or enhance the value of our ordinary shares. Our ability to apply certain proceeds may be restricted.  For example, in August 2024, we conducted an equity financing by selling an aggregate of 12.75 million ordinary shares at a price of $4.00 per share for gross proceeds of $51.0 million. Our failure to apply any such funds effectively could have a material adverse effect on our business, delay the development of our product candidates and cause the market price of our ordinary shares to decline. In addition, until the net proceeds are used, they may be placed in investments that do not produce significant income or that may lose value. Additionally, our existing cash and cash equivalents are subject to general credit, liquidity, market and interest rate risks, which have been and may, in the future, be exacerbated by a U.S. and/or global financial crises. We may realize losses in the fair value of certain of our investments or a complete loss of these investments if the credit markets tighten, which would have an adverse effect on our results of operations, liquidity and financial condition.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

On August 23, 2024, we entered into a securities purchase agreement with an accredited investor (the “Investor”), pursuant to which we, in a private placement, agreed to issue and sell to the Investor 250,000 ordinary shares at a purchase price of $4.00 per share, for gross proceeds of $1.0 million (the “Private Placement”). The closing of the Private Placement occurred on August 29, 2024. The ordinary shares were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On August 21, 2024, Alexandria Forbes, Ph.D., our President and Chief Executive Officer, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 190,000 shares of the Company’s ordinary shares until December 11, 2025.

On August 29, 2024, Richard Giroux, our Chief Financial Officer and Chief Operating Officer, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 192,000 shares of the Company’s ordinary shares until October 22, 2026.

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

MeiraGTx Holdings plc (Registrant)

Date: November 13, 2024	By:	/s/ Alexandria Forbes
Alexandria Forbes
Chief Executive Officer
(principal executive officer and authorized signatory)

Date: November 13, 2024	By:	/s/ Richard Giroux
Richard Giroux
Chief Financial Officer and Chief Operating Officer
(principal financial officer and principal accounting officer)