Form 10-K
period 2024-12-31
MeiraGTx Holdings plc
filed 2025-03-13
CIK 1735438

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of June 28, 2024, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the registrant’s ordinary shares held by non-affiliates of the registrant was approximately $272,320,427 (based upon the closing sale price of the registrant’s ordinary shares on that date on the Nasdaq Global Select Market).

As of March 9, 2025, the registrant had 78,854,936 ordinary shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to its 2025 annual shareholder meeting to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2024 are incorporated herein by reference in Part III of this Annual Report on Form 10-K.

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

RISK FACTOR SUMMARY

We are providing the following summary of the principal risk factors contained in this Form 10-K to enhance the readability and accessibility of our risk factor disclosures. We encourage you to carefully review in their entirety the full risk factors set forth in the section of this Form 10-K captioned “Item 1A. Risk Factors” for additional information regarding the material factors that make an investment in our ordinary shares speculative or risky. These risks and uncertainties include, among others, the following:

●	We have incurred significant losses since inception and anticipate that we will incur continued losses for the foreseeable future, and may never achieve or maintain profitability.
●	There is no guarantee that we will receive in a timely fashion or at all the additional milestone payments contemplated under the Asset Purchase Agreement or the revenues associated with our manufacture of the commercial supply of the RPGR Product under the Supply Agreement.
●	We will require additional capital to fund our operations, which may not be available on acceptable terms, if at all.
●	We may not have sufficient cash flows or cash on hand to satisfy our debt obligations or covenants under our financing arrangements, or we may not be able to effectively manage our business in compliance with such covenants.
●	Our review of potential strategic transactions may not result in an executed or consummated transaction or other strategic alternative and may not result in anticipated benefits to us or our shareholders, and the process of reviewing strategic transactions or its conclusion could be disruptive and distracting to our business operations and management.
●	We are heavily dependent on the success of our product candidates, which are still in development, and if none of them receive regulatory approval or are successfully commercialized, our business may be harmed.
●	It is difficult to predict the time and cost of product candidate development on our novel gene therapy platform. A limited number of gene therapies have been approved in the United States or in Europe.
●	Because gene therapy is novel and the regulatory landscape that governs any product candidates we may develop is uncertain and may change, we cannot predict the time and cost of obtaining regulatory approval, if we receive it at all, for any product candidates we may develop.
●	Clinical trials are expensive, time-consuming, difficult to design and implement, and involve an uncertain outcome. Further, we may encounter substantial delays in our clinical trials.
●	The affected populations for our product candidates may be smaller than we or third parties currently project, which may affect the addressable markets for our product candidates.
●	We and our contract manufacturers for plasmid are subject to significant regulation with respect to manufacturing our products. Our manufacturing facilities and the third-party manufacturing facilities which we rely on may not continue to meet regulatory requirements and have limited capacity.
●	Enacted and future healthcare legislation may increase the difficulty and cost for us to obtain marketing approval of and commercialize our product candidates and may affect the prices we may set.

●	We are subject to regulation and other legal obligations relating to data privacy and protection. Compliance with these requirements is complex and costly. The actual or perceived failure to comply with such obligations could materially harm our business.
●	We face significant competition in an environment of rapid technological change, and there is a possibility that our competitors may achieve regulatory approval before us or develop therapies that are safer or more advanced or effective than ours, which may harm our financial condition and our ability to successfully market or commercialize any product candidates we may develop.
●	We depend on proprietary technology licensed from others. If we lose our existing licenses or are unable to acquire or license additional proprietary rights from third parties, we may not be able to continue developing our product candidates.
●	If we are unable to obtain and maintain patent protection for our technology and product candidates or if the scope of the patent protection obtained is not sufficiently broad, we may not be able to compete effectively in our markets.
●	We may need to increase or decrease the size of our organization, and we may experience difficulties in managing these organizational changes, which could disrupt our operations.
●	Our future success depends on our ability to retain our key personnel and to attract, retain and motivate qualified personnel.

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

PART I

ITEM 1. BUSINESS

Overview

We are a vertically integrated, clinical-stage genetic medicines company with a broad pipeline of late-stage clinical programs, including Parkinson’s disease, radiation-induced xerostomia and AIPL1-associated retinal dystrophy. Our clinical programs use targeted local delivery of small doses of genetic medicines to treat both inherited and more common conditions with severe unmet need. The successful development of the clinical pipeline is supported by our internal end-to-end manufacturing capabilities. We have two viral vector production facilities for good manufacturing practices, or GMP, internal plasmid production for GMP, as well as an in-house Quality Control hub for stability and release, all fit for Investigational New Drug application (IND) through commercial supply. In addition, we have developed a proprietary manufacturing platform with leading yield and quality aspects and commercial readiness. Our core capabilities in viral vector and capsid optimization allow increased potency, decreased dose and significantly reduced cost of goods for our genetic medicines. We have developed a potentially transformative gene regulation platform using bespoke synthetic riboswitch technology invented in-house that allows for the precise, dose-responsive expression of any transgene under the control of oral small molecules. We are focusing the riboswitch platform on the in vivo delivery of biologic therapeutics such as the metabolic peptides glucagon-like peptide-1 (GLP-1), glucose-dependent insulinotropic polypeptide (GIP), glucagon, amylin, peptide YY (PYY) and leptin via oral small molecules, as well as cell therapy for oncology and autoimmune diseases, and long term intractable pain. We have developed unique comprehensive technology capabilities to apply genetic medicine to more common diseases, increasing efficacy, addressing novel targets, and expanding access in some of the largest disease areas where the unmet need remains high.

We own and operate manufacturing facilities in London, United Kingdom and Shannon, Ireland that we expect can supply our current clinical and preclinical programs, as well as our third party supply obligations, through regulatory approval and, should they be approved, provide sufficient capacity for commercial production. Completed in early 2018 and designed to meet global regulatory requirements, including GMP, our 29,000 square foot flexible and scalable viral vector manufacturing facility in London, United Kingdom has two cell production suites, three independent viral vector production suites providing multi-product and multi-viral vector manufacturing capabilities and an integrated, flexible fill-and-finish suite. In May 2018, we were granted a license to manufacture gene therapy product candidates in our GMP compliant manufacturing facility by the United Kingdom’s Medicines and Healthcare products Regulatory Agency, or MHRA. The MHRA re-certified the facility in the second quarter of 2024.

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

We have also established a comprehensive platform designed for the efficient clinical development of the next generation of gene therapies and manufacturing in accordance with GMP requirements. We believe that our deep understanding of disease models informs our development of potency assays for the GMP production of our product candidates, and our experienced teams in viral vector design and optimization work closely with our process development team to design viral vectors and develop proprietary production cell lines for efficient scaling of manufacturing processes. Our wholly-owned facilities have now produced GMP clinical trial material for eight different indications, using multiple AAV serotypes, including administration into the eye, salivary gland and central nervous system.

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

Relationship with Johnson & Johnson Innovative Medicine

On January 30, 2019, we and our wholly-owned subsidiary MeiraGTx UK II Limited entered into a Collaboration, Option and License Agreement with Johnson & Johnson Innovative Medicine (formerly known as Janssen Pharmaceuticals, Inc.), as further amended by that certain First Amendment to Collaboration, Option and License Agreement, dated as of December 16, 2021 (the “Collaboration Agreement”), for, among other things, the research, development and commercialization of gene therapies for the treatment of IRDs, including botaretigene sparoparvovec, or bota-vec (formerly referred to as AAV-RPGR), for the treatment of X-linked retinitis pigmentosa related to mutations in the retinitis pigmentosa GTPase regulator gene, or XLRP-RPGR (the “RPGR Product”), and two genetic forms of achromatopsia. Under the Collaboration Agreement, Johnson & Johnson Innovative Medicine paid us a non-refundable upfront fee of $100.0 million in March 2019 and a milestone payment of $30.0 million in December 2021. We also received funding for certain research, manufacturing, clinical development and commercialization costs, and had the opportunity to obtain potential additional milestone payments upon the achievement of such milestones and royalties on future net sales of products.

On December 20, 2023 (the “Closing Date”), we and MeiraGTx UK II Limited entered into and consummated an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Johnson & Johnson Innovative Medicine pursuant to which we sold and assigned to Johnson & Johnson Innovative Medicine, and Johnson & Johnson Innovative Medicine purchased and assumed, that certain License Agreement, dated February 5, 2019, by and between UCL Business Plc (now UCL Business Ltd.) (“UCLB”), on the one hand, and MeiraGTx UK II Limited and our wholly-owned subsidiary MeiraGTx Limited, on the other hand (the “UCLB RPGR License Agreement”), relating to the research, development, manufacture and exploitation of the RPGR Product, and other related assets as described in the Asset Purchase Agreement. In connection with entering into the Asset Purchase Agreement, we and MeiraGTx UK II Limited entered into a Termination Agreement with Johnson & Johnson Innovative Medicine on the Closing Date terminating the Collaboration Agreement.

MeiraGTx UK II Limited and Johnson & Johnson Innovative Medicine also entered into a Supply Agreement on the Closing Date pursuant to which MeiraGTx UK II Limited agreed to manufacture and supply the RPGR Product for Johnson & Johnson Innovative Medicine (the “Supply Agreement”). Under the Supply Agreement, MeiraGTx UK II Limited, together with its affiliates, will manufacture commercial supply of the RPGR Product for Johnson & Johnson Innovative Medicine for an initial term of four years, with Johnson & Johnson Innovative Medicine having an option to extend the Supply Agreement for a fifth year upon written notification to us.

Under the Asset Purchase Agreement, Johnson & Johnson Innovative Medicine paid us a non-refundable upfront cash purchase price of $65.0 million in December 2023. Additionally, pursuant to and subject to the terms and conditions set forth in the Asset Purchase Agreement, Johnson & Johnson Innovative Medicine agreed to pay us future contingent consideration of up to an aggregate of $350.0 million, as follows: (i) a milestone payment of $50.0 million in connection with the achievement of the initiation of the extension study for the Phase 3 LUMEOS clinical trial for the RPGR Product; (ii) $10.0 million upon completion of certain specified development services for the drug substance for the RPGR Product; (iii) $5.0 million upon completion of certain specified development services for the drug product for the RPGR Product; (iv) $175.0 million upon the first commercial sale of an RPGR Product in the United States; (v) $75.0 million upon the first commercial sale of an RPGR Product in at least one of the United Kingdom, France, Germany, Spain and Italy; (vi) $25.0 million upon completion of the transfer of certain manufacturing technology for drug substance and drug product from us to Johnson & Johnson Innovative Medicine; and (vii) $10.0 million upon regulatory approval of a Johnson & Johnson Innovative Medicine-selected manufacturing facility in each of the United States and European Union for commercial manufacture of the RPGR Product. As of December 31, 2024, we have received $60.0 million in milestone payments from Johnson & Johnson Innovative Medicine. Johnson & Johnson Innovative Medicine is also responsible for any royalty or milestone amounts that become payable on the RPGR Product under the UCLB RPGR License Agreement.

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

Our Pipeline

Our focus is on in vivo delivery of vectorized biologic therapeutics addressing unmet needs in prevalent disorders, including severe forms of xerostomia, neurodegenerative diseases and ocular diseases, including inherited retinal diseases, or IRDs, as well as large degenerative ocular diseases. Utilizing our product development platform, we have assembled a pipeline of gene therapies to treat these serious diseases. Our criteria for selecting our initial product candidates included:

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

We are also focusing the riboswitch platform on delivery of metabolic peptides, as well as cell therapy for oncology and autoimmune diseases, and long term intractable pain.

A summary of our product candidates and the status of such product candidates as of March 1, 2025 is described below.

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

Worldwide, there are approximately 650,000 new cases of head and neck cancer diagnosed each year, with approximately 54,000 cases in the U.S. alone, making it the fifth most common malignancy. Approximately 85% of patients who receive radiation treatment for head and neck cancer experience reduced saliva production during treatment, and approximately 40% of those patients who remain cancer free for two or more years after treatment continue to suffer from grade 2 or 3 RIX. There are approximately 170,000 such patients in the U.S., with approximately 15,000 new cases of persistent grade 2 or 3 RIX each year in the U.S. In addition to the RIX patient population from treatment for head and neck cancer, new therapies such as prostate specific membrane antigen (PSMA)-targeted radioligand therapy can also lead to xerostomia, providing additional potential patient populations that may benefit from our AAV-hAQP1 treatment.

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

Clinical Development of AAV-hAQP1 for the Treatment of Radiation-Induced Grade 2/3 Xerostomia

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

In June 2023, we announced additional positive clinical data from the completed Phase 1 dose escalation clinical trial of AAV-hAQP1. All unilaterally and bilaterally treated participants had undergone their 12-month assessment, with four having completed their 24-month assessment and three having completed their 36-month assessment in the long-term follow-up study. The investigational gene therapy AAV-hAQP1 was observed to be well tolerated in the Phase 1 trial, with no dose limiting toxicity or treatment-related serious adverse events observed, and patient reported assessments of xerostomia symptoms and whole salivary flow rate improved. All subjects are to be followed for one year post-treatment in the present study and for an additional four years in the long-term follow-up study, per U.S. Food and Drug Administration, or FDA, guidelines. The study’s primary endpoint is safety. Secondary endpoints include change from baseline in patient reported measures of xerostomia symptoms as well as whole salivary flow rates. Based on the safety and efficacy data observed for AAV-hAQP1 in the Phase 1 clinical trial, we initiated in June 2023 a randomized, double-blind, placebo-controlled Phase 2 AQUAx2 study evaluating two active doses of AAV-hAQP1 for the treatment of grade 2 or 3 RIX with participants currently being enrolled and dosed in the U.S., Canada and UK. During 2024, we gained alignment with the FDA on requirements for the Phase 2 AQUAx2 clinical trial to be considered a pivotal trial in support of a potential Biologics License Application, or BLA, filing.

The FDA granted orphan drug designation to AAV-hAQP1 for the treatment of symptoms of grade 2 and grade 3 late xerostomia from parotid gland hypofunction caused by radiotherapy for cancer of the oral cavity. In December 2024, the FDA granted Regenerative Medicine Advanced Therapy, or RMAT, designation to AAV-hAQP1 for the treatment of grade 2 or 3 RIX.

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

AAV-GAD for the Treatment of Parkinson’s Disease

Our first target indication is Parkinson’s disease, affecting nearly one million Americans and 10 million worldwide. Parkinson’s disease is the second-most common neurodegenerative disease after Alzheimer’s disease and is the 14th-leading cause of death in the United States. It is associated with a progressive loss of motor control (e.g., shaking or tremor at rest and lack of facial expression), as well as non-motor symptoms (e.g., depression and anxiety). There is no cure for Parkinson’s disease and 60,000 new cases are diagnosed each year in the United States alone.

Our product candidate targeting Parkinson’s disease, AAV-GAD, is designed to deliver the glutamic acid decarboxylase, or GAD, gene via a one-time infusion through a minimally invasive procedure, using our proprietary device that allows infusion of the equivalent of one drop of gene therapy solution to the subthalamic nucleus in order to increase production of GABA, the primary inhibitory neurotransmitter in the human brain. GAD is the rate-limiting enzyme in the synthesis of GABA, therefore we believe that increasing subthalamic nucleus GAD expression through gene therapy has the potential to address the dysregulation of motor circuits and improve symptoms in Parkinson’s disease patients without affecting other brain regions, which can be responsible for complications of existing therapies.

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

We filed an IND for AAV-GAD in May 2022, and we have completed dosing patients in MGT-GAD-025, an AAV-GAD Phase 1 bridging study. MGT-GAD-025 was a 6-month, three-arm, randomized, double-blind, sham-controlled study using AAV-GAD drug product manufactured at our wholly-owned facilities with our commercial platform process. Participants had idiopathic Parkinson’s disease, a history of levodopa responsiveness for at least 12 months, and a UPDRS Part 3 score of ≥25 points in the "off" state. Fourteen subjects were randomized to one of three groups (high dose n=5, low dose n=5, and sham n=4). Subjects received either AAV-GAD infused bilaterally into the subthalamic nucleus or a sham procedure in a blinded fashion. The total dose per treated participant was 7.0×1010 vg (low dose group) or 21×1010 vg (high dose group). The primary objective of the study was to evaluate the safety and tolerability of AAV-GAD, with exploratory efficacy endpoints including the mean change from baseline to Week 26 in MDS-UPDRS Part 3 (motor examination) scores in the “off” state and the Parkinson’s Disease Questionnaire (PDQ-39) score, a key patient-reported quality of life measure in Parkinson’s disease. Subjects who completed this trial may enroll in a long-term follow-up study (NCT05894343), where they will be monitored for a total of five years post-treatment.

In October 2024, we announced preliminary data from this Phase 1 bridging study and the investigational gene therapy AAV-GAD was observed to be safe and well tolerated, with no treatment-related serious adverse events observed. At Week 26, a statistically significant 18-point average improvement from baseline in UPDRS Part 3 “off” medication score was demonstrated in the high dose group (p=0.03), with no significant change in the sham or low dose groups. A change of 5 to 10 points is considered clinically meaningful for the UPDRS Part 3 in the “off” state. Significant improvements from baseline in the disease-specific, patient-reported quality of life PDQ-39 score were demonstrated in both the high and low dose groups with no significant change in the sham group at Week 26:

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

Our Ophthalmology Programs

Under our ophthalmology programs, we aim to provide treatments for eye diseases with durable, long-term clinical benefit that will halt vision loss in patients. We have three Phase 1/2 clinical programs targeting IRDs, including AAV-CNGB3 and AAV-CNGA3 for the treatment of achromatopsia, or ACHM, related to mutations in CNGB3 and CNGA3 genes, respectively, and AAV-RPE65 for retinal dystrophy related to mutations in the RPE65 gene, or RPE65 deficiency. We have completed enrollment and dosing in all three of these programs. In addition to these three programs, AAV-AIPL1 has been manufactured and released for compassionate use under an MHRA specials license in the United Kingdom, or UK, to treat patients with Leber congenital amaurosis 4, or LCA4, caused by mutations in the AIPL1 gene. We also have preclinical programs that apply novel approaches to both wet and dry AMD, glaucoma and uveitis, as well as several other IRDs including retinol dehydrogenase 12, or RDH12, mutation-associated retinal dystrophy, Bardet-Biedl syndrome, or BBS, due to BBS10 mutations, Leber congenital amaurosis type 1, or LCA1, due to GUCY2D mutations and Stargardt disease related to mutations in the ABCA4 gene.

We chose diseases of the eye as an area of clinical focus because we believe the eye is ideally suited for gene therapy for the following reasons.

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

We have also conducted a natural history study in ACHM including over 90 patients that allows us to collect structural and functional data on prospectively defined endpoints, including functional tests, retinal imaging and electrophysiological assessments. We believe access to these ACHM patients enabled us to efficiently enroll the most appropriate patients into our CNGB3 and CNGA3 Phase 1/2 clinical trials. In addition to giving us access to patients and potentially accelerated enrollment in our treatment studies, we believe the prospective natural history data on each treated patient allowed us to gather robust data from our Phase 1/2 clinical trials in a condensed timeframe.

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

Our gene therapy product candidate AAV-CNGA3 was granted orphan drug designation by the FDA and orphan designation by the European Commission, rare pediatric disease designation by the FDA, and was granted Fast Track designation by the FDA for the treatment of ACHM caused by CNGA3 mutations.

AAV-AIPL1 for the Treatment of LCA4

LCA4 is an IRD that causes profound visual impairment from birth, with all children being legally blind (often light perception only) from birth. Despite the severe lack of retinal function, there is a narrow window of relative preservation of central retinal structure until four years of age. Aryl-hydrocarbon-interacting protein-like 1, or AIPL1, is a key protein for the maintenance of photoreceptor structure and function. LCA4 is rare, representing approximately 5% of all LCA cases.

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

We have manufactured and released AAV-AIPL1 for compassionate use under an MHRA specials license in the UK to treat 11 children with LCA4. A specials license allows physicians to prescribe a treatment of AAV-AIPL1 for patients with LCA4 that they deem appropriate with local ethics approval. We play no role in the physician’s treatment decision. The results from the first-in-human interventional study to treat children with AIPL1-associated retinal dystrophy were published in The Lancet in February 2025, which study sought to evaluate whether early intervention by gene supplementation therapy was safe and could improve outcomes in young children with this condition. The findings indicate that children under the age of 4 years old with AIPL1-related retinal dystrophy benefited substantially from subretinal administration of rAAV8.hRKp.AIPL1, with improved visual acuity and functional vision and evidence of protection against progressive retinal degeneration, without serious adverse effects.

The non-randomized, single-arm, clinical study conducted in the UK involved four children aged one year to three years with severe retinal dystrophy associated with biallelic disease-causing sequence variants in AIPL1. The genetic medicine was a recombinant adeno-associated viral vector, comprising the human AIPL1 coding sequence driven by a human rhodopsin kinase promoter region (rAAV8.hRKp.AIPL1). The product candidate was administered to one eye of each child by subretinal injection. Outcome measures included visual acuity (as assessed with standard-of-care testing as well as a novel touchscreen test), functional vision (assessed by observing and recording the children’s visual behavior and their ability to perform simple vision-guided tasks), visual evoked potentials (assessed by recording cortical electrophysiological responses to full-screen black-and-white flickering stimuli), and retinal structure (assessed with handheld OCT and widefield fundus imaging).

Prior to intervention, the children’s binocular visual acuities, or VA, were limited to perception of light. At a mean of 3.5 years (range 3.0 to 4.1 years), after intervention the VAs of their treated eyes improved to a mean of 0.9 logarithm of the minimal angle of the minimum angle of resolution (LogMAR) (range 0.8 to 1.0); VAs before intervention were equivalent to 2.7 LogMAR. In contrast, the VAs of their untreated eyes became unmeasurable at the final follow-up. In the 2 children able to comply with testing, an objective test of VA confirmed improvements in visual function, and measurement of visual evoked potentials showed enhanced activity of the visual cortex, specific to the treated eyes. In 3 of the children, structural lamination of the outer retina was better preserved in the treated eye than in the untreated eye, and, for all 4 children, retinal thickness appeared better preserved in the treated eye than in the untreated eye.

To date, two cohorts of children have been treated with rAAV8.hRKp.AIPL1. The first cohort of 4 children (data published in The Lancet) received treatment in one eye. A second cohort has been treated, with 7 children (ages 1 to 3 years old) receiving sequential bilateral treatment. Meaningful responses have been observed in all 11 out of 11 LCA4 children treated with rAAV8.hRKp.AIPL1 to date, with all gaining visual acuity 4 or more weeks following treatment.

Following recent meetings with the MHRA, we intend to submit a marketing authorization application, or MAA, under exceptional circumstances for AAV-AIPL1 in the UK based on the results from the 11 treated children. We are also currently engaging with the FDA to discuss a path forward for regulatory approval in the U.S.

As the manufacturer of AAV-AIPL1 under a specials license, we have a record retention requirement and a continuing obligation to inform the MHRA of any suspected adverse reaction to our medicinal product which is a serious adverse reaction.

The UK’s Human Medicines Regulations 2012 (as amended) allow for the manufacture and supply of medicinal products not authorized for marketing to patients with special needs at the request of the healthcare professional responsible for the patient’s care (these products are referred to as “specials”). A special may only be supplied in: (i) response to an unsolicited order from a healthcare professional responsible for the care of the patient, (ii) if the product is manufactured and assembled in accordance with the specifications of that healthcare professional to fulfil the special needs of the individual patient that cannot be met by products already authorized for marketing and (iii) if the product is manufactured under a specials license granted by the MHRA.

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

We were awarded an Innovation Passport Designation by the U.K. Innovative Licensing and Access Pathway Steering Group for AAV8-RK-AIPL1. This designation provides entry into the U.K.’s Innovative Licensing and Access Pathway, or ILAP, designed to accelerate time to market and patient access to innovative medicines. Other benefits of ILAP include access to a range of development tools, such as the potential for accelerated MAA assessment, rolling review, and a continuous benefit-risk assessment, or potential marketing authorization under exceptional circumstances.

Our gene therapy candidate AAV-AIPL1 was granted orphan drug designation by the FDA and orphan designation by the European Commission for treatment of inherited retinal dystrophy due to defects in the AIPL1 gene, and in November 2024, rare pediatric disease designation by the FDA for treatment of inherited retinal dystrophy due to defects in the AIPL1 gene.

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

We received orphan drug designation from the FDA and orphan designation from the European Commission, and in November 2024, rare pediatric disease designation from the FDA, for AAV-RDH12 for the treatment of RDH12-associated retinal dystrophy.

AAV-BBS10 for the Treatment of BBS due to BBS10 Mutations

BBS is a rare genetic disease affecting approximately 1 in 250,000 people around the world. One of the primary symptoms of BBS is visual impairment secondary to retinal degeneration. More than 20 different genes are associated with the development of BBS, with BBS10 accounting for approximately 25% of cases. Our investigational genetic medicine AAV-BBS10 is an adeno-associated virus with a serotype 8 capsid with a complementary DNA (cDNA)

encoding the human BBS10 gene for treatment of BBS due to BBS10 mutations. In November 2024, the FDA granted rare pediatric disease designation to AAV-BBS10 for the treatment of BBS due to BBS10 mutations.

AAV-RetGC for the Treatment of LCA1

Mutations in the GUCY2D gene coding for guanylate cyclase lead to severe retinal diseases in humans, with 88% of cases causing autosomal recessive LCA1 whilst heterozygous missense mutations cause autosomal dominant cone-rod dystrophy, or CRD. In LCA1, photoreceptor function loss and blindness emerge very early in life. In CRD, degeneration starts in the cones and leads to loss of the central visual field due to the high presence of cones in the macula. CRD can lead to complete blindness when degeneration of rods follows those of cones. In January 2025, the FDA granted rare pediatric disease designation to AAV-RetGC for the treatment of LCA1 due to GUCY2D mutations.

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

Our Strengths

In addition to our three core therapeutic areas of focus, our ongoing clinical development programs, and our broad pipeline of preclinical programs, we have core capabilities in viral vector design and optimization, gene therapy manufacturing and a potentially transformative gene regulation platform using bespoke synthetic riboswitch technology invented in-house that allows for the precise, dose-responsive expression of any transgene under the control of oral small molecules. Utilizing the following key strengths, we aim to develop, commercialize and expand our portfolio of product candidates.

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
●	Robust and Diverse Clinical and Preclinical Pipeline: Applying our portfolio approach to gene therapy product development, our focus is on in vivo delivery of vectorized biologic therapetuics addressing unmet needs in prevalent disorders, including treatments for ocular disorders, including IRDs and large degenerative ocular diseases, as well as salivary gland disorders and neurodegenerative diseases. We also have a broad preclinical development pipeline.
●	Relationships with Leading Institutions: Our longstanding relationships with leading institutions and experts provides us with guidance on development strategy and access to potential patients for our clinical trials.
●	Natural History Study Data: We sponsor ongoing prospective long-term natural history studies in IRDs that facilitate our ability to efficiently enroll our treatment studies, potentially reducing clinical trial timelines and providing insight into the appropriate endpoints for clinical studies to support potential regulatory approval.

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

Gene therapy has been studied for over 55 years, with a variety of different viral vectors employed to deliver therapeutic genes. Since the first clinical study of therapeutic gene transfer in humans in 1990, thousands of gene therapy studies covering a broad range of disease targets have been initiated. In recent years, more than 40 gene therapies have received regulatory approval, including approval by the FDA of Luxturna, marketed by Spark Therapeutics, Inc. which was purchased by Roche, for treatment of RPE65-associated retinal dystrophy, and Zolgensma, marketed by AveXis, Inc., a Novartis company, for the treatment of spinal muscular atrophy, resulting in a growing acceptance of gene therapy technology as a potentially safe and effective therapeutic approach.

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

We have also delivered peptides and growth factors such as erythropoietin (EPO), human growth hormone (hGH), and parathyroid hormone (PTH) - rescuing hematocrit, little mouse growth or calcium to physiological levels, respectively, with daily oral dosing of our small molecule. In addition, we have now delivered combinations of gut peptides such as GLP-1, GIP glucagon, amylin, PYY and leptin, and we have shown that the efficacy with respect to glucose control is better than constitutively active expression of those peptides.

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

Intellectual Property

Our success depends in large part upon our ability to secure and maintain proprietary protection for our technologies and products and to operate without infringing the proprietary rights of others. Our policy is to protect our proprietary position by, among other methods, filing or collaborating with our licensors to file U.S. and foreign patent applications related to our proprietary technology, inventions and improvements that are important to the development and implementation of our business. We also use other forms of protection, such as confidential information and trademark protection, particularly where we do not believe patent protection is appropriate or obtainable. Our patent portfolio comprises a combination of issued patents and pending patent applications that are owned or licensed from third parties. In addition, we also evaluate opportunities to sublicense our portfolio of patents and patent applications that we own or exclusively license, and we may enter into such licenses from time to time.

As of December 31, 2024, we own, co-own, or have an exclusive license to 661 United States and foreign issued or allowed patents and 533 patent applications, pending in the United States and internationally. For any individual patent, the term depends on the applicable law in the country in which the patent is granted. In most countries where we have filed patent applications or in-licensed patents and patent applications, patents have a term of 20 years from the application filing date or earliest claimed non-provisional priority date. In the United States, the patent term is 20 years but may be shortened if a patent is terminally disclaimed over another patent that expires earlier. The term of a U.S. patent may also be lengthened by a patent term adjustment, in order to address administrative delays by the United States Patent and Trademark Office in granting a patent. In the United States, the term of a patent that covers an FDA-approved drug or biologic may be eligible for patent term extension in order to restore the period of a patent term lost during the premarket FDA regulatory review process. The Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch-Waxman Act, permits a patent term extension of up to five years beyond the natural expiration of the patent. The patent term restoration period is generally equal to the regulatory review period for the approved product which period occurs after the date the patent is issued, subject to certain exceptions. Only one patent may be extended for a regulatory review period for any product, and the application for the extension must be submitted prior to the expiration of the patent. In the future, we may decide to apply for restoration of patent term for one of our currently owned or licensed patents to extend its current expiration date, depending on the expected length of the clinical trials and other factors involved in the filing of the relevant Biologics License Application.

Company-Owned Intellectual Property

We own eight patent families relating to gene regulation platform technologies developed by us with a combined 187 United States and foreign issued patents and 129 pending patent applications.

The first patent family includes 58 issued patents in the United States (two patents), African Regional Intellectual Property Organization, Albania, Australia (two patents), Austria, Belgium, Bulgaria, China, Croatia, Cyprus, Czech Republic, Denmark, Estonia, Eurasian Patent Organization, Finland, France, Germany, Greece, Hong Kong, Hungary, Iceland, India, Ireland, Israel (two patents), Italy, Japan (two patents), Republic of Korea, Latvia, Lithuania, Luxembourg, Malaysia, Malta, Mexico, Monaco, Netherlands, New Zealand, North Macedonia, Norway, Philippines, Poland, Portugal, Romania, San Marino, Serbia, Singapore, Slovakia, Slovenia, South Africa (two patents) Spain, Sweden, Switzerland/Liechtenstein, Turkey and the United Kingdom and 20 pending patent applications with claims directed to compositions of matter and methods of use in the United States, African Regional Intellectual Property Organization, Australia, Brazil, Canada, China, Egypt, Eurasian Patent Organization, European Patent Organization, Hong Kong (two applications), Indonesia, Japan, Republic of Korea, Mexico, New Zealand, Philippines, Singapore, South Africa and Vietnam. Patents issued from this family are expected to expire February 2, 2036, not including any patent term adjustments that may extend the patent term in certain jurisdictions.

The second patent family includes 48 issued patents in the United States, Albania, Australia, Austria, Belgium, Bulgaria, China, Croatia, Cyprus, Czech Republic, Denmark, Estonia, Finland, France, Germany, Greece, Hong Kong, Hungary, Iceland, India, Indonesia, Ireland, Israel, Italy, Japan, Latvia, Lithuania, Luxembourg, Malaysia, Malta, Mexico, Monaco, Netherlands, North Macedonia, Norway, Poland, Portugal, Romania, San Marino, Serbia, Singapore, Slovakia, Slovenia, Spain, Sweden, Switzerland/Liechtenstein, Turkey and the United Kingdom and 15 pending patent applications with claims directed to compositions of matter and methods of use in the United States, African Regional Intellectual Property Organization, Brazil, Canada, Egypt, Eurasian Patent Organization, India, Indonesia, Republic of Korea, New Zealand, Philippines (two applications), South Africa and Vietnam (two applications). Patents issued from this family are expected to expire February 2, 2037, not including any patent term adjustments that may extend the patent term in certain jurisdictions.

The third patent family includes 11 issued patents in the United States, African Regional Intellectual Property Organization, Australia, China, Eurasian Patent Organization, India, Indonesia, Japan, Malaysia, Mexico and Singapore and 12 pending patent applications with claims directed to compositions of matter and methods of use in the United States, Brazil, Canada, Egypt, European Patent Organization, Hong Kong, Israel, Republic of Korea, New Zealand, Philippines, South Africa and Vietnam. Patents issued from this family are expected to expire February 2, 2037, not including any patent term adjustments that may extend the patent term in certain jurisdictions.

The fourth patent family includes 51 issued patents in the United States, Albania, Australia, Austria, Belgium, Bulgaria, Canada, China, Croatia, Cyprus, Czech Republic, Denmark, Estonia, Eurasian Patent Organization, Finland, France, Germany, Greece, Hong Kong, Hungary, Iceland, India, Indonesia, Ireland, Israel, Italy, Japan, Republic of Korea, Latvia, Lithuania, Luxembourg, Malta, Malaysia, Mexico, Monaco, Netherlands, New Zealand, North Macedonia, Norway, Poland, Portugal, Romania, San Marino, Serbia, Slovakia, Slovenia, Spain, Sweden, Switzerland/Liechtenstein, Turkey and the United Kingdom and 10 pending patent applications with claims directed to compositions of matter and methods of use in the United States, African Regional Industrial Property Organization, Australia, Brazil, Egypt, New Zealand, Philippines, Singapore, South Africa and Vietnam. Patents issued from this family are expected to expire August 3, 2037, not including any patent term adjustments that may extend the patent term in certain jurisdictions.

The fifth patent family includes nine issued patents in the United States, African Regional Industrial Property Organization, Australia, China, Indonesia, Japan, Republic of Korea, Mexico and Philippines, and 16 pending patent applications with claims directed to compositions of matter and methods of use in the United States, Australia, Brazil, Canada, Egypt, Eurasian Patent Organization, European Patent Organization, Hong Kong, India, Israel, Malaysia, New Zealand (two applications), Singapore, South Africa and Vietnam. Patents issued from this family are expected to expire on March 2, 2038, not including any patent term adjustments that may extend the patent term in certain jurisdictions.

The sixth patent family includes nine issued patents in African Regional Industrial Property Organization, China, Indonesia, Israel, Japan, Republic of Korea, Malaysia, Mexico and New Zealand and 14 pending patent applications with claims directed to compositions of matter and methods of use in the United States, Australia, Brazil, Canada, Egypt, Eurasian Patent Organization, European Patent Organization, Hong Kong, India, New Zealand, Philippines, Singapore, South Africa and Vietnam. Patents issued from this family are expected to expire on February 21, 2038, not including any patent term adjustments that may extend the patent term in certain jurisdictions.

The seventh patent family includes one issued patent in Japan and 21 pending patent applications with claims directed to compositions of matter and methods of use in the United States, African Regional Industrial Property Organization, Australia, Brazil, Canada, China, Egypt, Eurasian Patent Organization, European Patent Organization, Hong Kong, India, Indonesia, Israel, Republic of Korea, Malaysia, Mexico, New Zealand, Philippines, Singapore, South Africa and Vietnam. Patents issued from this family are expected to expire on March 24, 2041, not including any patent term adjustments that may extend the patent term in certain jurisdictions.

The eighth patent family includes 21 pending applications with claims directed to compositions of matter and methods of use in the United States of America, African Regional Industrial Property Organization, Australia, Brazil, Canada, China, Egypt, Eurasian Patent Organization, European Patent Convention, India, Indonesia, Israel, Japan, Republic of Korea, Malaysia, Mexico, New Zealand, Philippines, Singapore, South Africa, and Vietnam. Patents issued from this family are expected to expire on December 15, 2042, not including any patent term adjustments that may extend the patent term in certain jurisdictions.

Licensed Intellectual Property

Certain of our issued patents and pending patent applications are exclusively licensed to us from UCLB, Brandeis University (“Brandeis”) and the National Institute of Dental and Craniofacial Research (“NIDCR”).

UCLB

The UCLB portfolio includes two licensed patent families relating to our RPE65, CNGA3 and dry AMD gene therapy programs with a combined 150 United States and foreign issued patents and 30 pending patent applications.

The first patent family, with claims directed to compositions of matter and methods of use relating to our RPE65 program, and the AAV-RPE65 product candidate includes 52 issued patents in the United States (two patents), Albania, Australia, Austria, Belgium, Bulgaria, Canada, China, Croatia, Cyprus, Czech Republic, Denmark, Estonia, Finland, France, Germany, Greece, Hong Kong, Hungary, Iceland, India, Ireland, Israel (two patents), Italy, Japan, Latvia, Lithuania, Luxembourg, Malta, Malaysia, Mexico, Monaco, Netherlands, New Zealand, North Macedonia, Norway, Philippines, Poland, Portugal, Romania, San Morino, Serbia, Singapore, Slovakia, Slovenia, Spain, Sweden, Switzerland/Liechtenstein, Turkey and the United Kingdom and 7 pending patent applications in the United States, Brazil, European Patent Organization, Hong Kong, Mexico, Nigeria and Thailand. Patents issued from this family are expected to expire February 8, 2036, not including any patent term extensions or adjustments that may extend the patent term in certain jurisdictions.

The second patent family includes 44 issued patents in the United States, African Regional Intellectual Property Organization, Albania, Austria, Belgium, Bulgaria, Croatia, Cyprus, Czech Republic, Denmark, Estonia, Eurasian Patent Convention, Finland, France, Germany, Greece, Hungary, Iceland, Indonesia, Ireland, Italy, Japan, Latvia, Lithuania, Luxembourg, Malta, Monaco, Netherlands, New Zealand, North Macedonia, Norway, Poland, Portugal, Romania, San Marino, Serbia, Singapore, Slovakia, Slovenia, Spain, Sweden, Switzerland/Liechtenstein, Turkey and United Kingdom and 16 pending patent applications with claims directed to compositions of matter and methods of use relating to our achromatopsia program and the AAV-CNGA3 product candidate in the United States, Australia, Brazil, Canada, China, Egypt, Hong Kong, India, Israel, Republic of Korea, Malaysia, Mexico, New Zealand, Philippines, South Africa and Vietnam. Patents issued from this family are expected to expire January 14, 2039, not including any patent term extensions or adjustments that may extend the patent term in certain jurisdictions.

The third patent family, with claims directed to compositions of matter and methods of use relating to our dry AMD gene therapy program, includes 54 issued patents in African Regional Intellectual Property Organization, Albania, Austria, Australia (two patents), Belgium, Bulgaria, Canada, Croatia, Cyprus, Czech Republic, Denmark, Estonia, Eurasian Patent Organization, Finland, France, Germany, Greece, Hong, Kong, Hungary, Iceland, Indonesia, Ireland, Israel, Italy, Japan, Republic of Korea, Latvia, Lithuania, Luxembourg, Malta, Malaysia, Mexico, Monaco, Netherlands, New Zealand, Nigeria, North Macedonia, Norway, Poland, Portugal, Romania, San Marino, Serbia, Singapore (two patents), Slovakia, Slovenia, Spain, South Africa, Sweden, Switzerland/Liechtenstein, Turkey and the United Kingdom and seven pending applications in the United States, Brazil, China, Hong Kong, Philippines, Thailand and Vietnam. Patents issued from this family are expected to expire February 19, 2036, not including any patent term extensions or adjustments that may extend the patent term in certain jurisdictions.

On December 20, 2023, we and MeiraGTx UK II Limited sold and assigned to Johnson & Johnson Innovative Medicine the rights to a fourth patent family related to the RPGR Product, which had been previously licensed from UCLB.

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

NIDCR

The exclusively licensed NIDCR portfolio includes two patent families.

The first patent family has claims directed to compositions of matter and methods of use relating to our Sjogren’s Syndrome gene therapy program. This patent family includes 16 issued patents in the United States, Australia, Austria, Belgium, Canada, Denmark, France, Germany, Ireland, Italy, Netherlands, Norway, Spain, Sweden, Switzerland/Liechtenstein and the United Kingdom. Patents issued from this family are expected to expire August 30, 2033, not including any patent term extensions or adjustments that may extend the patent term in certain jurisdictions.

The second patent family has claims directed to methods of use for our radiation-induced salivary dysfunction gene therapy program. This patent family includes 18 pending applications in the United States of America, African Regional Industrial Property Organization, Australia, Brazil, Canada, China, Eurasian Patent Organization, European Patent Convention, Hong Kong, Israel, Japan, Republic of Korea, Malaysia, Mexico, New Zealand, Philippines, Singapore, and South Africa. Patents issued from this family are expected to expire August 4, 2042, not including any patent term extensions or adjustments that may extend the patent term in certain jurisdictions.

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

The First UCLB License Agreement had also included an option to the dry AMD gene therapy program. This option was exercised under a separate license agreement dated March 23, 2020.

As noted above, on December 20, 2023, we and MeiraGTx UK II Limited entered into and consummated an Asset Purchase Agreement with Johnson & Johnson Innovative Medicine pursuant to which we sold and assigned to Johnson & Johnson Innovative Medicine, and Johnson & Johnson Innovative Medicine purchased and assumed, the UCLB RPGR License Agreement relating to the research, development, manufacture and exploitation of the RPGR Product, and other related assets as described in the Asset Purchase Agreement. Johnson & Johnson Innovative Medicine is responsible for any royalty or milestone amounts that become payable on the RPGR Product under the UCLB RPGR License Agreement.

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

Trademarks

Our trademark MeiraGTx is the subject of registrations and/or pending applications in the U.S., UK and EU.

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

U.S. Biological Products Development Process

Our products must be approved by the FDA through the BLA process before they may be legally marketed in the United States. The process required by the FDA before a biologic may be marketed in the United States generally involves the following:

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

In most cases, the FDA requires two adequate and well controlled Phase 3 clinical trials to demonstrate the safety and efficacy of a biological product. In some instances, a single Phase 3 trial, together with other confirmatory evidence may be sufficient to support a BLA submission. Post-approval clinical trials, sometimes referred to as Phase 4 clinical trials, may be conducted after initial marketing approval. These clinical trials are used to gain additional experience from the treatment of patients in the intended therapeutic indication, particularly for long-term safety follow-

up. The FDA recommends that sponsors observe subjects for potential gene therapy-related delayed adverse events for a 15-year period, including a minimum of five years of annual examinations followed by ten years of annual queries, either in person or by questionnaire.

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

Rare Pediatric Disease Designation and Priority Review Vouchers

Under the FDCA, as amended, the FDA incentivizes the development of drugs and biologics for the prevention and treatment of rare pediatric diseases. A “rare pediatric disease” is defined to include a serious or life-threatening disease in which the serious or life-threatening manifestations primarily affect individuals aged 18 years of age or younger and the disease affects fewer than 200,000 individuals in the U.S., or affects more than 200,000 individuals in the U.S. and for which there is no reasonable expectation that the cost of developing and making available in the U.S. a drug for such disease or condition will be recovered from sales in the U.S. of such drug. The sponsor of a product candidate for a rare pediatric disease may be eligible for a voucher that can be used to obtain a priority review for a subsequent human drug application after the date of approval of the rare pediatric disease drug product, referred to as a priority review voucher. A sponsor may request rare pediatric disease designation from the FDA prior to the submission of its BLA. A rare pediatric disease designation does not guarantee that a sponsor will receive a priority review voucher upon approval of its BLA. If a priority review voucher is received, it may be sold or transferred an unlimited number of times. The FDA’s rare pediatric disease priority voucher program began to sunset on December 20, 2024, after Congress failed to pass a continuing resolution package that included its reauthorization. Under the amended statutory sunset provisions, after December 20, 2024, the FDA may award a priority review voucher for an approved rare pediatric disease product application only if the sponsor has rare pediatric disease designation for the drug and if that designation was granted by December 20, 2024. After September 30, 2026, the FDA may not award any rare pediatric disease priority review vouchers. Congress may vote to reauthorize this program, but its future remains unknown at this time.

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

Healthcare Reform

The United States and some foreign jurisdictions are considering or have enacted a number of reform proposals to change the healthcare system. There is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality or expanding access. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by federal and state legislative initiatives, including those designed to limit the pricing, coverage, and reimbursement of pharmaceutical and biopharmaceutical products, especially under government-funded healthcare programs, and increased governmental control of drug pricing.

In March 2010, the Patient Protection and Affordable Care Act, or the ACA, was signed into law, which substantially changed the way healthcare is financed by both governmental and private insurers in the United States, and significantly affected the pharmaceutical industry. The ACA contained a number of provisions of particular import to the pharmaceutical and biotechnology industries, including, but not limited to, those governing enrollment in federal healthcare programs, a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected, and annual fees based on pharmaceutical companies’ share of sales to federal healthcare programs.

Since its enactment, there have been judicial, Congressional and executive branch challenges to certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA.

Other legislative changes have been proposed and adopted since the ACA was enacted, including aggregate reductions of Medicare payments to providers, which was temporarily suspended from May 1, 2020 through March 31, 2022, and reduced payments to several types of Medicare providers.  In March 2021, the American Rescue Plan Act of 2021 was signed into law, which eliminated the statutory Medicaid drug rebate cap for single source and innovator multiple source drugs, beginning January 1, 2024. The rebate was previously capped at 100% of a drug’s average manufacturer price.

Moreover, there has recently been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. On August 16, 2022, the Inflation Reduction Act of 2022, or IRA, was signed into law. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Part D coverage gap discount program with a new manufacturer discounting program (which began in 2025). The IRA permits the Secretary of the Department of Health and Human Services, or HHS, to implement many of these provisions through guidance, as opposed to regulation, for the initial years. The Centers for Medicare & Medicaid Services, or CMS, has published the negotiated prices for the initial ten drugs, which will first be effective in 2026, and the list of the subsequent 15 drugs that will be subject to negotiation, although the Medicare drug price negotiation program is currently subject to legal challenges. While the impact of the IRA on the pharmaceutical industry cannot yet be fully determined, it is likely to be significant. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure, drug price reporting and other transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Some states have enacted legislation creating so-called prescription drug affordability boards, which ultimately may attempt to impose price limits on certain drugs in these states.

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

Government Regulation Outside of the United States

In addition to regulations in the United States, we may be subject to a variety of regulations in other jurisdictions, for instance in the UK or EU, governing, among other things, clinical trials, marketing authorizations, or MAs, post-MA requirements and any commercial sales and distribution of our products. Because biologically sourced raw materials are subject to unique contamination risks, their use may be restricted in some countries. In addition, ethical, social and legal concerns about gene therapy, genetic testing, genetic research and gene-editing technology, could result in additional regulations restricting or prohibiting the processes we may use.

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

The CTR transition period ended on January 31, 2025, and all clinical trials (and related applications) are now fully subject to the provisions of the CTR.

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

Marketing Authorizations

In the EU, medicinal products can only be placed on the market after obtaining an MA. To obtain regulatory approval of an investigational chemical or biological product in the EU, we must submit an MAA. The process for doing this depends, among other things, on the nature of the medicinal product. There are two types of MAs – “Centralized MAs” and “National MAs.”

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

Healthcare Reform

Political, economic and regulatory developments are occurring in the EU and may affect the ability of pharmaceutical companies to profitably commercialize their products, once approved. In addition to continuing pressure on prices and cost containment measures, legislative developments at the EU or member state level may result in significant additional requirements or obstacles. The delivery of healthcare in the EU, including the establishment and operation of health services and the pricing and reimbursement of medicines, is almost exclusively a matter for national, rather than EU, law and policy. National governments and health service providers have different priorities and approaches to the delivery of healthcare and the pricing and reimbursement of products in that context. In general, however, the healthcare budgetary constraints in most EU member states have resulted in restrictions on the pricing and reimbursement of medicines by relevant health service providers. Coupled with ever-increasing EU and national regulatory burdens on those wishing to develop and market products, this could restrict or regulate post-approval activities and affect the ability of pharmaceutical companies to commercialize their products. In international markets, reimbursement and healthcare payment systems vary significantly by country, and many countries have instituted price ceilings on specific products and therapies.

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

In 2011, Directive 2011/24/EU was adopted at the EU level. This Directive establishes a voluntary network of national authorities or bodies responsible for HTA in the individual EU member states. The network facilitates and supports the exchange of scientific information concerning HTAs. Further to this, on December 13, 2021, Regulation No 2021/2282 on HTA, amending Directive 2011/24/EU, was adopted. The Regulation entered into force in January 2022 and has been applicable since January 2025, with phased implementation based on the type of product (i.e., oncology and advanced therapy medicinal products as of 2025, orphan medicinal products as of 2028, and all other medicinal products by 2030). The Regulation intends to boost cooperation among EU member states in assessing health technologies, including new medicinal products, and provide the basis for cooperation at the EU level for joint clinical assessments in these areas. It will permit EU member states to use common HTA tools, methodologies, and procedures across the EU, working together in four main areas, including joint clinical assessment of the innovative health technologies with the highest potential impact for patients, joint scientific consultations whereby developers can seek advice from HTA authorities, identification of emerging health technologies to identify promising technologies early, and continuing voluntary cooperation in other areas. Individual EU member states will continue to be responsible for assessing non-clinical (e.g., economic, social, ethical) aspects of health technology, and making decisions on pricing and reimbursement.

Brexit and the Regulatory Framework in the United Kingdom

The UK formally left the EU on January 31, 2020, commonly referred to as “Brexit”. Since the end of the Brexit transition period on January 1, 2021, and the implementation of the Windsor Framework on January 1, 2025, the UK has not generally been directly subject to EU laws with respect to medicinal products. The EU laws that have been transposed into UK law through secondary legislation remain applicable in Great Britain (England, Scotland and Wales), however, new legislation such as the CTR is not applicable in Great Britain.

Since January 1, 2021, the MHRA has been the UK’s standalone medicines and medical devices regulator. As a result of the Protocol on Ireland and Northern Ireland, different rules applied in Northern Ireland than in Great Britain; broadly, Northern Ireland continued to follow the EU regulatory regime. However, on January 1, 2025 a new arrangement called the “Windsor Framework” came into effect and reintegrated Northern Ireland under the regulatory authority of the MHRA with respect to medicinal products. The Windsor Framework removes EU licensing processes, and EU labeling and serialization requirements in relation to Northern Ireland, and introduces a UK-wide licensing process for medicinal products.

UK Clinical Trials

It is currently unclear to what extent the UK will seek to align its regulations with the EU. The UK regulatory framework in relation to clinical trials is derived from pre-existing EU legislation (as implemented into UK law, through secondary legislation), and after Brexit, EU laws on clinical trials (including the CTR) are not directly applicable in Great Britain (i.e., the UK excluding Northern Ireland). The extent to which the regulation of clinical trials in the UK will mirror the CTR in the long term is not yet certain, however, on December 12, 2024, the UK government introduced a legislative proposal - the Medicines for Human Use (Clinical Trials) Amendment Regulations 2024 - that, if implemented, will replace the current regulatory framework for clinical trials in the UK. The legislative proposal aims to provide a more flexible regime to make it easier to conduct clinical trials in the UK, increase the transparency of clinical trials conducted in the UK and make clinical trials more patient centered. The UK government has provided the legislative proposal to the UK Parliament for its review and approval. Once the legislative proposal is approved (with or without amendment), it will be adopted into UK law which is expected in early 2026. Under the terms of the Protocol on Ireland and Northern Ireland, provisions of the CTR which relate to the manufacture and import of investigational medicinal products and auxiliary medicinal products currently apply in Northern Ireland.

UK Marketing Authorizations

MAs in the UK are governed by the UK’s Human Medicines Regulations 2012 (as amended). All existing centralized procedure MAs were automatically converted into UK MAs effective in Great Britain (only), free of charge on January 1, 2021 (unless MA holders opted out of this scheme). Under the terms of the Windsor Framework, these MAs became valid for the whole of the UK from January 1, 2025. In order to use the centralized procedure to obtain an MA that will be valid throughout the EEA, companies must be established in the EEA. Therefore, since Brexit, companies established in the UK can no longer use the centralized procedure and instead must follow one of the UK national authorization procedures or one of the remaining post-Brexit international cooperation procedures to obtain an MA to market products in the UK. Applications are governed by the UK’s Human Medicines Regulations 2012 (as amended) and are made electronically through the MHRA Submissions Portal. In addition, an international recognition procedure, or IRP, has applied since January 1, 2024, whereby the MHRA will have regard to decisions on the approval of MAs made by the EMA and certain other regulators when determining an application for a new UK MA. Pursuant to the IRP, the MHRA will take into account the expertise and decision-making of trusted regulatory partners (i.e., the regulators in Australia, Canada, Switzerland, Singapore, Japan, the U.S. and the EU). The MHRA will conduct a targeted assessment of IRP applications but retain the authority to reject applications if the evidence provided is considered insufficiently robust. The IRP allows medicinal products approved by such trusted regulatory partners that meet certain criteria to undergo a fast-tracked MHRA review to obtain and/or update an MA in the UK. Applications should be decided within a maximum of 60 days if there are no major objections identified that cannot be resolved within such 60-day period and the approval from the trusted regulatory partner selected has been granted within the previous 2 years or if there are such major objections identified or such approval has not been granted within the previous 2 years within 110 days. Applicants can submit initial MAAs to the IRP but the procedure can also be used throughout the lifecycle of a product for post-authorization procedures including line extensions, variations and renewals. In the UK, the initial duration of an MA is five years and following renewal will be valid for an unlimited period unless the MHRA decides on justified grounds relating to pharmacovigilance, to proceed with only one additional 5-year renewal. Any authorization which is not followed by the actual placing of the medicinal product on the market in the UK within 3 years shall cease to be in force.

Post Brexit, the MHRA has updated various aspects of the regulatory regime for medicines in the UK, including: introducing the Innovative Licensing and Access Procedure to accelerate the time to market and facilitate patient access for innovative medicines; updates to the UK national approval procedure, introducing a 150-day objective for assessing applications for MAs in the UK and a rolling review process for MAAs (rather than a consolidated full dossier submission).

The UK’s Human Medicines Regulations 2012 (as amended) allow the MHRA to grant an MA under exceptional circumstances in the UK. Such MA is intended for products for which the applicant can show that it is unable to provide comprehensive data on the efficacy and safety of the medicinal product under normal conditions of use because the condition to be treated is rare or because collection of full information is not possible or is unethical. This type of MA is similar to the MA under exceptional circumstances granted by the European Commission. Since the end of the Brexit transition period on January 1, 2021, applications for MAs under exceptional circumstances in Northern Ireland were required to be submitted to the EMA. However, since the implementation of the Windsor Framework on January 1, 2025, such applications are now required to be submitted to the MHRA that will grant UK-wide MAs under exceptional circumstances. The MHRA may take into account an MA under exceptional circumstances granted by the European Commission or by a competent authority in another jurisdiction when determining an application for an MA under exceptional circumstances, but the final decision on the approval of such application will rest with the MHRA. The MHRA is likely to impose specific obligations on the holder of an MA under exceptional circumstances (i.e., to provide information on the safe and effective use of the product). The MHRA will communicate these obligations to the applicant during its review of the application. This authorization route does not normally lead to a standard MA.

UK Orphan Designation

Post-Brexit, the UK has retained the EU Regulation which governs the designation of medicinal products as orphan medicinal products and which establishes incentives thereto (Regulation (EC) No. 141/2000) as part of UK law by virtue of the EU (Withdrawal) Act 2018.

There is no pre-MA orphan designation in the UK. The MHRA reviews applications from companies for orphan designation in parallel to the corresponding MAA. The criteria are essentially the same, but have been tailored for the market, i.e., the prevalence of the condition in the UK, rather than the EU, must not be more than five in 10,000. Should an orphan designation be granted, the period of market exclusivity will be set from the date of first approval of the product in the UK.

UK Specials Regulation

The UK’s Human Medicines Regulations 2012 (as amended) allow for the manufacture and supply of medicinal products not authorized for marketing to patients with special needs at the request of the healthcare professional responsible for the patient’s care (these products are referred to as “specials”). A special may only be supplied: (i) in response to an unsolicited order from a healthcare professional responsible for the care of the patient, (ii) if the product is manufactured and assembled in accordance with the specifications of that healthcare professional to fulfil the special needs of the individual patient which cannot be met by products already authorized for marketing, and (iii) if the product is manufactured under a specials license granted by the UK’s MHRA.

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

For example, the EU General Data Protection Regulation, or GDPR, imposes strict requirements for processing the personal data of individuals within the EEA or in the context of our activities in the EEA. The GDPR allows EU member states to make additional laws and regulations further regulating the processing of genetic, biometric or health data. Failure to comply with the requirements of GDPR and the applicable national data protection laws of the EU member states may result in fines of up to €20 million or up to 4% of the total worldwide annual turnover of a noncompliant undertaking in the preceding financial year, whichever is higher, and other administrative penalties and may expose us to compensation claims from affected individuals.

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

Employees

As of December 31, 2024, we had 381 employees, 375 of which are full-time employees. None of our employees is subject to a collective bargaining agreement or represented by a trade or labor union. We consider our relationship with our employees to be good.

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

We are a clinical stage company with limited operating history. We were formed and began operations in 2015. We have never been profitable and do not expect to be profitable in the foreseeable future. We have incurred net losses since inception, including net losses of approximately $147.8 million and $84.0 million for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, we had an accumulated deficit of approximately $702.0 million. Since our inception, we have devoted substantially all of our resources to developing our technology platform, establishing our viral vector manufacturing facilities and plasmid and DNA production facility, developing manufacturing processes, advancing the product candidates in our ophthalmology, salivary gland and neurodegenerative disease programs, research and development activities, including our riboswitch gene regulation platform technology, building our intellectual property portfolio, organizing and staffing our company, developing our business plans, raising capital, securing debt financing and providing general and administrative support for these operations. We have not yet demonstrated an ability to successfully complete large-scale, pivotal clinical trials, obtain marketing approval, manufacture product at a commercial scale, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Given the length of time typically needed to develop a new drug from the time it enters Phase 1 clinical trials to when it is approved for treating patients, if ever, predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing genetic medicine products.

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

Under the Asset Purchase Agreement, Johnson & Johnson Innovative Medicine paid us a non-refundable upfront cash purchase price of $65.0 million in December 2023. Additionally, pursuant to and subject to the terms and conditions set forth in the Asset Purchase Agreement, Johnson & Johnson Innovative Medicine agreed to pay us future contingent consideration of up to an aggregate of $350.0 million, as follows: (i) a milestone payment of $50.0 million in connection with the achievement of the initiation of the extension study for the Phase 3 LUMEOS clinical trial for the RPGR Product; (ii) $10.0 million upon completion of certain specified development services for the drug substance for the RPGR Product; (iii) $5.0 million upon completion of certain specified development services for the drug product for the RPGR Product; (iv) $175.0 million upon the first commercial sale of an RPGR Product in the United States; (v) $75.0 million upon the first commercial sale of an RPGR Product in at least one of the United Kingdom, France,

Germany, Spain and Italy; (vi) $25.0 million upon completion of the transfer of certain manufacturing technology for drug substance and drug product from us to Johnson & Johnson Innovative Medicine; and (vii) $10.0 million upon regulatory approval of a Johnson & Johnson Innovative Medicine-selected manufacturing facility in each of the United States and European Union for commercial manufacture of the RPGR Product. As of December 31, 2024, we have received $60.0 million in milestone payments from Johnson & Johnson Innovative Medicine.

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

Our operations have consumed significant amounts of cash since inception. As of December 31, 2024, our cash, cash equivalents and restricted cash were $105.7 million. In addition, we expect to receive $0.7 million from receivables from Johnson & Johnson Innovative Medicine during the first quarter of 2025 in connection with transition services we provided to Johnson & Johnson Innovative Medicine. Based on our cash, cash equivalents, accounts receivable – related party and tax incentive receivable at December 31, 2024, together with the proceeds from the anticipated closing of the strategic collaboration with Hologen Ltd, we estimate that such funds will be sufficient to enable us to fund our operating expenses and capital expenditure requirements into 2027 and to repay our debt obligation of $75.0 million to Perceptive (due in August 2026). This estimate does not include the $285.0 million in milestones we are eligible to receive under the Asset Purchase Agreement upon first commercial sale of an RPGR Product in the United States and in at least one of the United Kingdom, France, Germany, Spain and Italy, for completion of the transfer of certain manufacturing technology to Johnson & Johnson Innovative Medicine and upon regulatory approval of a Johnson & Johnson Innovative Medicine-selected manufacturing facility in each of the United States and European Union for commercial manufacture of the RPGR Product. This estimate is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances could cause us to spend more than expected or consume capital significantly faster than we currently anticipate, such as inflation or other factors that may significantly increase our business costs. Because the length of time and activities associated with successful development of our product candidates is uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:

●	the progress, timing, costs and results of our clinical development for our radiation-induced xerostomia product candidate, AAV-hAQP1, and for our product candidate for the treatment of Parkinson’s disease, AAV-GAD;
●	the progress, timing, costs and results of our ongoing clinical development for our AAV-AIPL1 gene therapy product candidate, our CNGB3 achromatopsia gene therapy product candidate, AAV-CNGB3, for our CNGA3 achromatopsia gene therapy product candidate, AAV-CNGA3, and for our RPE65-associated retinal dystrophy product candidate, AAV-RPE65;
●	the development of our product candidate for the treatment of ALS, AAV-UPF1, for our product candidate for the treatment of xerostomia associated with Sjogren’s syndrome, AAV-hAQP1, and our product candidate for the treatment of neovascular age related macular degeneration, or wet AMD;
●	the development of our potentially transformative riboswitch gene regulation platform technology designed to precisely and specifically control gene therapy expression levels via dose-response to orally delivered small molecules;
●	the extent to which we receive the milestone payments under the Asset Purchase Agreement with Johnson & Johnson Innovative Medicine;
●	continuing our current research programs and our preclinical development of product candidates from our current research programs;
●	seeking to identify, assess, acquire and/or develop additional research programs and additional product candidates;
●	the preclinical testing and clinical trials for any product candidates we identify and develop;
●	the outcome, timing and cost of meeting regulatory requirements established by the FDA, MHRA, EMA and other regulatory authorities;
●	the cost of expanding and protecting our intellectual property portfolio, including filing, prosecuting, defending and enforcing our patent claims and other intellectual property rights;

●	the cost of defending potential intellectual property disputes, including patent infringement actions brought by third parties against us or any of our product candidates;
●	the effect of competing technological and market developments;
●	the cost of further developing and scaling our manufacturing facilities and processes;
●	the cost and timing of completion of commercial-scale manufacturing facilities and activities;
●	the cost of making royalty, milestone or other payments under current and any future in-license agreements;
●	our ability to establish and maintain strategic collaborations, licensing or other agreements and the financial terms of such agreements;
●	the extent to which we in-license or acquire rights to other products, product candidates and technologies;
●	the cost of establishing sales, marketing and distribution capabilities for our product candidates in regions where we choose to commercialize our products; and
●	the initiation, progress, timing and results of our commercialization of our product candidates, if approved for commercial sale.

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

We have, and may continue to, opportunistically identify and evaluate strategic opportunities regarding our assets. For example, in October 2023, we entered into the Investment Agreement with Sanofi Foreign Participations, pursuant to which, among other things and subject to the terms and conditions specified therein, we issued an aggregate of 4,000,000 ordinary shares, at a purchase price of $7.50 per share for gross proceeds of $30.0 million. Sanofi also received a right of first negotiation (ROFN) for the use of our riboswitch gene regulation technology for certain Central Nervous System (CNS) and Immunology and Inflammation (I&I) targets, including IL-4 and IL-13, as well as for GLP-1 and other gut peptides for obesity, and for our Phase 2 xerostomia program. In addition, in December 2023, we announced the transaction with Johnson & Johnson Innovative Medicine, as described above. There can be no assurance that we will be successful in our efforts to pursue or advance such options, or identify similar opportunities, or that any potential transaction would be consummated or, if consummated, will provide the anticipated benefits to us or otherwise enhance shareholder value. Any such potential transaction would be dependent upon a number of factors beyond our control, including, without limitation, market conditions, industry trends, the interest of third parties in our assets and whether the terms of any strategic transaction would be acceptable to us. The process of reviewing potential strategic alternatives is time consuming and may be distracting and disruptive to our business operations and long-term planning, which may cause concern to our current or potential customers, employees, investors, strategic partners and other constituencies and may have a material impact on our business and operating results or result in increased volatility in our share price.

We are heavily dependent on the success of our product candidates, which are still in development, and if none of them receive regulatory approval or are successfully commercialized, our business may be harmed.

Our future success and ability to generate product revenue is substantially dependent on our ability to successfully develop, manufacture, obtain regulatory approval for and successfully commercialize our product candidates. We currently have no products that are approved for commercial sale and may never be able to develop marketable products. We have invested and expect to continue to invest a meaningful portion of our efforts and expenditures over the next few years in the development of AAV-hAQP1, AAV-GAD, AAV-AIPL1 and our riboswitch gene regulation technology platform, as well as potentially AAV-CNGB3, AAV-CNGA3, AAV-RPE65, which will require additional clinical development, management of clinical and manufacturing activities, regulatory approval in multiple jurisdictions, manufacturing sufficient supply, building of a commercial organization, substantial investment and significant marketing efforts before we can generate any revenues from any commercial sales. We cannot be certain that our product candidates will be successful in clinical trials, receive regulatory approval or be successfully commercialized even if we receive regulatory approval. Even if we receive approval to market our product candidates from the FDA, MHRA or other regulatory bodies, we cannot be certain that our product candidates will be successfully commercialized by us or any of our collaborators, widely accepted in the marketplace or more effective than other commercially available alternatives. Additionally, the research, testing, manufacturing, labeling, approval, sale, marketing and distribution of gene therapy products are and will remain subject to extensive and evolving regulation by the FDA, MHRA and other regulatory authorities. We are not permitted to market our product candidates in the United States until they receive approval of a BLA from the FDA, we cannot market them in the UK or EU until we receive approval for an MA, from the MHRA or European Commission, respectively, and we cannot market them in other countries until we receive any other required regulatory approval in those countries.

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

Risks Related to Discovery, Development, Clinical Testing, Manufacturing and Regulatory Approval

It is difficult to predict the time and cost of product candidate development on our novel gene therapy platform. A limited number of gene therapies have been approved in the United States or in Europe.

We have concentrated a portion of our research and development efforts on our gene therapy platform, which uses both transduction and gene control technology. Our future success depends on the successful development of these novel therapeutic approaches. To date, a limited number of products that utilize gene transfer have been approved in the United States or Europe.

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

The regulatory requirements that will govern any novel gene therapy product candidates we develop are not entirely clear and may change. Within the broader genetic medicine field, a limited number of therapeutic products have received approval from the FDA or an MA from the MHRA and European Commission. Even with respect to more established products that fit into the categories of gene therapies or cell therapies, the regulatory landscape is still developing. Regulatory requirements governing gene therapy products and cell therapy products have changed frequently and will likely continue to change in the future. Moreover, there is substantial, and sometimes uncoordinated, overlap in those responsible for regulation of existing gene therapy products and cell therapy products, which could impact the timing and cost of any regulatory approval. For example, in the United States, the FDA has established the Office of Therapeutic Products within its Center for Biologics Evaluation and Research, or CBER, to consolidate the review of gene therapy and related products, and the Cellular, Tissue and Gene Therapies Advisory Committee to advise CBER on its review. Gene therapy clinical trials may also be subject to review and oversight by an institutional biosafety committee and/or an institutional review board, or IRB, which are local institutional committees or boards, as applicable, that review, approve and oversee basic and clinical research conducted at the institution participating in the clinical trial.

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

Post Brexit, MAAs for ATMPs in the UK are regulated nationally and assessed in accordance with the general provisions in place for the licensing of medicines, taking the specific requirements for this group of medicines into account. Definitions for individual classes of ATMPs remain unchanged and classification of ATMPs are undertaken by the MHRA. Data, traceability, exemptions from licensing, packaging and post-authorization requirements remain in line with EU requirements transposed into UK law. However, if the EMA issues new guidance on ATMPs going forward, there is a risk of regulatory divergence with the MHRA and separate procedures and standards with which we may need to comply.

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

We may experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent our ability to receive marketing approval or commercialize our product candidates or significantly increase the cost of such trials, including:

●	we may experience changes in regulatory requirements or guidance, or receive feedback from regulatory authorities that requires us to modify the design of our clinical trials;
●	clinical trials of our product candidates may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical trials or abandon development programs;
●	the number of patients required for clinical trials of our product candidates may be larger than we anticipate, enrollment in these clinical trials may be slower than we anticipate, or participants may drop out of these clinical trials at a higher rate than we anticipate;
●	our third-party contractors may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all;
●	we or our investigators might have to suspend or terminate clinical trials of our product candidates for various reasons, including non-compliance with regulatory requirements, a finding that our product candidates have undesirable side effects or other unexpected characteristics, or a finding that the participants are being exposed to unacceptable health risks;
●	the cost of clinical trials of our product candidates may be greater than we anticipate, and we may not have funds to cover the costs;
●	the supply or quality of our product candidates or other materials necessary to conduct clinical trials of our product candidates may be insufficient or inadequate;
●	business interruptions resulting from geopolitical actions, including war and terrorism, or a widespread health emergency, or natural disasters including earthquakes, typhoons, floods and fires, or from economic or political instability; and
●	any future collaborators that conduct clinical trials may face any of the above issues, and they may conduct clinical trials in ways they view as advantageous to them but that are suboptimal for us.

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

If we experience delays in the commencement or completion of our clinical trials, or if we terminate a clinical trial prior to completion, the commercial prospects of our product candidates could be harmed, and our ability to generate revenues from our product candidates may be delayed. In addition, any delays in our clinical trials could increase our costs, slow down the development and approval process and jeopardize our ability to commence product sales and generate revenues. Any of these occurrences may harm our business, financial condition and results of operations. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates. For example changes in the leadership of the FDA and other federal agencies under the current presidential administration or reductions in funding, operations, staffing and policies of the FDA and other federal agencies could impact our clinical development plans and timelines.

In addition, the FDA’s and other regulatory authorities’ policies with respect to clinical trials may change and additional government regulations may be enacted. For instance, the regulatory landscape related to clinical trials in the

EU has evolved over recent years. As of January 2025, clinical trials (and related applications) in the EU are now fully subject to the provisions of the CTR, which allows sponsors to make a single submission to both the competent authority and an ethics committee in each member state, leading to a single decision per member state and provides for a joint assessment by all member states concerned, and a separate assessment by each member state with respect to specific requirements related to its own territory, including ethics rules. Each member state’s decision is communicated to the sponsor via the centralized EU portal. Once the CTA is approved, clinical study development may proceed. Compliance with the CTR requirements by us and our third-party service providers, such as CROs, may impact our development plans.

It is currently unclear to what extent the UK will seek to align its regulations with the EU. The UK regulatory framework in relation to clinical trials is derived from pre-existing EU legislation (as implemented into UK law, through secondary legislation). The extent to which the regulation of clinical trials in the UK may mirror the (EU) CTR in the long term is not yet certain. In December 2024, the UK government introduced a legislative proposal which, if implemented, could provide a more flexible regime to make it easier to conduct clinical trials in the UK, increase the transparency of clinical trials conducted in the UK and make clinical trials more patient centered. The legislation may not be approved or could be approved with amendment, and any adoption into UK law may not be until early 2026. Under the terms of the Protocol on Ireland and Northern Ireland, provisions of the (EU) CTR which relate to the manufacture and import of investigational medicinal products and auxiliary medicinal products currently apply in Northern Ireland. A decision by the UK not to closely align its regulations with the new approach adopted in the EU may have an effect on the cost of conducting clinical trials in the UK as opposed to other countries.

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

A sponsor may also seek an RMAT designation for its product candidates. In 2017, the FDA established the RMAT designation as part of its implementation of the 21st Century Cures Act. A biological product is eligible for RMAT designation if it qualifies as an RMAT, which is defined as a cell therapy, therapeutic tissue engineering product, human cell and tissue product, or any combination product using such therapies or products, with limited exceptions, and is intended to treat, modify, reverse, or cure a serious or life-threatening disease or condition and for which preliminary clinical evidence indicates that the biological product has the potential to address unmet medical needs for such a disease or condition. In a February 2019 guidance, the FDA also stated that certain gene therapies that lead to a sustained effect on cells or tissues may meet the definition of a regenerative medicine therapy. RMAT designation provides potential benefits that include more frequent meetings with the FDA to discuss the development plan for the product candidate, and eligibility for rolling review and priority review, provided the applicable criteria are met. Products granted RMAT designation may also be eligible for accelerated approval on the basis of a surrogate or intermediate endpoint reasonably likely to predict long-term clinical benefit, or reliance upon data obtained from a meaningful number of sites, including through expansion to additional sites. RMAT-designated products that receive accelerated approval may, as appropriate, fulfill their post-approval requirements through the submission of clinical evidence, clinical trials, patient registries, or other sources of real world evidence (such as electronic health records); through the collection of larger confirmatory data sets; or via post-approval monitoring of all patients treated with such therapy prior to approval of the therapy. In December 2024, the FDA granted RMAT designation to AAV-hAQP1 for the treatment of grade 2 or 3 radiation-induced xerostomia.

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

There is no pre-MA orphan designation in the UK. The MHRA reviews applications from companies for orphan designation in parallel to the corresponding MAA. The criteria are essentially the same, but have been tailored for the market, i.e., the prevalence of the condition in the UK, rather than the EU, must not be more than five in 10,000. Should an orphan designation be granted, the period or market exclusivity will be set from the date of first approval of the product in the UK.

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

Further, even if we obtain orphan drug exclusivity, that exclusivity may not effectively protect our product candidates from competition because different biologics with different active principal molecular structural features can be approved for the same disease or condition. In addition, the FDA can subsequently approve products with the same principal molecular structural features, in the case of a biologic, for the same disease or condition if the FDA concludes that the later product is safer, more effective, makes a major contribution to patient care, or if the manufacturer of the product with orphan exclusivity is unable to maintain sufficient product quantity. Likewise, in the EU and UK, the European Commission or MHRA, respectively, can authorize a similar product for the same therapeutic indication, if it concludes that the later product is safer, more effective or clinically superior; if the MA holder for the initial orphan medicinal product grants its consent; or if such MA holder is unable to supply sufficient quantities of the product. Neither orphan drug designation nor orphan designation shortens the development time or regulatory review time of a drug nor gives the drug any advantage in the regulatory review or approval process. In addition, while we intend to seek orphan drug designation and orphan designation for other existing and future product candidates, we may never receive such designations.

The FDA has granted rare pediatric disease designation to a number of our gene therapy product candidates, however, there is no guarantee that FDA approval of any of these gene therapy candidates will result in a priority review voucher.

In 2012, Congress authorized the FDA to award priority review vouchers to sponsors of certain rare pediatric disease drugs and biologics intended to treat certain orphan diseases affecting fewer than 200,000 patients in the U.S., the serious or life-threatening manifestations of which primarily affect individuals aged 18 years of age or younger, or affects more than 200,000 individuals in the U.S. and for which there is no reasonable expectation that the cost of developing and making available in the U.S. a drug for such disease or condition will be recovered from sales in the U.S. of such drug. This program is designed to encourage development of new drug and biological products for prevention and treatment of certain rare pediatric diseases. Specifically, under this program, a sponsor who receives an approval for a drug or biologic for a “rare pediatric disease” that meets certain criteria may be eligible to receive a voucher that can be redeemed to receive a priority review of a subsequent marketing application for a different product. The sponsor of a rare pediatric disease drug product receiving a priority review voucher may transfer (including by sale) the voucher to another sponsor, and such priority review vouchers have recently sold for between $100 million to $158 million. The voucher may be further transferred any number of times before the voucher is used, as long as the sponsor making the transfer has not yet submitted the application. The FDA may also revoke any priority review voucher if the rare pediatric disease drug for which the voucher was awarded is not marketed in the U.S. within one year following the date of approval.

The FDA has granted us rare pediatric disease designation for AAV-AIPL1 for the treatment of Leber congenital amaurosis (LCA4) retinal dystrophy, AAV-BBS10 for the treatment of BBS due to BBS10 mutations, AAV-RDH12 for the treatment of Leber congenital amaurosis (LCA) and early-onset severe retinal dystrophy (EOSRD), AAV8-RK-RetGC for the treatment of patients with Leber congenital amaurosis due to GUCY2D mutations (LCA1), AAV-RPE65 for the treatment of inherited retinal dystrophy due to biallelic RPE65 mutations, AAV-CNGB3 for the treatment of achromatopsia caused by mutations in the CNGB3 gene and AAV-CNGA3 for the treatment of achromatopsia caused by mutations in the CNGA3 gene. There is no guarantee that we will be able to obtain a priority review voucher, even if one or more of these gene therapy product candidates is approved by the FDA. Under the current statutory provisions, the FDA may not award a rare pediatric disease priority review voucher to sponsors of marketing applications unless the drug has received rare pediatric disease designation as of December 20, 2024 and is approved by the FDA no later than September 30, 2026. Even though we received rare pediatric disease designation by the current statutory deadline of December 20, 2024 for all of these gene therapy product candidates except AAV8-RK-RetGC, which received such designation in January 2025, we may not receive a voucher for such gene therapy product candidates if we do not obtain approval by September 2026. It is possible that Congress may retroactively extend the date by which a rare pediatric disease-designated drug may be designated as such to be eligible for a priority review voucher, or extend the date by which a rare pediatric disease-designated drug must obtain approval in order to receive a priority review voucher, but even if such legislation is enacted, we may not obtain approval by that date, and even if we do, we may not obtain a priority review voucher.

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

The timely completion of clinical trials in accordance with their protocols depends, among other things, on our ability to enroll a sufficient number of patients who remain in the study until its conclusion. We may encounter delays in enrolling, or be unable to enroll, a sufficient number of patients to complete any of our clinical trials, and even once enrolled we may be unable to retain a sufficient number of patients to complete any of our trials. This may result in increased costs, program delays or both, which could have a harmful effect on our ability to develop our product candidates, or could render further development impossible. The enrollment of patients depends on many factors, including:

●	the size and nature of the patient population;
●	the patient eligibility criteria defined in the protocol;
●	the size of the patient population required for analysis of the trial’s primary endpoints;
●	the proximity of patients to study sites;
●	the design of the trial or side effects that may arise in development;

●	our ability to recruit clinical trial investigators with the appropriate competencies and experience;
●	clinicians’ and patients’ perceptions as to the potential advantages of the product candidate being studied in relation to other available therapies, including any new products that may be approved for the indications we are investigating;
●	our ability to obtain and maintain patient consents;
●	the risk that patients enrolled in clinical trials will drop out of the trials before completion; and
●	business interruptions resulting from geopolitical actions, including war and terrorism, or widespread health emergencies, or natural disasters including earthquakes, typhoons, floods and fires, or from economic or political instability.

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

If unacceptable side effects or deaths arise in the development of our product candidates, we, the FDA, the IRBs at the institutions in which our studies are conducted, the DSMB, or other regulatory bodies could suspend or terminate our clinical trials or the FDA, MHRA or other regulatory authorities could order us to cease clinical trials or deny approval of our product candidates for any or all targeted indications. Undesirable side effects or deaths in clinical trials with our product candidates may cause the FDA or comparable foreign regulatory authorities to place a clinical hold on the associated clinical trials, to require additional studies, or otherwise to delay or deny approval of our product candidates for any or all targeted indications. Treatment-related side effects could also affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. In addition, these side effects may not be appropriately recognized or managed by the treating medical staff. We expect to have to train medical personnel using our product candidates to understand the side effect profiles for our clinical trials and upon any commercialization of any of our product candidates. Inadequate training in recognizing or managing the potential side effects of our product candidates could result in patient injury or death. Any of these occurrences may harm our business, financial condition and prospects significantly.

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

Prior to obtaining approval to commercialize a product candidate in the United States, the UK, the EU or elsewhere, we or our collaborators must demonstrate with substantial evidence from well-controlled clinical trials, and to the satisfaction of the FDA, MHRA, EMA or other foreign regulatory agencies, that such product candidates are safe and effective for their intended uses, or with respect to biologics in the United States, that such product candidates are safe, pure, and potent for their intended uses. Results from nonclinical studies and clinical trials can be interpreted in different ways. Even if we believe the nonclinical or clinical data for our product candidates are promising, such data may not be sufficient to support approval by the FDA, MHRA, European Commission or other regulatory authorities. The FDA, MHRA or EMA may also require us to conduct additional preclinical studies or clinical trials for our product candidates either prior to or post-approval, or it may object to elements of our clinical development program. Depending on the extent of these or any other FDA, MHRA or EMA required studies, approval of any regulatory approval applications that we submit may be delayed by several years, or may require us to expend significantly more resources than we have available.

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

The FDA, MHRA and other regulatory authorities closely regulate the post-approval marketing and promotion of genetic therapy medicines to ensure they are marketed only for the approved indications and in accordance with the provisions of the approved labeling. The FDA, MHRA and other regulatory authorities impose stringent restrictions on manufacturers’ communications regarding off-label use and if we market our products for uses beyond their approved indications, we may be subject to enforcement action for off-label marketing. Violations of the U.S. federal Food, Drug, and Cosmetic Act, or FDCA, relating to the promotion of prescription drugs may lead to FDA enforcement actions and investigations alleging violations of federal and state healthcare fraud and abuse laws, as well as state consumer protection laws. Similar risks apply in foreign jurisdictions.

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

The ability of the FDA and foreign regulatory authorities to review and approve new products can be affected by a variety of factors, including government budget and funding levels, disruptions caused by global health concerns, ability to hire and retain key personnel, including those with experience relating to novel gene therapy product candidates, acceptance of the payment of user fees, statutory, regulatory, and policy changes and other events that may otherwise affect the FDA’s or foreign regulatory authorities’ ability to perform routine functions. Average review times at the FDA and foreign regulatory authorities have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA and other government or regulatory agencies such as the EMA, following its relocation to Amsterdam and related reorganization (including staff changes), may also slow the time necessary for new product candidates to be reviewed and/or approved, which would adversely affect our business. For example, in recent years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities. In addition, the current presidential administration has threatened to lay off thousands of federal health workers, including at the FDA, which may delay review times for approval of our product candidates and impact our ability to correspond with the FDA regarding the development of our programs in a timely fashion.

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

In the United States, the UK, the EU and other jurisdictions, there have been, and we expect there will continue to be, a number of legislative and regulatory changes and proposed changes to the healthcare system that could affect our future results of operations. In particular, there have been and continue to be a number of initiatives at the U.S. federal and state levels that seek to reduce healthcare costs and improve the quality of healthcare. For example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively the ACA, was enacted, which substantially changed the way healthcare is financed by both governmental and private insurers. Among the provisions of the ACA, those of greatest importance to the pharmaceutical and biotechnology industries include the following:

●	an annual, non-deductible fee payable by any entity that manufactures or imports certain branded prescription drugs and biologic agents (other than those designated as orphan drugs), which is apportioned among these entities according to their market share in certain government healthcare programs;

●	a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected;

●	expansion of eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to certain individuals with income at or below 133% of the federal poverty level, thereby potentially increasing a manufacturer’s Medicaid rebate liability;

●	a licensure framework for follow on biologic products;

●	a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research; and

●	establishment of a Center for Medicare & Medicaid Innovation at the CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending.

Since its enactment, there have been judicial, Congressional and executive branch challenges to certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA.

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted, including aggregate reductions of Medicare payments to providers, which was temporarily suspended from May 1, 2020 through March 31, 2022, and reduced payments to several types of Medicare providers. In March 2021, the American Rescue Plan Act of 2021 was signed into law, which eliminated the statutory Medicaid drug rebate cap for single source and innovator multiple source drugs, beginning January 1, 2024. The rebate was previously capped at 100% of a drug’s average manufacturer price.

Moreover, there has recently been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. In August 2022, the IRA was signed into law. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare beginning in 2026, with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Part D coverage gap discount program with a new manufacturer discounting program (which began in 2025). The IRA permits the Secretary of the HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. CMS has published the negotiated prices for the initial ten drugs, which will first be effective in 2026, and the list of the subsequent 15 drugs that will be subject to negotiation, although the Medicare drug price negotiation program is currently subject to legal challenges. While the impact of the IRA on the pharmaceutical industry cannot yet be fully determined, it is likely to be significant. For that and other reasons, it is currently unclear how the IRA will be effectuated. These new laws or any other similar laws introduced in the future may result in additional reductions in Medicare and other healthcare funding, which could negatively affect our customers and accordingly, our financial operations.

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

Individual states in the United States have also increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure, drug price reporting and other transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Some states have enacted legislation creating so-called prescription drug affordability boards, which ultimately may attempt to impose price limits on certain drugs in these states. Legally mandated price controls on payment amounts by third-party payors or other restrictions could harm our business, results of operations, financial condition and prospects. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. This could reduce the ultimate demand for our product candidates or put pressure on our product pricing.

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

In the UK and EU, similar political, economic and regulatory developments may affect our ability to profitably commercialize our product candidates, if approved. In addition to continuing pressure on prices and cost containment measures, legislative developments at the UK or the EU or member state level may result in significant additional requirements or obstacles that may increase our operating costs. The delivery of healthcare in the UK and the EU, including the establishment and operation of health services and the pricing and reimbursement of medicines, is almost exclusively a matter for national law and policy. National governments and health service providers have different priorities and approaches to the delivery of healthcare and the pricing and reimbursement of products in that context. In general, however, the healthcare budgetary constraints in the UK and in most EU member states have resulted in restrictions on the pricing and reimbursement of medicines by relevant health service providers. Coupled with ever-increasing national regulatory burdens on those wishing to develop and market products, this could prevent or delay marketing approval of our product candidates, restrict or regulate post-approval activities and affect our ability to commercialize our product candidates, if approved.

On December 13, 2021, Regulation No 2021/2282 on Health Technology Assessment, or HTA, amending Directive 2011/24/EU, was adopted in the EU. The Regulation entered into force in January 2022 and has been applicable since January 2025, with phased implementation based on the type of product (i.e., oncology and advanced therapy medicinal products as of 2025, orphan medicinal products as of 2028, and all other medicinal products by 2030). The Regulation intends to boost cooperation among EU member states in assessing health technologies, including new medicinal products, and provide the basis for cooperation at the EU level for joint clinical assessments in these areas. It will permit EU member states to use common HTA tools, methodologies, and procedures across the EU, working together in four main areas, including joint clinical assessment of the innovative health technologies with the highest potential impact for patients, joint scientific consultations whereby developers can seek advice from HTA authorities, identification of emerging health technologies to identify promising technologies early, and continuing voluntary cooperation in other areas. Individual EU member states will continue to be responsible for assessing non-clinical (e.g., economic, social, ethical) aspects of health technology, and making decisions on pricing and reimbursement.

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

Our business operations and current and future arrangements with investigators, healthcare professionals, consultants, third-party payors, patient organizations and customers, may expose us to broadly applicable fraud and abuse laws and other healthcare laws and regulations. These laws may constrain the business or financial arrangements and relationships through which we conduct our operations, including how we research, market, sell and distribute our product candidates, if approved. Such laws include:

●the U.S. federal Anti-Kickback Statute, which prohibits, among other things, persons or entities from knowingly and willfully soliciting, offering, receiving or providing any remuneration (including any kickback, bribe, or certain rebate), directly or indirectly, overtly or covertly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, lease, order or recommendation of, any good, facility, item or service, for which payment may be made, in whole or in part, under U.S. federal and state healthcare programs such as Medicare and Medicaid. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;

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

The global data protection landscape is continually evolving, and we are or may become subject to numerous state, federal and foreign laws, requirements and regulations governing the collection, use, access to, confidentiality, disclosure, storage, processing, retention and security of personal information such as information that we may collect in connection with clinical trials in the U.S. and abroad.

In the U.S., HIPAA imposes privacy, security and breach reporting obligations with respect to individually identifiable health information upon “covered entities” (health plans, healthcare clearinghouses and certain healthcare providers), and their respective business associates, individuals or entities that create, receive, maintain or transmit protected health information in connection with providing a service for or on behalf of a covered entity, as well as their covered subcontractors. Most healthcare providers, including research institutions and other vendors from which we may obtain health-related information, are subject to privacy and security regulations promulgated under HIPAA. We do not believe that we are currently acting as a covered entity or business associate under HIPAA and thus are not directly subject to its requirements or penalties. However, depending on the facts and circumstances, we could face substantial criminal penalties if we knowingly receive individually identifiable health information from a HIPAA-covered healthcare provider or research institution that has not satisfied HIPAA’s requirements for disclosure of individually identifiable health information.

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

Our operations abroad may also be subject to increased scrutiny or attention from data protection authorities. For example, the GDPR imposes stringent requirements for processing the personal data of individuals within the EEA or in the context of our activities within the EEA. Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and, among other things, potential fines for noncompliance of up to €20 million or up to 4% of the total worldwide annual turnover of the relevant undertaking in the preceding financial year, whichever is higher, and other administrative penalties.

Among other requirements, the GDPR regulates transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the U.S. Case law from the Court of Justice of the European Union states that reliance on the standard contractual clauses – a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism – alone may not necessarily be sufficient in all circumstances and that transfers must be assessed on a case-by-case basis. The European Commission adopted its Adequacy Decision in relation to the new EU-US Data Privacy Framework (“DPF”) on July 10, 2023, rendering the DPF effective as a GDPR transfer mechanism to U.S. entities self-certified under the DPF. We expect the existing legal complexity and uncertainty regarding international personal data transfers to continue. In particular, we expect the adequacy of the DPF as an approved GDPR transfer mechanism to be challenged and international transfers to the United States and to other jurisdictions more generally to continue to be subject to enhanced scrutiny by regulators. If, owing to the restriction or perceived restriction of personal data transfers, we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results.

Further, we are subject to the UK GDPR, which imposes separate but similar obligations to those under the GDPR and comparable penalties, including fines of up to £17.5 million or 4% of a noncompliant undertaking’s global annual revenue for the preceding financial year, whichever is greater. On October 12, 2023, the UK Extension to the DPF came into effect (as approved by the UK Government), as a data transfer mechanism from the UK to U.S. entities self-certified under the DPF. UK privacy law has been, and continues to be, subject to scrutiny and proposed changes. This could affect the ease of data transfers between the EEA and the UK in the future. As we continue to expand into other foreign countries and jurisdictions, we may be subject to additional laws and regulations that may affect how we conduct business.

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

Moreover, increasing efforts by governmental and third-party payors in the United States and abroad to cap or reduce healthcare costs may cause such organizations to limit both coverage and the level of reimbursement for newly approved products and, as a result, they may not cover or provide adequate payment for our product candidates. We expect to experience pricing pressures in connection with the sale of our product candidates due to the trend toward managed healthcare, the increasing influence of health maintenance organizations and additional legislative changes. The downward pressure on healthcare costs in general, particularly prescription drugs and biologics and surgical procedures and other treatments, has become intense. As a result, increasingly high barriers are being erected to the entry of new products.

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

If any of our products are approved for commercialization, we have entered into, and intend to enter into, agreements with third parties to market them in certain jurisdictions outside the United States, the UK and the EU. We expect that we and our third-party collaborators will be subject to additional risks related to international pharmaceutical operations, including:

●	different regulatory requirements for drug and biologic approvals and rules governing drug and biologic commercialization in foreign countries;

●	tighter restrictions on data privacy and security and the collection and use of patient data;

●	reduced or loss of protection for intellectual property rights;

●	foreign reimbursement, pricing and insurance regimes;

●	unexpected changes in tariffs, trade barriers and regulatory requirements;

●	economic weakness, including inflation, or political instability in particular foreign economies and markets;

●	foreign currency fluctuations, which could result in increased operating expenses and reduced revenues, and other obligations incident to doing business in another country;

●	business interruptions resulting from geopolitical actions, including war and terrorism, or widespread health emergencies, or natural disasters including earthquakes, typhoons, floods and fires, or from economic or political instability;

●	greater difficulty with enforcing our contracts;

●	potential noncompliance with the FCPA, the Bribery Act and similar anti-bribery and anticorruption laws in other jurisdictions;

●	production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and

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

We produce our product candidates in our GMP viral vector manufacturing facility in London, UK, completed in early 2018, and our second, large scale GMP viral vector manufacturing facility and our first GMP plasmid and DNA production facility came online in 2022 in Shannon, Ireland. However, if our current facilities are damaged, suffer any form of delay or regulatory challenges, we experience slowdowns or problems with our facilities or we are unable to scale our internal manufacturing capabilities to meet demand for our product candidates, we will need to contract with third-party manufacturers to produce our product candidates. We have also agreed to manufacture commercial supply of the RPGR Product for Johnson & Johnson Innovative Medicine, if and when approved, under the Supply Agreement. If we fail to meet our obligations under the Supply Agreement, we may not be able to find a third-party manufacturer suitable to us or Johnson & Johnson Innovative Medicine to perform such manufacturing obligations, which could negatively impact our receipt of revenues under the Supply Agreement. While we now have our own plasmid manufacturing capabilities in our Shannon, Ireland facilities, we also rely on third-party manufacturers from time to time for the manufacture of plasmid used in the production of some product candidates. We do not have a long-term supply agreement with any of the third-party manufacturers, and we purchase our required supply on a purchase order basis.

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

We expect to rely on CROs, clinical trial sites, and other vendors to ensure our preclinical studies and clinical trials are conducted properly and on time. We may also engage third parties such as clinical data management organizations, medical institutions and clinical investigators to conduct or assist in our clinical trials or other preclinical and clinical research and development work. While we will have agreements governing their activities, we will have limited influence over their actual performance. We will control only certain aspects of our third-party service providers’ activities. Nevertheless, we will be responsible for ensuring that each of our preclinical studies and clinical trials is conducted in accordance with applicable protocol, legal, quality, regulatory and scientific standards, including among other things, GCP requirements for clinical trials and GLP requirements for certain preclinical studies. Our reliance on these third parties does not relieve us of our regulatory responsibilities. For example, we are conducting the Phase 2 AQUAx2 clinical trial of AAV-hAQP1 for the treatment of patients with radiation-induced xerostomia at multiple clinical trial sites in North America and the United Kingdom. If any locations terminate the clinical trial, we may be required to find another party to conduct any new trials. We may be unable to find a new party to conduct new trials of our product candidates or obtain clinical supply of our product candidates or AAV vectors for such trials. If we elect to internalize some or all activities related to the conduct of our preclinical studies or clinical trials that are currently performed by our third-party service providers, or if we are required to do so due to a service provider’s termination of our relationship, then we may be required to source additional technology and personnel in order to perform the relevant activities. We may be unsuccessful in our efforts to internalize some or all relevant activities, either on the desired timeline or at all.

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

If our trademarks and trade names are not adequately protected, then we may not be able to build name recognition in our markets of interest and our business may be adversely affected. Our trademark MeiraGTx is the subject of registrations and/or pending applications in the EU, UK and United States. We may not be able to protect our rights to these trademarks and trade names, which we need to build name recognition among potential partners or customers in our markets of interest. At times, competitors may adopt trade names or trademarks similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of our unregistered trademarks or trade names. Over the long term, if we are unable to successfully register our trademarks and trade names and establish name recognition based on our trademarks and trade names, then we may not be able to compete effectively and our business may be adversely affected. Our efforts to enforce or protect our proprietary rights related to trademarks, trade secrets, domain names, copyrights or other intellectual property may be ineffective and could result in substantial costs and diversion of resources and could adversely impact our financial condition or results of operations.

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

Risks Related to Employee Matters and Managing Growth

We may need to increase or decrease the size of our organization, and we may experience difficulties in managing those organizational changes, which could disrupt our operations.

As of December 31, 2024, we had 381 employees. If we seek to expand our organization, we may have difficulty identifying, hiring and integrating new personnel. Future growth would impose significant additional responsibilities on our management, including the need to identify, recruit, maintain, motivate and integrate additional employees, consultants and contractors. Also, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities or strategic opportunities related to our assets, loss of employees and reduced productivity among remaining employees. Our growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth. Our growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our potential ability to generate revenue could be reduced and we may not be able to implement our business strategy. Many of the biotechnology companies that we compete against for qualified personnel and consultants have greater financial and other resources, different risk profiles and a longer history in the industry than we do. If we are unable to continue to attract and retain high-quality personnel and consultants, the rate and success at which we can discover and develop product candidates and operate our business will be limited. Alternatively, if we seek to decrease the number of employees in our organization in the future in response to adverse business events, it may lead to additional unanticipated attrition. If our future staffing is inadequate because of additional unanticipated attrition or because we failed to retain the staffing level required to accomplish our business objectives, we may be delayed or unable to continue the development of our product candidates, which could impede our ability to generate revenues and achieve or maintain profitability.

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

The use of our product candidates in clinical trials and the sale of any products for which we obtain marketing approval exposes us to the risk of product liability claims. Product liability claims might be brought against us by consumers, healthcare providers, pharmaceutical companies or others selling or otherwise coming into contact with our products. On occasion, large judgments have been awarded in class action lawsuits based on products that had unanticipated adverse effects. If we cannot successfully defend against product liability claims, we could incur substantial liability and costs. In addition, regardless of merit or eventual outcome, product liability claims may result in:

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

Operating as a public company may make it more difficult and more expensive for us to obtain directors’ and officers’ liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified people to serve on our board of directors, our board committees or as executive officers. If we are unable to maintain existing insurance with adequate levels of coverage, any significant uninsured liability may require us to pay substantial amounts, which would adversely affect our cash position and results of operations.

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

Our information technology, or IT, systems, including manufacturing systems, as well as those of our business partners and service providers, are vulnerable to damage from computer viruses, unauthorized access, hardware and software failures, natural disasters, terrorism, war and telecommunication and electrical failures. If such an event were to occur, it could result in a material disruption of our product candidate development programs or manufacturing operations. For example, the loss of preclinical study or clinical trial data from completed, ongoing or planned trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. A significant interruption to our manufacturing operations could delay the completion of clinical trials and increase the costs of those trials, or impede our ability to meet any third party supply obligations. To the extent that any disruption or security breach were to result in a loss of or damage to our data or applications, or inappropriate disclosure of personal, confidential or proprietary information, we could incur liabilities and the further development of our product candidates could be delayed.

In the ordinary course of our business, we, our business partners and our service providers collect, process and store sensitive data, including intellectual property, clinical trial data, proprietary business information, personal data and personally identifiable information of our clinical trial subjects and employees. The secure processing, maintenance and transmission of this information is critical to our operations. Increased cybersecurity threats pose a risk to this information, in addition to our and our business partners’ and service providers’ systems and networks. Cybersecurity threats including state-sponsored attacks, ransomware, phishing, insider threats, supply chain compromises, and vulnerabilities in cloud-based services, are increasing in frequency, sophistication, persistence and severity. Attackers, ranging from criminal organizations to nation-state actors, may target our systems for financial, competitive, or political motives. We may also face increased cybersecurity risks due to our reliance on internet technology and by allowing some of our employees to work remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. Furthermore, because the techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We may also experience security breaches that may remain undetected for an extended period. Even if identified, we may be unable to adequately investigate or remediate incidents or breaches due to attackers increasingly using tools and techniques that are designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence.

Despite our security measures, our IT and infrastructure may be vulnerable to cyber-attacks by hackers or internal bad actors, or breached due to employee error, a technical vulnerability, malfeasance or other disruptions that could have a negative impact, including loss or destruction of data, including confidential or critical business information. In addition, there can be no assurance that our cybersecurity risk management program and processes, including our policies, controls or procedures, will be fully effective in protecting our systems and information. Although, to our knowledge, we have not experienced any such material security breach to date, we may experience cybersecurity incidents such as malware infections, ransomware, phishing attempts, thefts of personal, confidential, proprietary or other critical business information and other attempts at compromising our IT that are typical for a company of our size in our market. Any security breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, significant regulatory penalties, and such an event could disrupt our operations, damage our reputation, result in significant expenses in implementing future security measures and cause a loss of confidence in us and our ability to conduct clinical trials, which could adversely affect our reputation and financial results, and delay clinical development of our product candidates.

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

Sales of a substantial number of our ordinary shares in the public market could dilute your ownership interest. Pursuant to an “at-the-market” sales agreement we entered into with BofA Securities, Inc., or BofA, in December 2023, we may sell from time to time, ordinary shares having an aggregate offering price of up to $100.0 million through BofA, acting as our agent. During the year ended December 31, 2024, the Company raised gross proceeds of $8.4 million through the sale of 1,508,517 ordinary shares pursuant to an “at-the-market” equity offering program.  Whether we choose to affect future sales under the “at-the-market” equity offering program will depend on a number of factors, including, among others, market conditions and the trading price of our ordinary shares relative to other sources of capital. The issuance from time to time of ordinary shares through our “at-the-market” equity offering program or in any other equity offering, or the perception that such sales may occur, could have the effect of depressing the market price of our ordinary shares.

Our executive officers, directors and principal shareholders, if they choose to act together, have the ability to significantly influence all matters submitted to shareholders for approval.

As of December 31, 2024, our executive officers, directors and shareholders who owned more than 5% of our outstanding ordinary shares and their respective affiliates, in the aggregate, hold ordinary shares representing approximately 56.5% of our outstanding ordinary shares. In addition, in connection with entering into the Financing Agreement, we issued to an affiliate of Perceptive Advisors, LLC, our largest shareholder that employs a director serving on our board, warrants to purchase an aggregate of 700,000 of our ordinary shares.

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

Based on the current and anticipated value of our assets, including goodwill, and the current and anticipated composition of our income, assets and operations, we do not believe we were a PFIC for the taxable year ended on December 31, 2024, and do not expect to be a PFIC for the current taxable year. However, the application of the PFIC rules is subject to uncertainty in several respects, and we cannot assure you that the U.S. Internal Revenue Service, or the IRS, will not take a contrary position. Furthermore, a separate determination must be made after the close of each taxable year as to whether we are a PFIC for that year. Accordingly, we cannot assure you that we were not a PFIC for our taxable year ended on December 31, 2024 or that we will not be a PFIC for our current taxable year or any future taxable year. A non-U.S. company will be considered a PFIC for any taxable year if (i) at least 75% of its gross income is passive income (including interest income), or (ii) at least 50% of the value of its assets (based on an average of the quarterly values of the assets during a taxable year) is attributable to assets that produce or are held for the production of passive income. The value of our assets generally is determined by reference to the market price of our ordinary shares, which may fluctuate considerably. In addition, the composition of our income and assets is affected by how, and how quickly, we spend any cash we raise. If we were to be classified as a PFIC for any taxable year during which a U.S. holder holds our ordinary shares, certain materially adverse U.S. federal income tax consequences could apply to such U.S. holder.

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

We have significant U.S. federal and state net operating losses, or NOLs, and UK and Ireland carryforward tax losses which we may not be able to realize or which may be restricted under applicable law. We also benefit from certain tax incentive regimes, such as research and development tax credits. Any adverse change to these regimes, the application thereof or challenges to the tax position we have adopted under these rules could adversely affect our results of operations and financial condition.

As of December 31, 2024, we had federal and state NOL carryforwards in the United States of $74.3 million and $19.3 million, respectively, and cumulative carryforward tax losses in the UK of $203.7 million, which we expect to be available to reduce future taxable income subject to any relevant restrictions (including those in the U.S. and UK that limit the percentage of taxable income that can be reduced by NOLs and carried forward losses). As of December 31, 2024, cumulative carryforward tax losses in Ireland were $78.3 million. U.S. federal NOLs generated after December 31, 2017 are not subject to expiration but such NOLs may only offset 80% of taxable income for taxable years beginning after December 31, 2020. U.S. federal NOLs generated prior to December 31, 2017 may only be carried forward for 20 years. As of December 31, 2024, we also had orphan drug and research and development credits in the U.S. in the amount of $22.5 million, both of which may be carried forward for 20 years and are expected to begin expiring in 2035 if not utilized. We also had research and development credits in the UK of $1.9 million, which may be carried forward indefinitely until utilized. The UK and Ireland carryforward tax losses will continue indefinitely, subject to relevant restrictions, under current jurisdictional tax law.

The NOLs and carryforward tax losses are subject to review and possible adjustment by the applicable tax authorities. Additionally, carryforward tax losses, and research and development tax credits, may become subject to limitations in the event of certain cumulative changes in the ownership interest of significant shareholders, as determined under Sections 382 of the United States Internal Revenue Code, as well as the Corporation Tax Act 2010 Part 14 under the UK tax rules and the Taxes Consolidation Act 1997 (TCA 1997) under the Ireland tax rules. This could limit the amount of NOLs or carryforward tax losses that we can utilize annually to offset future taxable income or tax liabilities. We have conducted a review of changes in the ownership interest of significant shareholders and determined that as of August 2024, there were no limitations in the UK. However, for U.S. purposes, we determined that a change of ownership occurred in April 2016 and again in June 2018, but there was not a limit for utilizing these losses to offset the 2022 income. We have performed a 382 analysis through August 2024 and no additional change of ownership has occurred. Subsequent ownership changes and changes to the U.S. federal or state or UK tax rules in respect of the utilization of NOLs and carryforward tax losses may further affect the limitation in future years.

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

We incur substantial costs as a result of operating as a public company, and our management is required to devote substantial time to new and existing compliance initiatives and corporate governance practices.

As a public company, and particularly since we no longer qualify as an emerging growth company and if we no longer qualify as a smaller reporting company or a non-accelerated filer in the future, we incur and will continue to incur significant legal, accounting and other expenses. The Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act, The Nasdaq Global Select listing requirements and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations increase our legal and financial compliance costs.

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

There is an increasing focus from the SEC, foreign regulators, stock exchanges, certain investors and other stakeholders concerning corporate responsibility, specifically related to environmental, social and governance factors. The SEC has adopted rules regarding new climate-related disclosure, which have been stayed by the SEC pending the outcome of pending litigation challenging the new rules. Some investors may use these and other environmental, social and governance factors to guide their investment strategies and, in some cases, may choose not to invest in us if they believe our policies and disclosures relating to corporate responsibility are inadequate. Third-party providers of corporate responsibility ratings and reports on companies have varied and in some cases inconsistent standards. In addition, the criteria by which companies’ corporate responsibility practices are assessed are evolving, which could result in greater expectations of us and cause us to undertake costly initiatives to satisfy such new criteria. Alternatively, if we elect not to or are unable to satisfy such new criteria or do not meet the criteria of a specific third-party provider, some investors may conclude that our policies with respect to corporate responsibility are insufficient. We may face reputational damage in the event that our corporate responsibility procedures or standards do not meet the standards set by various constituencies. Furthermore, if our competitors’ corporate responsibility performance is perceived to be greater than ours, potential or current investors may elect to invest with our competitors instead. In addition, in the event that we communicate or disclose certain initiatives and goals regarding environmental, social and governance matters, we could fail, or be perceived to fail, in our achievement of such initiatives or goals, or we could be criticized for the scope of such initiatives or goals or be subject to litigation for such failures. If we fail to satisfy the expectations of investors and other stakeholders or our initiatives are not executed as planned, our reputation and financial results could be adversely affected.

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

Holders of Record

As of February 28, 2025, there were 51 holders of record. The actual number of shareholders of our ordinary shares is greater than this number of record holders and includes shareholders who are beneficial owners but whose ordinary shares are held in street name by brokers and other nominees. This number of holders of record also does not include shareholders whose ordinary shares may be held in trust by other entities.

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

Overview

We are a vertically integrated, clinical-stage genetic medicines company with a broad pipeline of late-stage clinical programs, including Parkinson’s disease, radiation-induced xerostomia and AIPL1-associated retinal dystrophy. Our clinical programs use targeted local delivery of small doses of genetic medicines to treat both inherited and more common conditions with severe unmet need. The successful development of the clinical pipeline is supported by our internal end-to-end manufacturing capabilities. We have two GMP viral vector production facilities, internal plasmid production for GMP, as well as an in-house Quality Control hub for stability and release, all fit for IND through commercial supply. In addition, we have developed a proprietary manufacturing platform with leading yield and quality aspects and commercial readiness. Our core capabilities in viral vector and capsid optimization allow increased potency, decreased dose and significantly reduced cost of goods for our genetic medicines. We have developed a potentially transformative gene regulation platform using bespoke synthetic riboswitch technology invented in-house that allows for the precise, dose-responsive control of any transgene under the control of oral small molecules. We are focusing the riboswitch platform on in vivo delivery of biologic therapeutics such as the metabolic peptides GLP-1, GIP, glucagon, amylin, PYY and leptin via oral small molecules, as well as cell therapy for oncology and autoimmune diseases, and long-term intractable pain. We have developed unique comprehensive technology capabilities to apply genetic medicine to more common diseases, increasing efficacy, addressing novel targets, and expanding access in some of the largest disease areas where the unmet need remains high.

We are an exempted company incorporated under the laws of the Cayman Islands in 2018, and prior to that, we commenced operations as MeiraGTx Limited, a private limited company incorporated under the laws of England and Wales in 2015. Our discussion of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). Since our formation, we have devoted substantially all of our resources to developing our technology platform, establishing our viral vector manufacturing facilities and our GMP plasmid and DNA production facility and developing manufacturing processes, advancing the product candidates in our ophthalmology, salivary gland and neurodegenerative disease programs, building our intellectual property portfolio, organizing and staffing our company, developing our business plan, raising capital, and providing general and administrative support for these operations. To date, we have financed our operations primarily with cash on hand and proceeds from the sales of our Series A ordinary shares, Convertible Preferred C Shares and ordinary shares, debt financing and upfront and milestone payments in connection with the Collaboration Agreement and Asset Purchase Agreement. Through December 31, 2024, we received gross proceeds of approximately $622.3 million from sales of our ordinary shares, Series A ordinary shares and convertible preferred C shares, gross proceeds of approximately $75.0 million from issuance of debt, $130.0 million from the Collaboration Agreement with Johnson & Johnson Innovative Medicine, and $125.0 million from the Asset Purchase Agreement with Johnson & Johnson Innovative Medicine. As of December 31, 2024, we had cash, cash equivalents and restricted cash of $105.7 million, as well as $0.7 million we expect to receive from Johnson & Johnson Innovative Medicine in the first quarter of 2025 in connection with the PPQ and transition services we provided to Johnson & Johnson Innovative Medicine.

We are a clinical stage company and have not generated any product revenues to date. We have ongoing clinical development programs and a broad pipeline of preclinical programs. Since inception, we have incurred significant operating losses. Our net losses for the years ended December 31, 2024 and 2023 were $147.8 million and $84.0 million, respectively. As of December 31, 2024, we had an accumulated deficit of $702.0 million. We do not expect to generate revenue from sales of products unless and until we successfully initiate and complete clinical development and obtain regulatory approval for any product candidates, or satisfy our third party obligations. Under the Collaboration Agreement, we received an upfront payment in the amount of $100.0 million in March 2019 and a milestone payment in the amount of $30.0 million in December 2021. Additionally, pursuant to the Collaboration Agreement, we received research and development funding for certain research, manufacturing and clinical development costs. On December 20, 2023, we entered into an Asset Purchase Agreement with Johnson & Johnson Innovative Medicine pursuant to which the Company sold and assigned to Johnson & Johnson Innovative Medicine a License Agreement between the Company and UCLB relating to the research, development, manufacture and exploitation of the RPGR Product, and other related assets as described in the Asset Purchase Agreement. In connection with entering into the Asset Purchase Agreement, we entered into a Termination Agreement with Johnson & Johnson Innovative Medicine terminating the Collaboration Agreement. The Company and Johnson & Johnson Innovative Medicine also entered into a Supply Agreement on December 20, 2023 pursuant to which the Company agreed to manufacture and supply the RPGR Product for Johnson & Johnson Innovative Medicine. In December 2023, we received a non-refundable upfront payment of $65.0 million in connection with the Asset Purchase Agreement. During the year ended December 31, 2024, we received $60.0 million in milestone payments under the Asset Purchase Agreement.

Our total operating expenses were $197.5 million and $151.1 million for the years ended December 31, 2024 and 2023, respectively. We expect to continue incurring increasing costs associated with our clinical activities for AAV-hAQP1 for the treatment of radiation-induced xerostomia and xerostomia associated with Sjogren’s syndrome, AAV-GAD for the treatment of Parkinson’s disease, as well as costs associated with the delivery of services under the Asset Purchase and related agreements. We also incurred expenses during the year ended December 31, 2024 and expect to continue to incur expenses related to research activities in additional therapeutic areas to expand our pipeline, developing our potentially transformative gene regulation technology, hiring additional personnel as needed in manufacturing, research, clinical operations, quality and other functional areas, and associated cash and share-based compensation expense, as well as the further development of internal manufacturing capabilities and capacity and other associated costs including the management of our intellectual property portfolio.

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

On December 20, 2023, we entered into an Asset Purchase Agreement with Johnson & Johnson Innovative Medicine pursuant to which the Company sold and assigned to Johnson & Johnson Innovative Medicine a License Agreement between the Company and UCLB relating to the research, development, manufacture and exploitation of the RPGR Product, and other related assets as described in the APA. In connection with entering into the Asset Purchase Agreement, we entered into a Termination Agreement with Johnson & Johnson Innovative Medicine terminating the Collaboration Agreement. The Company and Johnson & Johnson Innovative Medicine also entered into a Supply Agreement on December 20, 2023 pursuant to which we agreed to manufacture and supply the RPGR Product for Johnson & Johnson Innovative Medicine. Under the Asset Purchase Agreement, Johnson & Johnson Innovative Medicine paid the Company a non-refundable upfront cash payment of $65.0 million in December 2023. Additionally, pursuant to and subject to the terms and conditions set forth in the Asset Purchase Agreement, Johnson & Johnson Innovative Medicine agreed to pay the Company future contingent consideration of up to an aggregate of $350.0 million, as follows: (i) a milestone payment of $50.0 million in connection with the achievement of the initiation of the extension study for the Phase 3 LUMEOS clinical trial for the RPGR Product; (ii) $10.0 million upon completion of certain specified development services for the drug substance for the RPGR Product; (iii) $5.0 million upon completion of certain specified development services for the drug product for the RPGR Product; (iv) $175.0 million upon the first commercial sale of an RPGR Product in the United States; (v) $75.0 million upon the first commercial sale of an RPGR Product in at least one of the United Kingdom, France, Germany, Spain and Italy; (vi) $25.0 million upon completion of the transfer of certain manufacturing technology for drug substance and drug product from the Company to Johnson & Johnson Innovative Medicine; and (vii) $10.0 million upon regulatory approval of a Johnson & Johnson Innovative Medicine-selected manufacturing facility in each of the United States and European Union for commercial manufacture of the RPGR Product. As of December 31, 2024, we have received $60.0 million in milestone payments from Johnson & Johnson Innovative Medicine. Johnson & Johnson Innovative Medicine is also responsible for any royalty or milestone amounts that become payable on the RPGR Product under the UCLB RPGR License Agreement.

In December 2023, we entered into an “at-the-market” sales agreement with BofA Securities, Inc., or BofA, pursuant to which we may sell from time to time, ordinary shares having an aggregate offering price of up to $100.0 million through BofA, acting as our agent. During the year ended December 31, 2024, we raised gross proceeds of $8.4 million through the sale of 1,508,517 ordinary shares pursuant to an “at-the-market” equity offering program. Under the “at-the-market” equity program which is currently effective and may remain available for us to use in the future, we may sell an additional $91.6 million of ordinary shares. Whether we choose to affect future sales under the “at-the-market” equity offering program will depend on a number of factors, including, among others, market conditions and the trading price of our ordinary shares relative to other sources of capital.

On August 12, 2024, we entered into an underwriting agreement with BofA in connection with the issuance and sale by the Company in a public offering of 12,500,000 of our ordinary shares at a public offering price of $4.00 per share, less underwriting discounts and commissions, pursuant to an effective shelf registration statement on Form S-3 (Registration No. 333-276183) and a related prospectus supplement filed with the SEC. The closing of the offering occurred on August 13, 2024. We received gross proceeds from the offering of $50.0 million and incurred underwriting discounts and commissions and estimated offering expenses of approximately $1.9 million.

On August 12, 2024, the Company agreed to sell shares to an accredited investor (the “Investor”) through a private placement rather than through the public offering and as a result, on August 23, 2024, we entered into a securities purchase agreement with the Investor, pursuant to which we, in a private placement, agreed to issue and sell to the Investor 250,000 ordinary shares at a purchase price of $4.00 per share, for gross proceeds of $1.0 million (the “Private Placement”). The closing of the Private Placement occurred on August 29, 2024.

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

Based on our cash, cash equivalents, accounts receivable – related party and tax incentive receivable at December 31, 2024, together with the proceeds from the anticipated closing of the strategic collaboration with Hologen Ltd, we estimate that such funds will be sufficient to enable us to fund our operating expenses and capital expenditure requirements into 2027 and to repay our debt obligation of $75.0 million to Perceptive (due in August 2026). This estimate does not include the $285.0 million in milestones we are eligible to receive under the Asset Purchase Agreement upon first commercial sale of an RPGR Product in the United States and in at least one of the United Kingdom, France, Germany, Spain and Italy, for completion of the transfer of certain manufacturing technology to Johnson & Johnson Innovative Medicine and upon regulatory approval of a Johnson & Johnson Innovative Medicine-selected manufacturing facility in each of the United States and European Union for commercial manufacture of the RPGR Product. We have based these estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. See “Liquidity and Capital Resources.” Because of the numerous risks and uncertainties associated with the development of our product candidates, any future product candidates, our platform and technology and because the extent to which we may enter into collaborations with third parties for development of any of our product candidates is unknown, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidates.

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

Highlights and Recent Developments

Strategic Collaboration with Hologen AI:

●	We will receive $200 million in upfront cash consideration at closing.
●	We and Hologen will form a joint venture, Hologen Neuro AI Ltd, with additional committed funding from Hologen of up to $230 million into the joint venture to finance the development of the AAV-GAD program in Parkinson’s disease to commercialization, as well as other locally-delivered therapies to the CNS.
●	The joint venture, Hologen Neuro AI Ltd, will use Hologen’s proprietary multi-modal generative foundation models (LMMs).
●	We will hold a 30% ownership in the joint venture and will lead all clinical development and manufacturing.
●	Hologen Neuro AI Ltd will enter into both clinical and commercial manufacturing supply agreements with us for exclusive manufacturing of AAV-GAD and other locally-delivered genetic medicines targeting the CNS.
●	Hologen will own a minority stake in our manufacturing subsidiary and will contribute a portion of the annual funding and deploy Hologen’s world leading generative AI capabilities to further accelerate the optimization of our proprietary manufacturing capabilities.

AAV-GAD for the Treatment of Parkinson’s Disease:

●	Announced positive data in October 2024 from randomized, sham-controlled clinical bridging study of AAV-GAD for the treatment of Parkinson’s disease.
●	The primary study objective of safety and tolerability was met.
●	Significant and clinically meaningful improvements from baseline demonstrated for key efficacy endpoints at 26 weeks.
●	Significant improvement of 18 points in Unified Parkinson’s Disease Rating Scale (UPDRS) Part 3 in the high dose group at 26 weeks (p=0.03).
●	Significant improvement in the Parkinson’s Disease Questionnaire (PDQ-39) score, a key quality of life measure, for both the high and low dose groups at 26 weeks.

AAV2-hAQP1 for the Treatment of Xerostomia:

●	In December 2024, we were granted RMAT Designation by the FDA for AAV2-hAQP1 for the treatment of Grade 2/3 RIX.
●	RMAT designation includes the benefits of the Fast Track and Breakthrough Therapy designations, allows frequent regulatory interactions with the FDA, and potential routes to accelerated approval and Priority Review.

●	We have gained alignment with the FDA on requirements for the ongoing Phase 2 AQUAx2 clinical trial for Grade 2/3 RIX to be considered a pivotal trial in support of a potential BLA filing based on the use of material manufactured using our proprietary production process and in-house manufacturing.
●	Data from our Phase 1 AQUAx clinical trial were presented in an oral session at the American Academy of Oral Medicine (AAOM) 2024 annual meeting in April 2024, demonstrating that treatment with AAV2-hAQP1 resulted in significant improvements across three different patient-reported outcomes and in saliva production, with no treatment-related serious adverse events or dose-limiting toxicities reported. These data underpinned this successful RMAT designation.
●	The Phase 2 AQUAx2 (NCT05926765) randomized, double-blind, placebo-controlled study continues to enroll and dose participants at multiple sites in the U.S., Canada and the U.K.
●	The RMAT designation will allow us to benefit from increased interactions with the FDA to further accelerate the development pathway and potential BLA filing based on data from the ongoing pivotal study in 2026.

AAV-AIPL1 Specials License in the UK:

●	In February 2025, we announced that data demonstrating the efficacy of rAAV8.hRKp.AIPL1 for the treatment of LCA4 were published in The Lancet in a paper titled, “Gene therapy in children with AIPL1-associated severe retinal dystrophy: an open-label, first-in-human interventional study”.
●	As disclosed in the paper, 4 out of 4 young children with the AIPL1-associated retinal dystrophy, LCA4, benefited substantially from unilateral subretinal administration of rAAV8.hRKp.AIPL1 with improved visual acuity, functional vision, and protection against progressive retinal degeneration.
●	Following the strong safety and substantial efficacy demonstrated in this first cohort of 4 children treated unilaterally, a further 7 children were treated bilaterally, and all showed substantial benefit from treatment with rAAV8.hRKp.AIPL1.
●	Meaningful responses were observed in 11 out of 11 LCA4 children treated to date with rAAV8.hRKp.AIPL1.
●	Following recent meetings with the MHRA, we intend to submit a Marketing Authorization Application (MAA) under exceptional circumstances for rAAV8.hRKp.AIPL1 based on the results from the 11 treated children with no further clinical data required.
●	We have aligned on an expedited CMC package to support approval.
●	We are also currently engaging with the FDA to discuss a parallel path forward for expedited approval in the U.S., as well as other global regulatory agencies.
●	The Offices of Orphan Products Development and Pediatric Therapeutics of the FDA has granted RPDD to AAV8-RK-AIPL1 for the treatment of LCA4 retinal dystrophy.
●	In addition, three of our other IRD programs gained RPDD: AAV8-RK-BBS10 for the treatment of Bardet-Biedl syndrome (BBS) due to BBS10 mutations; AAV5-RDH12 for the treatment of RDH12 associated retinal dystrophy; and AAV8-RK-RetGC for the treatment of Leber congenital amaurosis due to GUCY2D mutations.

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

Botaretigene Sparoparvovec for the Treatment of XLRP:

●	Data from the Phase 3 LUMEOS trial of botaretigene sparoparvovec (bota-vec) for the treatment of X-linked retinitis pigmentosa in collaboration with Johnson & Johnson Innovative Medicine is expected in 2025. We are eligible to receive up to $285 million upon the first commercial sales of bota-vec in the U.S. and EU and manufacturing tech transfer.

●	We also entered into a commercial supply agreement with Johnson & Johnson Innovative Medicine for bota-vec manufacturing, which we anticipate will generate additional revenue during the product launch.

Riboswitch Gene Regulation Technology Platform for in vivo Delivery:

●	We continue to progress our riboswitch technology platform in multiple potential indications, with an initial focus on obesity and metabolic disease and CAR-T for oncology and autoimmune disease.
●	We continue to generate compelling preclinical data with metabolic peptides and hormones, including incretins, myokines and leptin, which suggests greater efficacy on weight loss as well as a positive impact on fat to muscle ratio with certain novel combinations of peptides.
●	Preclinical data mentioned above as well as new data on chronic pain therapies is informing the decision for our first INDs using our riboswitch small molecule platform.
●	We are in dialogue with regulatory agencies and intend to initiate first-in-human studies using the riboswitch platform in 2025.

Manufacturing:

United Kingdom (MeiraGTx UK II Ltd.)

Our UK manufacturing facility holds two authorizations issued by the MHRA:

●	MIA(IMP) Licence (MIA(IMP) 45522) – Authorizing manufacturing, fill-finish, and QC testing of Investigational Medicinal Products (IMPs).
●	Specials Licence (MS 45522) – Authorizing manufacturing, fill-finish, and QC testing of ‘Special’ medicinal products.

The UK facility was inspected in May 2024, and the licences were successfully renewed. The outcome of this inspection confirmed that the site was found to be in compliance with GMP requirements for Investigational Medicinal Products (IMPs) and was operating at the required compliance level to support an application for a commercial MIA licence. We plan to submit this application in the second quarter of 2025.

Ireland (MeiraGTx Ireland DAC)

Our Shannon facility holds two authorizations issued by Ireland’s Health Products Regulatory Authority (HPRA):

●	MIA Licence (M1316) – Authorizing QC testing of commercial products (awarded June 2023).
●	MIA(IMP) Licence (IMP13221) – Authorizing QC testing of Investigational Medicinal Products (IMPs) (awarded September 2023/QC and 2025/MFG).

The QC laboratory is actively undertaking release and stability testing on PPQ batches.

The latest HPRA inspection in February 2025 was highly successful—both QC licences were renewed, and viral vector manufacturing was added to the MIA(IMP) licence. This means the Shannon site can manufacture material for use in clinical trials, a first-of-its-kind licence for a gene therapy facility in Ireland.

Strategic Investment from Sanofi:

●	On August 12, 2024, Sanofi purchased $30 million of ordinary shares of the Company.
●	Sanofi holds a right of first negotiation (ROFN) for the use of our riboswitch gene regulation technology for certain Central Nervous System (CNS) and Immunology and Inflammation (I&I) targets, including IL-4 and IL-13, as well as for GLP-1 and other gut peptides for obesity, and for our Phase 2 xerostomia program.

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

Operating Expenses

Our operating expenses since inception have consisted primarily of general and administrative costs and research and development costs. Beginning in 2024, we incurred expenses classified as cost of service revenue – related party performed in connection with the Asset Purchase Agreement and related agreements.

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

We have incurred and expect to continue to incur increased expenses associated with being a public company, including costs of accounting, audit, legal, regulatory and tax-related services associated with maintaining compliance with Nasdaq and SEC requirements; director and officer insurance costs; maintaining and protecting our intellectual property portfolio; and investor and public relations costs.

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

Research and development activities are central to our business model. We expect to continue incurring increasing research and development costs associated with our clinical activities for AAV-hAQP1 for the treatment of radiation-induced xerostomia and xerostomia associated with Sjogren’s syndrome, as well as for AAV-GAD for the treatment of Parkinson’s disease. In addition, we expect to continue to incur expenses related to research activities in additional therapeutic areas to expand our pipeline and develop our potentially transformative gene regulation technology.

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

Other Non-Operating Income (Expense)

Other non-operating income (expense) includes the following:

Foreign Currency (Loss) Gain

Our consolidated financial statements are presented in U.S. dollars, which is our reporting currency. The financial position and results of operations of our subsidiaries are measured using the foreign subsidiaries’ local currency as the functional currency, either the pound sterling or the euro. These entities’ cash accounts holding U.S. dollars and intercompany payables and receivables are remeasured based upon the exchange rate at the date of remeasurement with the resulting gain or loss included in the consolidated statement of operations and comprehensive loss.

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

ASC 808 does not address recognition or measurement matters related to collaborative arrangements. Payments between participants pursuant to a collaborative arrangement that are within the scope of other authoritative accounting literature on income statement classification are accounted for using the relevant provisions of that literature. If we conclude that some or all aspects of the arrangement are within the scope of ASC 808 and do not represent a transaction with a customer, we recognize our allocation of the shared costs incurred with respect to the jointly conducted activities pursuant to ASC 730, Research and Development (“ASC 730”). If we concluded that some or all aspects of the arrangement represent a transaction with a customer, we account for those aspects of the arrangement within the scope of ASC 606. If the payments are not within the scope of other authoritative accounting literature, the income statement classification for the payments is based on an analogy to authoritative accounting literature or if there is no appropriate analogy, a reasonable, rational and consistently applied accounting policy election. Payments received from a collaboration partner to which this policy applies may include upfront payments in respect of a license of intellectual property, development and commercialization-based milestones, and royalties.

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

We record amounts as contract assets when the right to consideration is deemed unconditional. Contract assets are reclassified as accounts receivable once billed. When consideration is received, or such consideration is unconditionally due, from a customer prior to transferring goods or services to the customer under the terms of a contract, a contract liability is recorded as deferred revenue.

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

Our collaboration and revenue arrangements include the following:

Up-front License Fees: If a license is determined to be distinct from the other performance obligations identified in the arrangement, we recognize revenues from nonrefundable, up-front fees allocated to the license when the license is transferred to the licensee and the licensee is able to use and benefit from the license. For licenses that are bundled with other promises, we utilize judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue from non-refundable, up-front fees. We evaluate the measure of progress each reporting period and, if necessary, adjusts the measure of performance and related revenue recognition.

Milestone Payments: At the inception of an agreement that includes research and development milestone payments, we evaluate each milestone to determine when and how much of the milestone to include in the transaction price. We first estimate the amount of the milestone payment that we could receive using either the expected value or the most likely amount approach. We primarily use the most likely amount approach as that approach is generally most predictive for milestone payments with a binary outcome. Then, we consider whether any portion of that estimated amount is subject to the variable consideration constraint (that is, whether it is probable that a significant reversal of cumulative revenue would not occur upon resolution of the uncertainty.) We update the estimate of variable consideration included in the transaction price at each reporting date which includes updating the assessment of the likely amount of consideration and the application of the constraint to reflect current facts and circumstances.

Royalties: For arrangements that include sales-based royalties, including milestone payments based on a level of sales, and the license is deemed to be the predominant item to which the royalties relate, we will recognize revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). To date, we have not recognized any revenue related to sales-based royalties or milestone payments based on the level of sales.

Research and Development Services: Under the Collaboration Agreement, we incurred research and development costs, with Johnson & Johnson Innovative Medicine responsible for up to 100% of the costs, depending on the type of research and development services being performed. We recorded costs associated with the development activities as research and development expenses in the consolidated statements of operations and comprehensive loss consistent with ASC 730. The reimbursement of the research and development costs by Johnson & Johnson Innovative Medicine was representative of the joint risk sharing nature of the arrangement. We considered the guidance in ASC 808 and recognize the payments received from Johnson & Johnson Innovative Medicine as a reduction to research and development expense when the related costs are incurred. Under the Asset Purchase Agreement, research and development services (PPQ services) are recorded as incurred under cost of service revenue – related party.

Manufacturing Supply Services: Arrangements that include a promise for future supply of drug substance or drug product for either clinical development or commercial supply at the customer’s discretion are generally considered options. We assess if these options provide a material right to the licensee and if so, they are accounted for as separate performance obligations at the outset of the arrangement.

Customer Options: Customer options are evaluated at contract inception to determine whether those options provide a material right (i.e., an optional good or service offered for free or at a discount) to the customer. If the customer options represent a material right, the material right is treated as a separate performance obligation at the outset of the arrangement. We allocate the transaction price to material rights based on the standalone selling price. As a practical alternative to estimating the standalone selling price of a material right when the underlying goods or services are both (i) similar to the original goods or services in the contract and (ii) provided in accordance with the terms of the original contract, we allocate the total amount of consideration expected to be received from the customer to the total goods or services expected to be provided to the customer. Amounts allocated to any material right are recognized as revenue when or as the related future goods or services are transferred or when the option expires.

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

The expected term of share options granted to the optionees is determined using the average of the vesting period and contractual life of the option, an accepted method for our Company’s option grants under the SEC Staff Accounting Bulletin No. 107 and No. 110, Share-Based Payment.

Expected volatility is based on an analysis of our Company and guideline companies in accordance with ASC 718. The expected dividend yield is zero as we have never paid dividends and do not currently anticipate paying any in the foreseeable future. Risk-free interest rates are based on quoted U.S. Treasury rates for securities with maturities approximating the option’s expected term.

Restricted Share Units

The Company grants restricted share units (“RSUs”) to employees, non-employee members of our board of directors and non-employee consultants as compensation for services performed. Awards of RSUs are accounted for in accordance with ASC 718. ASC 718 requires all share-based payments, including grants of RSUs, to be recognized in the consolidated statement of operations and comprehensive loss based on their grant date fair values. The grant date fair value of RSUs is determined using the closing market price of the Company’s ordinary shares on the date of grant.

Results of Operations

Comparison of the Years Ended December 31, 2024 and 2023

	2024	2023	Change

	(in thousands)
Revenues:
Service revenue - related party	$33,279	$—	$33,279
License revenue - related party	—	14,017	(14,017)
Total revenue	33,279	14,017	19,262
Operating expenses:
Cost of service revenue - related party	23,791	—	23,791
General and administrative	54,216	47,293	6,923
Research and development	119,484	103,785	15,699
Total operating expenses	197,491	151,078	46,413
Loss from operations	(164,212)	(137,061)	(27,151)
Other non-operating income (expense)
Foreign currency (loss) gain	(2,886)	9,300	(12,186)
Interest income	4,145	2,272	1,873
Interest expense	(13,272)	(13,245)	(27)
Gain on sale of nonfinancial assets	28,434	54,208	(25,774)
Fair value adjustments	—	499	(499)
Net loss	$(147,791)	$(84,027)	$(63,764)
Other comprehensive loss:
Foreign currency translation loss	(2,284)	(7,482)	5,198
Comprehensive loss	$(150,075)	$(91,509)	$(58,566)

Service Revenue – Related Party

Service revenue was $33.3 million for the year ended December 31, 2024, due to progress of PPQ services under the Asset Purchase Agreement and related agreements. There was no service revenue for the year ended December 31, 2023.

License Revenue – Related Party

There was no license revenue for the year ended December 31, 2024, compared to $14.0 million for the year ended December 31, 2023. The decrease is due to the termination of the Collaboration Agreement concurrent with the execution of the Asset Purchase Agreement.

Cost of Service Revenue – Related Party

Cost of service revenue was $23.8 million for the year ended December 31, 2024, due to progress of PPQ services under the Asset Purchase Agreement and related agreements. There was no cost of service revenue for the year ended December 31, 2023.

General and Administrative Expenses

General and administrative expenses were $54.2 million for the year ended December 31, 2024, compared to $47.3 million for the year ended December 31, 2023. The increase of $6.9 million was primarily due to an increase of $2.1 million in professional fees, and the remaining $4.8 million was related to other general and administrative costs, none of which were individually significant.

Research and Development Expenses

Research and development expenses for the years ended December 31, 2024 and 2023 were as follows (in thousands):

	For the Years Ended December 31,
	2024	2023	Change
Clinical Programs
Botaretigene sparoparvovec	$1,250	$55,518	$(54,268)
AAV-hAQP1	17,307	15,772	1,535
AAV-CNGB3 / AAV-CNGA3	(969)	2,184	(3,153)
AAV-GAD	6,411	7,598	(1,187)
Other ocular diseases	1,763	—	1,763
Manufacturing	53,445	50,221	3,224
Preclinical Programs
Gene regulation	10,509	8,324	2,185
Neurodegenerative diseases	1,608	2,242	(634)
Preclinical ocular diseases	2,474	2,849	(375)
Other research and development expenses	25,686	29,506	(3,820)
Gross research and development expenses	119,484	174,214	(54,730)
Johnson & Johnson Innovative Medicine reimbursement	—	(70,429)	70,429
Research and development expenses	$119,484	$103,785	$15,699

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

Research and development expenses for the year ended December 31, 2024 were $119.5 million, compared to $103.8 million for the year ended December 31, 2023. The increase of $15.7 million was primarily due to an increase in manufacturing costs of $3.2 million, preclinical expenses of $1.2 million and a reduction in reimbursements from Johnson & Johnson Innovative Medicine of $70.4 million as the reimbursement for the year ended December 31, 2023 was in connection with research funding provided under the Collaboration Agreement, which was terminated on December 20, 2023. These increases were partially offset by a decrease of $55.3 million in clinical trial expenses primarily related to bota-vec as Johnson & Johnson Innovative Medicine is now primarily funding the research and development related to this program as a result of the Asset Purchase Agreement and $3.8 million of other research and development expenses.

Foreign Currency (Loss) Gain

Foreign currency loss was $2.9 million for the year ended December 31, 2024 compared to a gain of $9.3 million for the year ended December 31, 2023. The change of $12.2 million was primarily due to the restructuring and payment of certain intercompany receivables and payables during the year ended December 31, 2023. Foreign currency gains and losses subsequent to the restructuring are recorded as a part of accumulated other comprehensive income.

Interest Income

Interest income was $4.1 million for the year ended December 31, 2024 compared to $2.3 million for the year ended December 31, 2023. The increase was due to higher interest rates and cash balances during 2024.

Interest Expense

Interest expense was $13.3 million for each of the years ended December 31, 2024 and 2023.

Gain on Sale of Nonfinancial Assets

The gain on sale of nonfinancial assets was $28.4 million for the year ended December 31, 2024 compared to $54.2 million for the year ended December 31, 2023. This decrease was a result of a lower value of transaction consideration recognized in connection with the Asset Purchase Agreement during the year ended December 31, 2024 compared to the year ended December 31, 2023.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses. For the year ended December 31, 2024, we used $104.5 million in cash flows from operations. We did not generate positive cash flows from operations during the year and there are no assurances that we will generate positive cash flows in the future. Additionally, there are no assurances that we will be successful in obtaining an adequate level of financing for the development and commercialization of our product candidates. We expect to incur significant expenses and operating losses for the foreseeable future as we advance the preclinical and clinical development of our product candidates. We expect that our research and development and general and administrative costs will increase in connection with conducting preclinical studies and clinical trials for our product candidates, building out internal capacity to have products manufactured to support preclinical studies and clinical trials as well as to manufacture commercial products, expanding our intellectual property portfolio, and providing general and administrative support for our operations. As a result of these incurred and expected expenses we will need additional capital to fund our operations, which we may obtain from additional equity or debt financings, collaborations, licensing arrangements, or other sources.

We do not currently have any approved products and have never generated any revenue from product sales. We have historically financed our operations primarily through cash on hand and proceeds from the sale of our ordinary shares, series A ordinary shares and convertible preferred C shares and upfront and milestone payments from collaboration agreements. On December 20, 2023, we entered into an Asset Purchase Agreement with Johnson & Johnson Innovative Medicine pursuant to which the Company sold and assigned to Johnson & Johnson Innovative Medicine a License Agreement between the Company and UCLB relating to the research, development, manufacture and exploitation of the RPGR Product, and other related assets as described in the Asset Purchase Agreement. In connection with entering into the Asset Purchase Agreement, we entered into a Termination Agreement with Johnson & Johnson Innovative Medicine terminating the Collaboration Agreement. The Company and Johnson & Johnson Innovative Medicine also entered into a Supply Agreement on December 20, 2023 pursuant to which the Company agreed to manufacture and supply the RPGR Product for Johnson & Johnson Innovative Medicine. During the year ended December 31, 2024, we received $60.0 million in milestone payments under the Asset Purchase Agreement.

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

The Notes Purchase Agreement provides for the issuance of the Tranche 1 Notes in an initial amount of $75.0 million. Pursuant to the First Consent and Amendment, we were able to request, in our sole discretion, and Perceptive agreed to subscribe to purchase upon such request, the issuance of the Tranche 2 Notes in an additional amount of $25.0 million at any time before August 2, 2024 subject to the terms of the Notes Purchase Agreement. Previously, our request for the issuance of the Tranche 2 Notes was to be determined at Perceptive’s sole discretion. The Notes Purchase Agreement matures on August 2, 2026 and is interest-only during the term. We have the option to redeem outstanding principal notes at any time along with an applicable early redemption fee. Under each of the First Consent and Amendment and the Second Consent and Amendment, the Notes Purchase Agreement was amended to increase the applicable early redemption fee. Outstanding amounts under the Notes Purchase Agreement bear interest at a fluctuating rate per annum equal to 10.00% plus the secured overnight financing rate administered by the Federal Reserve Bank of New York for a one-month tenor, subject to a 1.00% floor.

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

Based on our current cash, cash equivalents, accounts receivable – related party, and tax incentive receivable at December 31, 2024, together with the proceeds from the anticipated closing of the strategic collaboration with Hologen Ltd, we estimate that we will be able to fund our operating expenses and capital expenditure requirements into 2027 and to repay our debt obligation of $75.0 million to Perceptive (due in August 2026). This estimate does not include the $285.0 million in milestones we are eligible to receive under the Asset Purchase Agreement upon first commercial sale of an RPGR Product in the United States and in at least one of the United Kingdom, France, Germany, Spain and Italy,

for completion of the transfer of certain manufacturing technology to Johnson & Johnson Innovative Medicine and upon regulatory approval of a Johnson & Johnson Innovative Medicine-selected manufacturing facility in each of the United States and European Union for commercial manufacture of the RPGR Product. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect.

Cash Flows

We had $105.7 million and $130.6 million of cash, cash equivalents, and restricted cash as of December 31, 2024 and 2023, respectively.

The following table summarizes our sources and uses of cash for the period presented:

	For the Years Ended December 31,
	2024	2023

	(in thousands)
Net cash used in operating activities	$(104,495)	$(105,365)
Net cash provided by investing activities	23,479	34,034
Net cash provided by financing activities	54,534	84,023
Net (decrease) increase in cash, cash equivalents and restricted cash	$(26,482)	$12,692

Operating Activities

During the year ended December 31, 2024, our cash used in operating activities of $104.5 million was primarily due to our net loss of $147.8 million as we incurred expenses associated with research activities on our clinical programs, manufacturing of our clinical trial materials, preclinical research programs and general and administrative expenses. The net loss included net non-cash income and expense of $13.6 million, which consisted primarily of $25.2 million of share-based compensation, $12.8 million of depreciation and amortization, $2.9 million of a foreign currency loss and $1.3 million of non-cash interest, which was partially offset by $28.4 million of a gain on sale of nonfinancial assets and $0.2 million of a gain on termination of lease liabilities. Additionally, operating assets, consisting of accounts receivable – related party, contract assets – related party, prepaid expenses, tax incentive receivable, other current assets, inventory and other assets, net, decreased by $6.2 million and operating liabilities, consisting of accounts payable, accrued expenses, other current liabilities and deferred revenue – related party, increased by $23.5 million.

During the year ended December 31, 2023, our cash used in operating activities of $105.4 million was primarily due to our net loss of $84.0 million as we incurred expenses associated with research activities on our clinical programs, manufacturing of our clinical trial materials, preclinical research programs and general and administrative expenses. The net loss included net non-cash income and expense of $20.4 million, which consisted primarily of $27.7 million of share-based compensation, $13.7 million of depreciation and amortization, $1.3 million of non-cash interest and $1.1 million impairment related to acquired in-process research and development, which was partially offset by $54.2 million of a gain on sale of nonfinancial assets, $9.3 million of a foreign currency gain, $0.5 million of a fair value upward adjustment and $0.2 million of net change in right-of-use assets and liabilities. Additionally, operating assets, consisting of accounts receivable – related party, prepaid expenses, tax incentive receivable, other current assets and other assets, net, decreased by $6.0 million and operating liabilities, consisting of accounts payable, accrued expenses, other current liabilities and deferred revenue – related party, decreased by $6.9 million.

Investing Activities

Net cash provided by investing activities for the year ended December 31, 2024 of $23.5 million consisted of $28.4 million from proceeds from the sale of nonfinancial assets offset by $4.9 million of purchases of property and equipment for our manufacturing, laboratory and process development facilities.

Net cash provided by investing activities for the year ended December 31, 2023 of $34.0 million consisted of $54.2 million from proceeds from the sale of nonfinancial assets offset by $20.2 million of purchases of property and equipment for our manufacturing, laboratory and process development facilities.

Financing Activities

Net cash provided by financing activities was $54.5 million for the year ended December 31, 2024, which consisted primarily of $59.4 million from the issuance of ordinary shares, which was offset by $2.5 million of issuance costs and $2.3 million of payments for withholdings of shares for income taxes.

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

Foreign Currency Exchange Risk

We currently operate in the United States, the United Kingdom and the European Union. Our activities in these jurisdictions expose us to currency exchange rate fluctuations primarily between the U.S. Dollar and the British pound sterling and euro. When the U.S. Dollar strengthens against these currencies, the U.S. Dollar value of non-U.S. Dollar based losses increases. To the extent that our international activities recorded in local currencies increase in the future, our exposure to fluctuations in currency exchange rates will correspondingly increase. As of December 31, 2024, we did not hold any foreign currency forward contracts. With respect to our foreign currency exposures as of December 31, 2024, we estimate a 10% unfavorable movement in foreign currency exchange rates would have the effect of creating an additional foreign currency loss of approximately $11.3 million within other non-operating income (expense) for the year ended December 31, 2024.

Interest Rate Risk

We are exposed to market risk as a result of changes in interest rates applicable to borrowings under our Notes Purchase Agreement. Borrowings under the Notes Purchase Agreement bear interest at a fluctuating rate per annum equal to 10.00% plus the secured overnight financing rate (“SOFR”) administered by the Federal Reserve Bank of New York for a one-month tenor, subject to a 1.00% floor. See Note 13 to our consolidated financial statements included elsewhere in this Form 10-K. We may use interest rate cap derivatives, interest rate swaps or other interest rate hedging instruments to economically hedge and manage interest rate risk with respect to our variable floating rate debt. As of December 31, 2024, the annual interest rate was 14.85% and the outstanding balance of the Tranche 1 Notes was $75.0 million. Assuming no change in the outstanding borrowings under the Notes Purchase Agreement, we estimate that a hypothetical 1% increase in the SOFR would increase our annual interest expense by approximately $0.8 million for the year ended December 31, 2024.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of MeiraGTx Holdings plc and subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of MeiraGTx Holdings plc and subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive loss, shareholders' equity and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosures to which they relate.

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

Jericho, New York

March 13, 2025

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31,	December 31,
	2024	2023
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$103,659	$129,566
Accounts receivable - related party	707	10,138
Contract assets - related party	950	—
Inventory	385	—
Prepaid expenses	6,828	5,625
Tax incentive receivable	8,971	13,277
Other current assets	2,018	1,016
Total Current Assets	123,518	159,622
Property, plant and equipment, net	102,878	115,896
Intangible assets, net	821	1,118
Restricted cash	2,009	1,083
Other assets	1,002	1,917
Equity method and other investments	6,749	6,766
Right-of-use assets - operating leases, net	10,576	15,910
Right-of-use assets - finance leases, net	22,198	24,432
TOTAL ASSETS	$269,751	$326,744

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$23,586	$16,042
Accrued expenses	27,414	42,639
Lease obligations, current	4,053	4,193
Deferred revenue - related party, current	4,827	2,926
Other current liabilities	903	1,278
Total Current Liabilities	60,783	67,078
Deferred revenue - related party	57,576	34,017
Lease obligations	7,523	12,952
Asset retirement obligations	2,821	2,401
Note payable, net	73,221	72,119
TOTAL LIABILITIES	201,924	188,567
COMMITMENTS AND CONTINGENCIES (Note 14)
SHAREHOLDERS' EQUITY:
Ordinary Shares, $0.00003881 par value, 1,288,327,750 authorized, 78,397,380 and 63,601,015 shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively	3	2
Capital in excess of par value	773,565	693,841
Accumulated other comprehensive loss	(3,719)	(1,435)
Accumulated deficit	(702,022)	(554,231)
Total Shareholders' Equity	67,827	138,177
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$269,751	$326,744

See Notes to Consolidated Financial Statements

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share amounts)

	For the Years Ended December 31,
	2024	2023
Revenues:
Service revenue - related party	$33,279	$—
License revenue - related party	—	14,017
Total revenue	33,279	14,017
Operating expenses:
Cost of service revenue - related party	23,791	—
General and administrative	54,216	47,293
Research and development	119,484	103,785
Total operating expenses	197,491	151,078
Loss from operations	(164,212)	(137,061)
Other non-operating income (expense):
Foreign currency (loss) gain	(2,886)	9,300
Interest income	4,145	2,272
Interest expense	(13,272)	(13,245)
Gain on sale of nonfinancial assets	28,434	54,208
Fair value adjustment	—	499
Net loss	(147,791)	(84,027)
Other comprehensive loss:
Foreign currency translation loss	(2,284)	(7,482)
Comprehensive loss	$(150,075)	$(91,509)

Net loss	$(147,791)	$(84,027)
Basic and diluted net loss per ordinary share	$(2.12)	$(1.49)
Weighted-average number of ordinary shares outstanding	69,822,353	56,486,525

See Notes to Consolidated Financial Statements

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

(in thousands, except share amounts)

				Accumulated Other		Total
	Ordinary		Capital in Excess	Comprehensive	Accumulated	Shareholders'
	Shares	Amount	of Par Value	Income (Loss)	Deficit	Equity

Balance at December 31, 2022	48,477,209	$2	$581,893	$6,047	$(470,204)	$117,738
Share-based compensation activity	309,755	—	26,207	—	—	26,207
Issuance of shares in connection with asset acquisitions	40,138	—	209	—	—	209
Issuance of shares in connection with private placements	14,773,913	—	91,950	—	—	91,950
Issuance costs in connection with private placement	—	—	(6,418)	—	—	(6,418)
Other comprehensive loss	—	—	—	(7,482)	—	(7,482)
Net loss for the year ended December 31, 2023	—	—	—	—	(84,027)	(84,027)
Balance at December 31, 2023	63,601,015	2	693,841	(1,435)	(554,231)	138,177
Share-based compensation activity	537,848	—	22,851	—	—	22,851
Issuance of ordinary shares in at-the-market offering	1,508,517	—	8,390	—	—	8,390
Issuance costs in connection with ordinary shares	—	—	(657)	—	—	(657)
Issuance of shares in connection with registered offering	12,500,000	1	49,999	—	—	50,000
Issuance costs in connection with registered offering	—	—	(1,859)	—	—	(1,859)
Issuance of shares in connection with private placement	250,000	—	1,000	—	—	1,000
Other comprehensive loss	—	—	—	(2,284)	—	(2,284)
Net loss for the year ended December 31, 2024	—	—	—	—	(147,791)	(147,791)
Balance at December 31, 2024	78,397,380	$3	$773,565	$(3,719)	$(702,022)	$67,827

See Notes to Consolidated Financial Statements

F-6

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Years Ended December 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(147,791)	$(84,027)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	25,191	27,716
Foreign currency loss (gain)	2,886	(9,300)
Depreciation and amortization	12,828	13,730
Net change in right-of-use assets and liabilities	16	(222)
Gain on termination of lease liabilities	(172)	—
Loss on disposal of equipment, furniture and fixtures	9	13
Loss on equity method investment	17	6
Amortization of interest on asset retirement obligations	209	177
Amortization of debt discount	1,103	1,083
Fair value adjustment	—	(499)
Impairment of acquired in-process research and development and right-of-use assets	—	1,149
Gain on sale of nonfinancial assets	(28,434)	(54,208)
(Increase) decrease in operating assets:
Accounts receivable - related party	6,325	9,975
Contract assets - related party	(954)	—
Inventory	(387)	—
Prepaid expenses	(1,328)	2,690
Tax incentive receivable	4,055	(5,148)
Other current assets	(2,302)	222
Other assets, net	759	(1,809)
Increase (decrease) in operating liabilities:
Accounts payable	10,738	2,330
Accrued expenses	(13,959)	(382)
Other current liabilities	32	(1,355)
Deferred revenue - related party	26,664	(7,506)
Net cash used in operating activities	(104,495)	(105,365)

Cash flows from investing activities:
Purchase of property, plant and equipment	(4,955)	(20,174)
Proceeds from sale of nonfinancial assets	28,434	54,208
Net cash provided by investing activities	23,479	34,034

Cash flows from financing activities:
Exercise of share options	—	10
Payments of withholdings on shares withheld for income taxes	(2,340)	(1,519)
Proceeds from the issuance of ordinary shares	59,390	91,950
Issuance costs in connection with ordinary shares	(2,516)	(6,418)
Net cash provided by financing activities	54,534	84,023

Net (decrease) increase in cash, cash equivalents and restricted cash	(26,482)	12,692
Effect of exchange rate changes on cash, cash equivalents and restricted cash	1,501	2,441
Cash, cash equivalents and restricted cash at beginning of the year	130,649	115,516
Cash, cash equivalents and restricted cash at end of the year	$105,668	$130,649

Supplemental disclosure of non-cash transactions:
Fixed asset acquisition included in accounts payable and accrued expenses	$851	$2,607
Change in estimate of asset retirement obligations	$345	—
Issuance of shares in connection with asset acquisition	$—	$209
Supplemental disclosure of cash flow information:
Cash paid for interest	$12,029	$13,054

See Notes to Consolidated Financial Statements

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Principal Business Activity

The Company

MeiraGTx Holdings plc and subsidiaries (the “Company” or “Meira Holdings”), an exempted company incorporated under the laws of the Cayman Islands, is a vertically integrated, clinical-stage genetic medicines company with a broad pipeline of late-stage clinical programs, including Parkinson's disease, radiation-induced xerostomia and AIPL1-associated retinal dystrophy. MeiraGTx clinical programs use targeted local delivery of small doses of genetic medicines to treat both inherited and more common conditions with severe unmet need. The successful development of the clinical pipeline is supported by the Company’s internal end-to-end manufacturing capabilities. The Company has two viral vector production facilities for good manufacturing practices (“GMP”), internal plasmid production for GMP, as well as an in-house Quality Control hub for stability and release, all fit for IND through commercial supply. In addition, the Company has developed a proprietary manufacturing platform with leading yield and quality aspects and commercial readiness. The Company’s core capabilities in viral vector and capsid optimization allow increased potency, decreased dose and significantly reduced cost of goods for its genetic medicines. The Company has developed a potentially transformative gene regulation platform using bespoke synthetic riboswitch technology invented in-house that allows for the precise, dose-responsive expression of any transgene under the control of oral small molecules. The Company is focusing the riboswitch platform on in vivo delivery of biologic therapeutics such as the metabolic peptides GLP-1, GIP, glucagon, amylin, PYY and leptin via oral small molecules, as well as cell therapy for oncology and autoimmune diseases, and long-term intractable pain. The Company has developed unique comprehensive technology capabilities to apply genetic medicine to more common diseases, increasing efficacy, addressing novel targets, and expanding access in some of the largest disease areas where the unmet need remains high.

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

Under the Asset Purchase Agreement, Janssen paid the Company a non-refundable upfront cash payment of $65.0 million in December 2023. Additionally, pursuant to and subject to the terms and conditions set forth in the Asset Purchase Agreement, Janssen agreed to pay the Company future contingent consideration of up to an aggregate of $350.0 million, as follows: (i) a milestone payment of $50.0 million in connection with the achievement of the initiation of the extension study for the Phase 3 LUMEOS clinical trial for the RPGR Product; (ii) $10.0 million upon completion of certain specified development services for the drug substance for the RPGR Product; (iii) $5.0 million upon completion of certain specified development services for the drug product for the RPGR Product; (iv) $175.0 million upon the first commercial sale of an RPGR Product in the United States; (v) $75.0 million upon the first commercial sale of an RPGR Product in at least one of the United Kingdom, France, Germany, Spain and Italy;

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(vi) $25.0 million upon completion of the transfer of certain manufacturing technology for drug substance and drug product from the Company to Janssen; and (vii) $10.0 million upon regulatory approval of a Janssen-selected manufacturing facility in each of the United States and European Union for commercial manufacture of the RPGR Product. As of December 31, 2024, we have received $60.0 million in milestone payments from Johnson & Johnson Innovative Medicine. Janssen is also responsible for any royalty or milestone amounts that become payable on the RPGR Product under the UCLB RPGR License Agreement.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Any reference in these notes to applicable guidance is meant to refer to the authoritative United States generally accepted accounting principles as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”).

Liquidity

The Company has not yet achieved profitable operations. There is no assurance that profitable operations, if ever achieved, could be sustained on a continuing basis. In addition, development activities, clinical and preclinical testing, and commercialization of the Company’s product candidates will require significant additional financing. The Company’s accumulated deficit at December 31, 2024 totaled $702.0 million, and management expects to incur substantial losses in future periods. The success of the Company is subject to certain risks and uncertainties, including among others, uncertainty of product development; competition in the Company’s field of use; uncertainty of capital availability; uncertainty in the Company’s ability to enter into agreements with collaborative partners; expanding and protecting the Company’s intellectual property portfolio; dependence on third parties; and dependence on key personnel. For the year ended December 31, 2024, the Company used $104.5 million in cash flows from operations and there are no assurances that the Company will generate positive cash flows in the future. Additionally, there are no assurances that the Company will be successful in obtaining an adequate level of financing for the development and commercialization of its product candidates.

As of December 31, 2024, the Company had cash, cash equivalents and restricted cash in the amount of $105.7 million, which consisted of depository and money market accounts held at large international banks. The Company estimates that its cash and cash equivalents on hand, accounts receivable – related party and tax incentive receivable at December 31, 2024 will be sufficient to cover its expenses for at least the next twelve months from the date of issuance of these consolidated financial statements.

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

BRI-Alzan, Inc., a Delaware corporation;

MeiraGTx Bio Inc., a Delaware corporation;

MeiraGTx B.V., a private company with limited liability incorporated under the laws of the Netherlands (“Meira B.V.”);

MeiraGTx Neurosciences, Inc., a Delaware corporation;

MeiraGTx Therapeutics, Inc., a Delaware corporation;

MeiraGTx UK Limited, a limited company incorporated under the laws of England and Wales;

MeiraGTx Neuro I, LLC, a Delaware limited liability company;

MeiraGTx Neuro II, LLC, a Delaware limited liability company;

MeiraGTx Manufacturing Limited, a limited company incorporated under the laws of England and Wales;

MeiraGTx Ocular UK Limited, a limited company incorporated under the laws of England and Wales;

MeiraGTx Gene Regulation Limited, a limited company incorporated under the laws of England and Wales; and

MeiraGTx Neuro UK Limited, a limited company incorporated under the laws of England and Wales.

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

	December 31,	December 31,
	2024	2023
Cash and cash equivalents	$103,659	$129,566
Restricted cash	2,009	1,083
Total cash, cash equivalents and restricted cash in the condensed consolidated statement of cash flows	$105,668	$130,649

Inventory

The Company’s inventory consists entirely of raw materials and is valued at the lower of cost or net realizable value. The Company regularly reviews its inventory quantities and, when appropriate, records a provision for obsolete and excess inventory to derive the new cost basis. The Company has not recognized a provision for obsolete and excess inventory as of December 31, 2024.

Financial Instruments

The carrying value of accounts receivable-related party, tax incentive receivable, other current assets, and accounts payable reported in the consolidated balance sheets equal or approximate fair value due to their short maturities.

Tax Incentive Receivable

Meira UK II is eligible to participate in United Kingdom (“UK”) research and development tax incentive programs under which it is eligible to receive a cash refund from His Majesty’s Revenue & Customs (“HMRC”) for a percentage of the qualified research and development costs expended by Meira UK II under the small and medium sized enterprises (“SME”) program and the research and development expenditures credit (“RDEC”) program. The SME cash refund is available to companies with less than 500 employees and annual aggregate revenue of less than 100.0 million euros or total aggregate assets less than 86.0 million euros during the reimbursable period. The Company’s estimate of the amount of cash refund it expects to receive related to the SME and RDEC programs is included in tax incentive receivable in the accompanying consolidated balance sheets and such amounts are recorded as a reduction of research and development expense in the statements of operations. During the years ended December 31, 2024 and 2023, the Company recorded reductions to research and development expenses of $5.5 million and $5.1 million, respectively.

In addition, the Company incurs Value Added Tax (“VAT”) on services provided by UK and European Union vendors, which it is entitled to reclaim. The Company’s estimate of the amount of cash refund it expects to receive

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

related to VAT was $2.0 million and $0.6 million as of December 31, 2024 and 2023, respectively, which is included in other current assets in the accompanying consolidated balance sheets.

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

The table below represents the values of the Company’s financial assets and liabilities that are required to be measured at fair value on a recurring basis (in thousands):

	Fair Value Measurement Using:
		Significant	Significant Other	Significant
	December 31,	Observable Inputs	Observable Inputs	Unobservable
Description	2024	(Level 1)	(Level 2)	(Level 3)
Cash equivalents	$80,930	$80,930	$—	$—
Restricted cash	$2,009	$2,009	$—	$—

	Fair Value Measurement Using:
		Significant	Significant Other	Significant
	December 31,	Observable Inputs	Observable Inputs	Unobservable
Description	2023	(Level 1)	(Level 2)	(Level 3)
Cash equivalents	$46,868	$46,868	$—	$—
Restricted cash	$1,083	$1,083	$—	$—

At December 31, 2024, the Company believes the carrying value of the Tranche 1 Notes (as defined in Note 13) approximates fair value as the interest rate is reflective of the rate the Company could obtain on debt with similar terms and conditions.

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Concentrations of Credit Risk

The Company maintains its cash and cash equivalents primarily in depository and money market accounts within two large financial institutions in the United States and one large financial institution in the United Kingdom and Ireland.  Cash balances deposited at these major financial banking institutions exceed the insured limits. The Company has not experienced any losses on its bank deposits and believes these deposits do not expose the Company to any significant credit risk.

Intangible Assets

Intangible assets consist of purchased rights to licensed technology as it relates to the Company’s manufacturing processes and has future alternative use in the Company’s operations. The licensed technology is being amortized on a straight-line basis over 7 years, which represents the estimated period of benefit and the expected pattern of consumption (see Note 6).

Property, Plant and Equipment, Net

Property, plant and equipment are stated at cost, net of accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the respective assets. Leasehold improvements are depreciated over the lesser of their useful lives or the terms of the leases (see Note 5).

The estimated useful lives of the asset categories are as follows:

Asset Category	Useful Lives
Computer and office equipment	3 years
Laboratory equipment	5 years
Furniture and fixtures	5 years
Manufacturing equipment	7 years
Leasehold improvements	lesser of useful life or remaining term of lease

Expenditures for leasehold improvements are capitalized, and expenditures for maintenance and repairs are expensed to operations as incurred.

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ASC Topic 360, Property, Plant and Equipment, addresses the financial accounting and reporting for impairment or disposal of long-lived assets. The Company reviews the recorded values of long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of an asset or group of assets may not be fully recoverable. The Company did not record any material impairment charges in 2024 or 2023.

Leases

The Company accounts for leases in accordance with FASB Topic ASC 842, Leases (“ASC 842”). The Company determines if an arrangement is a lease at contract inception. A lease exists when a contract conveys the right to control the use of identified property, plant, or equipment for a period of time in exchange for consideration. The definition of a lease embodies two conditions: (1) there is an identified asset in the contract that is land or a depreciable asset (i.e., property, plant, and equipment), and (2) the Company has the right to control the use of the identified asset. The Company accounts for the lease and non-lease components as a single lease component.

From time to time the Company enters into direct financing lease arrangements that include a lessee obligation to purchase the leased asset at the end of the lease term, a bargain purchase option, or provides for minimum lease payments with a present value of 90% or more of the fair value of the leased asset at the date of lease inception.

Operating leases where the Company is the lessee are included in right-of-use (“ROU”) assets – operating leases, net and lease obligations on the Company’s consolidated balance sheets. The lease obligations are initially and subsequently measured at the present value of the unpaid lease payments at the lease commencement date and subsequent reporting periods.

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

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

underlying asset. In those cases, the ROU asset is amortized over the useful life of the underlying asset. Amortization of the ROU asset is recognized and presented separately from interest expense on the lease liability.

The Company has elected not to recognize ROU assets and lease liabilities for all short-term leases that have lease terms of 12 months or less at lease commencement. Lease payments associated with short-term leases are recognized as an expense on a straight-line basis over the lease term.

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

The change in asset retirement obligations is as follows (in thousands):

	For the Years Ended December 31,
	2024	2023
Balance at beginning of period	$2,401	$2,179
Change in estimate	345	—
Assignment of leases to Johnson & Johnson Innovative Medicine	(115)	—
Amortization of interest	209	177
Effects of exchange rate changes	(19)	45
Balance at end of period	$2,821	$2,401

IDA Ireland Grant

In August 2021, Meira Ireland entered into an agreement pursuant to which it received a grant from IDA Ireland for financial assistance in establishing its operations in Shannon, Ireland. Under the terms of the grant, Meira Ireland is eligible to receive the lesser of €1.0 million or €10,000 for each job created (the “employment grant”) and the lesser of €1.2 million or 4% of the actual expenditure on the provision of machinery and equipment (the “capital grant”). Meira Ireland may apply for a drawdown of the employment grant once a job has been created and the position has been held for a period of at least one month, and may apply for a drawdown of the capital grant once an eligible asset has been purchased and installed, conditioned on the creation of a cumulative number of jobs by the end of the immediately preceding year. An aggregate of 100 jobs must be created to receive the maximum benefit under the capital grant. An application for a drawdown must be accompanied by an audit certification for compliance with the terms of the grant. The Company has a guarantee in place with a bank in favor of IDA Ireland, pursuant to which it restricts cash in the amount of claims made under the grant such that the Company maintains the funds to cover any portion of the grant income that may become repayable in the future. This amount is presented as restricted cash in the accompanying consolidated balance sheet. All grant drawdowns were required to be completed by December 31, 2024, and the agreement terminates on the later of five years from the date of the last payment from the grant or five

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

years from completion of the capital investment, which is expenditure of at least €30.0 million on eligible machinery and equipment.

The Company recognizes grant income when there is reasonable assurance that the Company will comply with the conditions attached to the grant and that it will receive the grant. Grant income from the employment grant is recognized as a deduction from the amount of the related expense, and grant income from the capital grant is deducted from the carrying amount of the related asset and recognized in income over the asset’s useful life in the form of a reduced depreciation charge. The Company received its first drawdown under the grant in 2023, which was comprised of $0.6 million for the employment grant and $0.4 million for the capital grant. The Company received its second drawdown under the grant in 2024, which was comprised of $0.5 million for the employment grant and $0.5 million for the capital grant. During the years ended December 31, 2024 and 2023, respectively, the Company recognized $0.6 and $1.0 million of grant income as a reduction of research and development expenses in the accompanying consolidated statements of operations and comprehensive loss.

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

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted Share Units

The Company grants restricted share units (“RSUs”) to employees, non-employee members of the Company’s board of directors and non-employee consultants as compensation for services performed. Awards of RSUs are accounted for in accordance with ASC 718. ASC 718 requires all share-based payments to employees, non-employee members of the Company’s board of directors and non-employee consultants, including grants of RSUs, to be recognized in the consolidated statement of operations and comprehensive loss based on their grant date fair values. The grant date fair value of RSUs is determined using the closing market price of the Company’s ordinary shares on the date of grant.

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

ASC 808 does not address recognition or measurement matters related to collaborative arrangements. Payments between participants pursuant to a collaborative arrangement that are within the scope of other authoritative accounting literature on income statement classification are accounted for using the relevant provisions of that literature. If the Company concludes that some or all aspects of the arrangement are within the scope of ASC 808 and do not represent a transaction with a customer, the Company recognizes its allocation of the shared costs incurred with respect to the jointly conducted activities pursuant to ASC 730, Research and Development (“ASC 730”). If the Company concludes that some or all aspects of the arrangement represent a transaction with a customer, the Company accounts for those aspects of the arrangement within the scope of ASC 606. If the payments are not within the scope of other authoritative accounting literature, the income statement classification for the payments is based on an analogy to authoritative accounting literature or if there is no appropriate analogy, a reasonable, rational and consistently applied accounting policy election. Payments received from a collaboration partner to which this policy applies may include upfront payments in respect of a license of intellectual property, development and commercialization-based milestones, and royalties.

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

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company records amounts as contract assets when the right to consideration is deemed unconditional. Contract assets are reclassified as accounts receivable once billed. When consideration is received, or such consideration is unconditionally due, from a customer prior to transferring goods or services to the customer under the terms of a contract, a contract liability is recorded as deferred revenue.

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

Research and Development Services: Under the Collaboration Agreement, the Company incurred research and development costs, with Johnson & Johnson Innovative Medicine responsible for up to 100% of the costs, depending on the type of research and development services being performed. The Company recorded costs associated with the development activities as research and development expenses in the consolidated statements of

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

operations and comprehensive loss consistent with ASC 730. The reimbursement of the research and development costs by Johnson & Johnson Innovative Medicine was representative of the joint risk sharing nature of the arrangement. The Company considered the guidance in ASC 808 and recognizes the payments received from Johnson & Johnson Innovative Medicine as a reduction to research and development expense when the related costs are incurred. Under the Asset Purchase Agreement, research and development services (PPQ services) are recorded as incurred under cost of service revenue – related party.

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

Foreign Currencies

The Company’s consolidated financial statements are presented in U.S. dollars, the reporting currency of the Company. The financial position and results of operations of our subsidiaries are measured using the foreign subsidiaries’ local currency as the functional currency. These entities’ cash accounts holding U.S. dollars and intercompany payables and receivables are remeasured based upon the exchange rate at the date of remeasurement with the resulting gain or loss included in the consolidated statements of operations and comprehensive loss. Expenses of such subsidiaries have been translated into U.S. dollars at average exchange rates prevailing during the period. Assets and liabilities have been translated at the rates of exchange on the consolidated balance sheet dates. The resulting translation gain and loss adjustments are recorded directly as a separate component of shareholders’ equity and as other comprehensive loss on the consolidated statements of operations and comprehensive loss.

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

The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. As of December 31, 2024 and 2023, the Company recorded unrecognized tax positions of $2.2 million and $2.0 million, respectively. No interest and penalties have been accrued relative to the unrecognized tax positions.

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

The following securities are considered to be ordinary share equivalents, but were not included in the computation of diluted net loss per ordinary share because to do so would have been anti-dilutive:

	December 31,	December 31,
	2024	2023
Share options	8,232,587	8,226,707
Restricted share units	4,252,250	2,661,250
Deferred share units	—	185,000
Warrants	700,000	700,000
	13,184,837	11,772,957

Other Comprehensive Income (Loss)

Other comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The only component of other comprehensive income (loss) impacting the Company is foreign currency translation.

Segment Information

Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision maker, or decision-making group, in deciding how to

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

allocate resources in assessing performance. The Company has one reportable and operating segment, which is the development and manufacturing of genetic medicines, for purposes of reporting financial condition and results of operations. The Company’s chief operating decision maker (“CODM”) is the chief executive officer.

The accounting policies of its segment are the same as those described in the summary of significant accounting policies. The CODM allocates resources and assesses performance of the Company’s single reportable segment by regularly reviewing the segment net loss that also is reported on the consolidated statement of operations and comprehensive loss as net loss.

The following table sets forth information about the Company’s single reportable segment and the significant expenses reviewed by the CODM, including a reconciliation to net loss (in thousands):

	For the Years Ended December 31,
	2024	2023
Service revenue - related party	$33,279	$—
License revenue - related party	—	14,017
Operating expenses:
Cost of service revenue - related party	23,791	—
General and administrative	39,389	31,522
Clinical programs:
Botaretigene sparoparvovec	1,250	55,518
AAV-hAQP1	17,307	15,772
AAV-CNGB3 / AAV-CNGA3	(969)	2,184
AAV-GAD	6,411	7,598
Other ocular diseases	1,763	—
Manufacturing	53,445	50,221
Preclinical programs:
Gene regulation	10,509	8,324
Neurodegenerative diseases	1,608	2,242
Preclinical ocular diseases	2,474	2,849
Other research and development[1]	2,494	3,831
Johnson & Johnson Innovative Medicine reimbursement	—	(70,429)
Share-based compensation	25,191	27,716
Depreciation and amortization	12,828	13,730
Total operating expenses	197,491	151,078
Other segment items[2]	16,421	53,034
Segment net loss	$(147,791)	(84,027)
Adjustments or reconciling items	—	—
Net loss	$(147,791)	$(84,027)

1 Other research and development is comprised of all other costs including payroll and payroll related costs, travel, rent and facilities costs and other non-program specific expenses.

2 Other segment items is comprised of foreign currency (loss) gain, interest income, interest expense, gain on sale of nonfinancial assets and fair value adjustment.

The Company’s service and license revenue, research funding and deferred revenue from the Collaboration Agreement and the Asset Purchase Agreement and related agreements were generated in the United Kingdom.

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes long-lived assets by geographical area (in thousands):

	December 31,	December 31,
	2024	2023
United States	$7,209	$11,071
United Kingdom	28,419	33,798
European Union	100,845	112,487
	$136,473	$157,356

Recent Accounting Pronouncements Adopted

In November 2023, the FASB issued ASU 2023-07, Segment Reporting - Improvements to Reportable Segment Disclosures, which updates reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses and information used to assess segment performance. The Company adopted this standard on January 1, 2024 for the 2024 fiscal year, and for interim periods beginning January 1, 2025. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements. Refer to Segment Information within this footnote for additional information.

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

In November 2024, the FASB issued ASU No. 2024-03, Income Statement: Reporting Comprehensive Income: Expense Disaggregation Disclosures (Subtopic 220-40), which requires public business entities to disclose additional information about specific expense categories in the notes to financial statements at interim and annual reporting periods. In January 2025, the FASB issued ASU No. 2025-01, Clarifying the Effective Date, which revised the effective date of ASU No. 2024-03 for interim periods. The guidance is effective for annual periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. The Company is currently assessing the impact of ASU 2024-03 and ASU 2025-01 on its consolidated financial statements.

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Equity Method and Other Investments

The Company’s investments consist of the following (in thousands):

		December 31, 2024
Investee	Investment Type	Ownership Percentage	Carrying Value	Cost Basis
Visiogene LLC	Equity Method Investment	25%	$5,133	$5,165
Other	Equity Investment	0.9%	1,616	1,500
Total equity method and other investments			$6,749	$6,665

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

During the years ended December 31, 2024 and 2023, the Company recorded de minimis research and development expenses related to the Company’s share of Visiogene’s losses.

4.    Prepaid Expenses

Prepaid expenses at December 31, 2024 and 2023 consist of the following (in thousands):

	December 31,	December 31,
	2024	2023
Manufacturing costs	$1,826	38
Clinical trial costs	1,823	$1,530
Dues and license fees	1,253	1,439
Insurance	840	861
Facilities costs	657	630
Other	429	199
Research and development	—	685
Consulting	—	243
	$6,828	$5,625

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.    Property, Plant and Equipment, net

Property, plant and equipment, net at December 31, 2024 and 2023 consist of the following (in thousands):

	December 31,	December 31,
	2024	2023
Leasehold improvements	$99,371	$103,082
Manufacturing equipment	23,019	22,646
Laboratory equipment	14,741	15,389
Computer and office equipment	7,292	7,370
Furniture and fixtures	758	734
	145,181	149,221
Less: Accumulated depreciation and amortization	(42,303)	(33,325)
	$102,878	$115,896

In connection with certain operating leases, the Company has determined that it has asset retirement obligations in the aggregate amount of $5.4 million at the end of those leases. The Company discounted the initial asset retirement obligations using an 8% discount rate and during the year ended December 31, 2024, the Company recorded a change in estimate in connection with five leases using a 15% discount rate. The Company recorded an asset retirement obligation in the aggregate amount of $2.1 million, which is included in leasehold improvements and is being amortized over the term of the respective leases.

Depreciation and amortization expense related to property, plant and equipment was $11.4 million and $12.3 million for the years ended December 31, 2024 and 2023, respectively.

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

The following table presents the details of the Company’s intangible assets as of December 31, 2024 and 2023 (in thousands):

	December 31,	December 31,
	2024	2023
Licensed Technology	$1,971	$2,000
Less: Accumulated amortization	(1,150)	(882)
	$821	$1,118

The intangible asset is being amortized over a period of seven years. Amortization expense of $0.3 million was recorded as a component of research and development expenses for each of the years ended December 31, 2024 and 2023, respectively.

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2024, the expected amortization expense for the next three years is as follows (in thousands):

Amortization
Expense
2025	$281
2026	281
2027	259
Total amortization	$821

7.    Accrued Expenses

Accrued expenses at December 31, 2024 and 2023 were comprised of the following (in thousands):

	December 31,	December 31,
	2024	2023
Professional fees	$6,326	$6,499
Compensation and benefits	11,197	12,129
Clinical trial costs	3,864	8,713
Research and development	2,234	5,834
Manufacturing costs	1,540	2,634
Consulting	1,530	2,104
Fixed assets	326	1,472
Rent and facilities costs	257	142
Interest on Tranche 1 Notes	—	2,936
Other	140	176
	$27,414	$42,639

8.   Share-Based Compensation

Equity Incentive Plans

The Company’s 2018 Incentive Award Plan and 2016 Equity Incentive Plan (collectively, the “Plans”), were adopted by the Company’s board of directors and shareholders. Under the Plans, the Company has granted share options and restricted share units (“RSUs”) to selected officers, employees, non-employee members of the Company’s board of directors and non-employee consultants. The Company’s board of directors or a committee thereof administers the Plans. Upon the adoption of the 2018 Incentive Award Plan, the Company ceased issuing awards under the 2016 Equity Incentive Plan. The number of shares available for issuance under the 2018 Incentive Award Plan are increased on January 1 of each calendar year beginning in 2019 and ending in and including 2028, by an amount equal to the lesser of (A) 4% of the ordinary shares outstanding on the final day of the immediately preceding calendar year and (B) a smaller number of shares determined by the Company's board of directors. Under the 2018 Incentive Award Plan the Company initially reserved up to 3,054,996 shares for issuance, which has been increased to 13,654,788 as of December 31, 2024. As of December 31, 2024, 300,888 shares remain available for future issuance. In January 2025, the number of shares available for issuance under the 2018 Incentive Award Plan increased by 3,135,895 shares.

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Options

A summary of the Company’s share option activity related to employees, non-employee members of the board of directors and non-employee consultants as of and for the years ended December 31, 2024 is as follows (in thousands, except share and per share amounts):

			Weighted-
		Weighted-	Average
		Average	Remaining
	Number of	Exercise	Contractual
	Options	Price	Term (years)
Outstanding at December 31, 2023	8,226,707	$12.96	6.35	years
Granted	365,100	$6.16
Forfeited	(359,220)	$15.32
Outstanding at December 31, 2024	8,232,587	$12.57	5.35	years
Options exercisable at December 31, 2024	6,874,024	$13.03	4.83	years
Options vested and expected to vest at December 31, 2024	8,232,587	$12.57	5.35	years
Aggregate intrinsic value of options outstanding as of December 31, 2024	$1,422
Aggregate intrinsic value of options exercisable as of December 31, 2024	$1,422

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

The Company recorded the following share-based compensation expense in connection with the options for the years ended December 31, 2024 and 2023 (in thousands):

	Years Ended December 31,
	2024	2023
Research and development	$6,062	$8,577
General and administrative	3,892	5,054
Total share-based compensation	$9,954	$13,631

The total fair value of options vested during the years ended December 31, 2024 and 2023 was $12.1 million and $15.3 million, respectively.

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The weighted average grant date fair value of options granted during the years ended December 31, 2024 and 2023 was $3.91 per share and $5.67 per share, respectively. The grant date fair values of the share options granted were estimated using the Black-Scholes option valuation model with the following ranges of assumptions (see Note 2):

	2024	2023
Risk-free interest rate	4.04 - 4.17%	3.86 - 4.48%
Expected volatility	67%	72%
Expected dividend yield	0%	0%
Expected term (in years)	3.6 - 6.1	3.6 - 6.1

As of December 31, 2024, the total compensation expense relating to unvested options granted that had not yet been recognized was $8.5 million, which is expected to be recognized over a period of 3.2 years. The Company will issue shares upon exercise of options from ordinary shares reserved under the Plans.

Restricted Share Units

A summary of the Company’s RSU activity related to employees, non-employee members of the board of directors and non-employee consultants for the year ended December 31, 2024 is as follows:

		Weighted-
	Number of	Average
	Restricted	Grant Date
	Share Units	Fair Value
Outstanding at December 31, 2023	2,661,250	$15.24
Granted	2,638,500	$5.97
Vested	(1,002,500)	$18.14
Forfeited	(45,000)	$4.87
Outstanding at December 31, 2024	4,252,250	$8.91

RSUs granted generally vest 50% on the second anniversary of the date of grant and 25% on the third and fourth anniversaries of the date of grant. Annual RSUs granted to directors generally vest in a single installment on the earliest to occur of the first anniversary of the grant date or the day immediately prior to the date of the next annual meeting of the Company’s shareholders occurring after the date of grant. The RSUs granted to the directors in June 2021 will be paid on or within 30 days after the date a director ceases to serve on the board. For RSUs granted in future years, the directors may elect whether to defer the payment of their annual RSU awards under the Deferred Compensation Plan for Non-Employee Directors, which was adopted by the board on December 17, 2021. As of December 31, 2024, there were 272,500 vested shares that have been deferred. The related share-based compensation expense, which is recognized ratably over the requisite service period, is included in general and administrative and research and development expenses, as applicable, in the consolidated statements of operations and comprehensive loss.

The company recorded the following share-based compensation expense in connection with the RSUs for the years ended December 31, 2024 and 2023 (in thousands):

	Years Ended December 31,
	2024	2023
Research and development	$5,070	$4,203
General and administrative	10,167	9,882
Total share-based compensation	$15,237	$14,085

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2024, the total compensation expense relating to unvested RSUs granted that had not yet been recognized was $21.9 million, which is expected to be recognized over a period of 3.3 years.

To satisfy employee minimum statutory tax withholding requirements for restricted share units that vest, the Company withholds a portion of the vesting ordinary shares. During the years ended December 31, 2024 and 2023, the Company withheld 377,152 and 237,859 ordinary shares with a total value of approximately $2.3 million and $1.5 million, respectively. These amounts are presented as a cash outflow from financing activities in the accompanying consolidated statement of cash flows.

During the years ended December 31, 2024 and 2023 the Company recognized total share-based compensation expense in the accompanying consolidated statements of operations and comprehensive loss as follows (in thousands):

	Years Ended December 31,
	2024	2023
Research and development	$11,132	$12,780
General and administrative	14,059	14,936
Total share-based compensation	$25,191	$27,716

The Company does not expect to realize any tax benefits from its share option activity or the recognition of share-based compensation expense because the Company currently has net operating losses and has a full valuation allowance against its deferred tax assets. Accordingly, no amounts related to excess tax benefits have been reported in cash flows from operations or cash flows from financing activities for the years ended December 31, 2024 and 2023.

9.  Ordinary Shares

2024

At-the-Market

In December 2023, the Company entered into an “at-the-market” sales agreement with BofA Securities, Inc., or BofA, pursuant to which the Company may sell from time to time, ordinary shares having an aggregate offering price of up to $100.0 million through BofA, acting as the Company’s agent. During the year ended December 31, 2024, the Company raised gross proceeds of $8.4 million through the sale of 1,508,517 ordinary shares pursuant to an “at-the-market” equity offering program. Under the “at-the-market” equity program which is currently effective and may remain available for the Company to use in the future, the Company may sell an additional $91.6 million of ordinary shares. Whether the Company chooses to affect future sales under the “at-the-market” equity offering program will depend on a number of factors, including, among others, market conditions and the trading price of the Company’s ordinary shares relative to other sources of capital.

Equity Financing

On August 12, 2024, the Company entered into an underwriting agreement with BofA in connection with the issuance and sale by the Company in a public offering of 12,500,000 of the Company’s ordinary shares at a public offering price of $4.00 per share, less underwriting discounts and commissions, pursuant to an effective shelf registration statement on Form S-3 (Registration No. 333-276183) and a related prospectus supplement filed with the SEC. The closing of the offering occurred on August 13, 2024. The Company received gross proceeds from the offering of $50.0 million and incurred underwriting discounts and commissions and estimated offering expenses of approximately $1.9 million.

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

10.  Income Taxes

For the years ended December 31, 2024 and 2023, the Company recognized a tax benefit of $0.

As of December 31, 2024, the Company had U.S. federal and state net operating losses (“NOLs”) and foreign carryforward tax losses which are available to reduce future taxable income of (in thousands):

	Federal	State/City
United Kingdom	$203,678	$—
United States	$74,348	$19,285
Ireland	$78,309	$—
Other	$29,987	$—

All of the Company’s carryforward tax losses will be indefinitely carried forward, with the exception of federal U.S. NOLs in the amount of $0.2 million as of December 31, 2024, which will begin to expire in 2037 and state NOLs in the amount of $19.0 million as of December 31, 2024, which will begin to expire in 2036. Also, as of December 31, 2024, the Company had orphan drug and research and development credits in the U.S. in the amount of $22.5 million which will begin to expire in 2035 and research and development credits of $1.9 million in the UK which can be carried forward indefinitely. The U.S. NOLs and UK carryforward tax losses may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant shareholders, as defined under Section 382 of the Internal Revenue Code, as well as UK tax rules. This could limit the amount of NOLs and carryforward tax losses that the Company can utilize annually to offset future taxable income or tax liabilities. As of August 2024, the Company had performed such an analysis and determined that there were no

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

limitations in the UK. However, for U.S. purposes, the Company determined that a change of ownership occurred in April 2016 and again in June 2018, but there was not a limit for utilizing these losses.

The Company’s pre-tax income (loss) is as follows (in thousands):

	December 31, 2024	December 31, 2023
United Kingdom	$(62,760)	$12,881
United States	(57,580)	(63,017)
Ireland	(25,762)	(29,965)
Other	(1,689)	(3,926)
	$(147,791)	$(84,027)

The Company is subject to the corporate tax rate in the UK as a limited UK corporation.

The following table summarizes a reconciliation of income tax benefit compared with the amounts at the UK statutory income tax rate (in thousands):

	December 31, 2024		December 31, 2023
Statutory rate	(36,948)	25.00%	(19,746)	23.50%
Permanent differences - other	4,264	(2.88)%	2,391	(2.85)%
RTP and other adjustment	4,252	(2.88)%	(1,165)	1.39%
State and local rate, net of federal tax	(634)	0.43%	(698)	0.83%
U.K. tax credit	6,476	(4.38)%	(4,028)	4.79%
U.S. tax credit	(3,352)	2.27%	(9,830)	11.70%
Foreign tax rate differential	4,751	(3.21)%	4,558	(5.42)%
UK rate change	—	—%	239	(0.28)%
US state rate change	(309)	0.21%	15,394	(18.32)%
Section 162(m) deferred adjustment	1,568	(1.06)%	2,728	(3.25)%
Disallowed interest	(4,106)	2.76%	2,812	(3.35)%
Change in valuation allowance	24,038	(16.26)%	7,345	(8.74)%
Actual income tax benefit effective tax rate	—	—%	—	—%

The Expense/(Benefit) for income taxes from continuing operations consists of the following (in thousands):

	December 31, 2024	December 31, 2023
Current Tax Expense/(Benefit)
United Kingdom	—	—
United States	—	—
Other	—	—
Total Current	—	—
Deferred Tax Expense/(Benefit)
United Kingdom	(9,344)	2,393
United States	(11,405)	(6,251)
Ireland	(3,134)	(3,963)
Netherlands	(155)	(1,840)
Total Deferred	(24,038)	(9,661)
Change in Valuation Allowance	24,038	9,661
Total Income Tax Expense/(Benefit)	—	—

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred Tax Assets/(Liabilities) (in thousands):

	December 31, 2024	December 31, 2023
Deferred Tax Assets:
Net operating loss carryforwards	$85,308	$70,650
Interest expense	6,736	—
Capitalized research and development	26,312	19,606
Share-based compensation	11,921	14,290
R&D credit	22,160	21,687
Lease liability	2,767	4,070
Deferred tax assets	155,204	130,303
Less: valuation allowance	(149,382)	(125,884)
Deferred Tax Liabilities:
Depreciation	(2,192)	(1,763)
Right of use assets	(2,099)	(3,777)
Other	(1,531)	1,121
Net deferred tax liability	$—	$—

ASC 740 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, the Company has recorded a full valuation allowance, after consideration of the reversal of the deferred tax liabilities for the ROU assets and fixed assets, against its deferred tax assets at December 31, 2024 and 2023 because the Company's management has determined that it is more likely than not that these assets will not be fully realized.

As of December 31, 2024 and 2023, the Company recorded unrecognized tax positions of $2.2 million and $2.0 million, respectively. The unrecognized tax positions are netted with deferred tax assets above with a full valuation allowance. The changes to unrecognized tax positions for 2024 and 2023 were as follows (in thousands):

	December 31, 2024	December 31, 2023
Unrecognized tax benefits as of January 1	$2,029	$937
Gross increases/(decreases) related to current year	505	756
Gross increases/(decreases) related to prior years	(285)	336
Unrecognized tax positions as of December 31	$2,249	$2,029

The Company will recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2024 and 2023, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts have been recognized in the Company's statements of operations and comprehensive loss.

The Company files income tax returns in the United States, UK, various foreign jurisdictions and various U.S. state jurisdictions. In the U.S., all years remain subject to examination. The earliest year subject to examination in the UK is 2023.

MeiraGTx Holdings plc is a UK tax resident with no earnings in its foreign subsidiaries and the Company does not expect any temporary basis difference in its investment in these subsidiaries to reverse in the foreseeable future. Therefore, the Company has not recorded deferred taxes on the outside basis difference in its foreign subsidiaries. It is not probable to compute the amounts, if any.

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.  Related Party Transactions

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

Asset Purchase and Related Agreements

On December 20, 2023, the Company entered into the Asset Purchase Agreement with Johnson & Johnson Innovative Medicine pursuant to which the Company sold and assigned to Johnson & Johnson Innovative Medicine, and Johnson & Johnson Innovative Medicine purchased and assumed, the UCLB RPGR License Agreement relating to the research, development, manufacture and exploitation of the RPGR Product, and other related assets as described in the Asset Purchase Agreement. Simultaneously, the Company and Johnson & Johnson Innovative Medicine also entered into a Supply Agreement pursuant to which the Company agreed to manufacture and supply the RPGR Product for Johnson & Johnson Innovative Medicine. Under the Supply Agreement, MeiraGTx UK II, together with its affiliates, will manufacture commercial supply of the RPGR Product for Johnson & Johnson Innovative Medicine for an initial term of four years, with Johnson & Johnson Innovative Medicine having an

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

option to extend the Supply Agreement for a fifth year upon written notification. Johnson & Johnson Innovative Medicine may terminate the Supply Agreement for convenience upon 90 days’ written notice with payment of a termination fee. Under the Asset Purchase Agreement, Johnson & Johnson Innovative Medicine paid the Company a non-refundable upfront fee of $65.0 million in December 2023 and the Company is eligible to receive fees from commercial supply of the RPGR Product and in addition, milestones of up to $350.0 million, as follows: (i) a milestone payment of $50.0 million in connection with the achievement of the initiation of the extension study for the Phase 3 LUMEOS clinical trial for the RPGR Product; (ii) $10.0 million upon completion of certain specified development services for the drug substance for the RPGR Product; (iii) $5.0 million upon completion of certain specified development services for the drug product for the RPGR Product; (iv) $175.0 million upon the first commercial sale of an RPGR Product in the United States; (v) $75.0 million upon the first commercial sale of an RPGR Product in at least one of the United Kingdom, France, Germany, Spain and Italy; (vi) $25.0 million upon completion of the transfer of certain manufacturing technology for drug substance and drug product from the Company to Johnson & Johnson Innovative Medicine; and (vii) $10.0 million upon regulatory approval of a Johnson & Johnson Innovative Medicine-selected manufacturing facility in each of the United States and European Union for commercial manufacture of the RPGR Product. As of December 31, 2024, we have received $60.0 million in milestone payments from Johnson & Johnson Innovative Medicine. Johnson & Johnson Innovative Medicine is also responsible for any royalty or milestone amounts that become payable on the RPGR Product under the UCLB RPGR License Agreement.

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

Under ASC 606 the Company accounts for (i) the licenses it conveyed with respect to the Clinical IRD Product Candidates and (ii) its obligations to perform services as a single performance obligation under the Collaboration Agreement with Johnson & Johnson Innovative Medicine on a product candidate basis. Johnson & Johnson

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Innovative Medicine’s right to purchase exclusive options to obtain certain development, manufacturing and commercialization rights were accounted for separately as they did not represent material rights, based on the criteria of ASC 606. Upon the exercise of any purchased option by Johnson & Johnson Innovative Medicine, the contract promises associated with an Option Target have used a separate cost-to-cost model for purposes of revenue recognition under ASC 606.

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

Asset Purchase and Related Agreements

The agreements entered into in December 2023 were executed at the same time and were negotiated with a single commercial objective; therefore, the contracts were combined and accounted for as a single contract. These agreements were accounted for as a termination of the existing Collaboration Agreement and the creation of a new contract where the transaction price includes the remaining deferred revenue – related party from the terminated agreement of $30.6 million, the fixed upfront payment of $65.0 million under the Asset Purchase Agreement, and an aggregate of $1.8 million estimated variable consideration for transition services, offset by a credit of $5.1 million for pre-funded inventory, totaling $92.3 million. The transaction price was allocated to four performance obligations on a relative SSP basis, subject to certain exceptions for discounts and variable consideration. As the SSPs are not directly observable for any of the distinct goods and services, the SSPs were estimated based on a valuation. The total transaction price of $92.3 million was allocated to the performance obligations with respect to SSPs as follows: process performance qualification (“PPQ”) services in the amount of $2.9 million, net of future billings, material rights representing the commercial supply of RPGR Product and an in-substance contract renewal option in the amount of $6.9 million, manufacturing technology transfer in the amount of $28.7 million, and the sale of nonfinancial assets representing the sale and transfer of all the Company’s right, title, and interest in the intellectual property related to the RPGR Product and the assignment of the UCLB RPGR License Agreement to Johnson & Johnson Innovative Medicine in the amount of $53.8 million.

During the year ended December 31, 2024, the Company received a $50.0 million milestone payment in connection with the achievement of the initiation of the extension study for the Phase 3 LUMEOS clinical trial for the RPGR Product. The milestone payment was allocated to the four performance obligations on the same basis noted above increasing the value of each performance obligation as follows: PPQ services in the amount of $1.6 million, material rights representing the commercial supply of RPGR Product and an in-substance contract renewal option in the amount of $3.8 million, manufacturing technology transfer in the amount of $15.6 million, and the sale of nonfinancial assets representing the sale and transfer of all the Company’s right, title, and interest in the intellectual property related to the RPGR Product and the assignment of the UCLB RPGR License Agreement to Johnson & Johnson Innovative Medicine in the amount of $29.0 million. Additionally, the Company received a $10.0 million milestone payment in connection with the completion of certain specified development services for the drug substance for the RPGR Product which was allocated to the PPQ services performance obligation. The Company also entered into additional agreements to provide additional services under the Asset Purchase Agreement and related agreements amounting to an aggregate of $5.7 million which was included in the transaction price and allocated to each of the respective performance obligations. Furthermore, the Company recorded certain changes in estimates related to the valuation of its performance obligations.

The transaction price allocated to PPQ services will be recognized over time using an inputs method measure of progress. The transaction price allocated to the material right for the commercial supply of RPGR Product will be

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

During the years ended December 31, 2024 and 2023, the Company recognized a gain of $28.4 and $54.2 million, respectively, related to the sale of nonfinancial assets which is included in other income in the consolidated statement of operations and comprehensive loss.

As of December 31, 2024, the aggregate transaction price allocated to unsatisfied performance obligations was $62.4 million which the Company expects to recognize over an estimated period of approximately 3.0 years.

A summary of the deferred revenue recognition is as follows (in thousands):

Deferred revenue at December 31, 2023	$36,943
Milestone payment allocated to performance obligations	33,066
Other amounts collected or invoiced	7,809
Deferred revenue recognized as service revenue during the year ended December 31, 2024	(14,035)
Effects of exchange rate changes	(1,380)
Deferred revenue at December 31, 2024	$62,403

During the year ended December 31, 2024, the Company recognized $14.0 million of deferred revenue – related party as service revenue in connection with PPQ services under the Asset Purchase Agreement and related agreements. During the year ended December 31, 2023, the Company recognized $14.0 million of deferred revenue – related party in connection with the Collaboration Agreement as license revenue.

During the year ended December 31, 2024, $33.3 million of service revenue, inclusive of the $14.0 million of deferred revenue – related party recognized as service revenue, was recognized based on cumulative progress of PPQ services under the Asset Purchase Agreement and related agreements. During the year ended December 31, 2023, the Company recognized $70.4 million related to the reimbursement of research and development expenses under the Collaboration Agreement, which were recorded as an offset to research and development expenses.

Debt Financing

On August 2, 2022 the Company, as borrower, and Meira UK II and Meira Ireland, as guarantors (the “Subsidiary Guarantors”), entered into a senior secured financing arrangement (the “Financing Agreement”) by and among the Company, the Subsidiary Guarantors, the lenders and other parties from time to time party thereto and Perceptive Credit Holdings III, LP, as administrative agent and lender (“Perceptive”). On December 19, 2022, the Financing Agreement was converted to a notes purchase agreement and guaranty (the “Notes Purchase Agreement”) between the same parties and under substantially the same terms and conditions as the Financing Agreement, subject to certain customary note constitution terms. Perceptive Advisors, LLC, an affiliate of Perceptive, is a 16.0% holder of the ordinary shares of the Company. Additionally, Ellen Hukkelhoven, Ph.D., a director of the Company, is an employee of Perceptive Advisors, LLC. Refer to the discussion in Note 13 for further information related to the accounting for the debt financing.

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Total rent expense recorded under these leases was $5.6 million and $5.5 million for the years ended December 31, 2024 and 2023, respectively.

Eight clinical trial site leases were assigned to Johnson & Johnson Innovative Medicine during the year ended December 31, 2024 in connection with the Asset Purchase Agreement and related agreements. There were no leases recognized during the years ended December 31, 2024 and 2023.

The components of lease cost for the years ended December 31, 2024 and 2023 are as follows (in thousands):

	Years Ended December 31,
	2024	2023
Finance lease cost
Amortization of right-of-use assets	$981	$1,124
Total finance lease cost	981	1,124
Operating lease cost	5,630	5,473
Short-term lease cost	256	159
Total lease cost	$6,867	$6,756

Amounts reported in the consolidated balance sheets for leases where the Company is the lessee as of December 31, 2024 and 2023 were as follows (in thousands):

	December 31,		December 31,
	2024		2023
Operating leases
Right-of-use assets	$10,576		$15,910
Capitalized lease obligations	$11,576		$17,145
Finance leases
Right-of-use assets	$22,198		$24,432
Weighted-average remaining lease term
Operating leases	3.6	years	4.3	years
Finance leases	173.9	years	174.8	years
Weighted-average discount rate
Operating leases	8.8%		8.8%
Finance leases	8.0%		8.0%

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other information related to leases as of the years ended December 31, 2024 and 2023 are as follows (in thousands):

	Years Ended December 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$5,408	$5,662

Future minimum lease payments under non-cancellable leases as of December 31, 2024 are as follows (in thousands):

Operating Leases
2025	$4,936
2026	5,078
2027	1,428
2028	1,238
2029	541
Total undiscounted lease payments	$13,221
Less: Imputed interest	(1,645)
Total lease liabilities	$11,576

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

The Notes Purchase Agreement provides for an initial $75.0 million notes issuance (the “Tranche 1 Notes”). Pursuant to the First Consent and Amendment, the Company was able to request in its sole discretion, and Perceptive agreed to subscribe to purchase upon such request, an additional $25.0 million notes issuance (the “Tranche 2 Notes”) at any time before August 2, 2024 subject to the terms of the Notes Purchase Agreement. Previously, the Company’s request for issuance of the Tranche 2 Notes was to be determined at Perceptive’s sole discretion. The Notes Purchase Agreement matures on August 2, 2026 and is interest-only during the term. The Company has the option to redeem outstanding principal notes at any time along with an applicable early redemption fee. Under each of the First Consent and Amendment and the Second Consent and Amendment, the Notes Purchase Agreement was amended to increase the applicable early redemption fee. Outstanding amounts under the Notes Purchase Agreement bear interest at a fluctuating rate per annum equal to 10.00% plus the secured overnight financing rate administered by the Federal Reserve Bank of New York for a one-month tenor, subject to a 1.00% floor. The annual interest rate was 14.85% at December 31, 2024. As of December 31, 2024, the outstanding balance of the Tranche 1 Notes was $75.0 million plus interest payable of $2.9 million. During the years ended December 31, 2024 and 2023, the Company recorded interest expense of $11.6 million and $11.3 million, respectively.

The Company’s obligations under the Notes Purchase Agreement are secured by the Company’s London, UK and Shannon, Ireland manufacturing facilities, $3.0 million of the Company’s cash and the bank accounts of the Subsidiary Guarantors, and the issued and outstanding equity interests of the Subsidiary Guarantors.

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Notes Purchase Agreement imposes certain covenants and restrictions on the Company and the Subsidiary Guarantors, including restrictions pertaining to: (i) the incurrence of additional indebtedness, (ii) limitations on liens, (iii) limitations on certain investments, (iv) making distributions, dividends and other payments, (v) mergers, consolidations and acquisitions, (vi) dispositions of assets, (vii) the Company’s maintenance of at least $3.0 million in a U.S. bank account, (viii) transactions with affiliates, (ix) changes to governing documents, (x) changes to certain agreements and leases and (xi) changes in control; however, certain of these restrictions contain exceptions which allow the Company to license, sell and monetize assets in its AAV-hAQP1 program in development to treat radiation-induced xerostomia, its AAV-GAD program in development to treat Parkinson’s disease and its gene regulation platform technologies. As of December 31, 2024, the Company is in compliance with all covenants.

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

The Company also capitalized certain lender and legal costs associated with the Notes Purchase Agreement totaling $2.1 million, which were recorded as a discount to the loan. The aggregate discount of $4.4 million is being amortized to interest expense over the term of the Notes Purchase Agreement. The Company amortized $1.1 million of the discount to interest expense during each of the years ended December 31, 2024 and 2023. At December 31, 2024, the remaining unamortized discount was $1.8 million.

14.  Commitments and Contingencies

There were no new material commitments or contingencies entered into during the year ended December 31, 2024.

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

During each of the years ended December 31, 2024 and 2023, employer contributions to all plans were $2.5 million.

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. Subsequent Event

Hologen Transactions

On March 9, 2025 (the “Signing Date”), the Company and its affiliates entered into a strategic collaboration with Hologen Limited, a non-cellular company limited by shares incorporated in Guernsey (“Hologen”), and its affiliates. Hologen is a leading developer of multi-modal generative AI foundation models of real-world clinical data for clinical medicine and pharmaceutical drug development. Hologen emerged as a spin-out from University College London and Kings College London. As part of the strategic collaboration, the Company and Hologen have entered into the Framework Agreements (as defined below), pursuant to which the Company and its affiliates will receive from Hologen an upfront cash payment of $200 million (the “Upfront Payment”) on the Closing Date (as defined below), and Hologen will provide additional funding of up to an additional $230 million as further described below. As part of the strategic collaboration, the Company also received 250,000 Class A shares of Hologen at a nominal price. Furthermore, the Company has the option to receive up to an additional 500,000 Class A shares of Hologen at a nominal price if certain funding obligations as described herein are not met by Hologen. Each of Dr. Forbes and Mr. Giroux received a nominal equity interest in Hologen and are, respectively, members of Hologen’s Scientific Advisory Board and Advisory Board.

The closing of the transactions contemplated by the Framework Agreements (the “Closing Date”) is expected to occur in the second calendar quarter of 2025, subject to customary closing and funding conditions, including the receipt of the clearances and approvals applicable to the proposed transactions under the foreign direct investment laws of the United Kingdom and the satisfaction or waiver of certain other closing conditions.

Neuro Framework Agreement

On the Signing Date, the Company, MeiraGTx Neuro UK Limited, a private company limited by shares incorporated in England and a wholly-owned subsidiary of the Company (“MeiraGTx Neuro UK”), Hologen Neuro AI Limited, a non-cellular company limited by shares incorporated in Guernsey and an affiliate of Hologen (“Hologen Neuro”), and Hologen, entered into that certain Framework Agreement (the “Neuro Framework Agreement”), pursuant to which, on the Closing Date, the Company, MeiraGTx Neuro UK, MeiraGTx Neuro I, LLC, a Delaware limited liability company and a wholly-owned subsidiary of the Company (“MeiraGTx Neuro US”), Hologen, Hologen Neuro and Hologen Neuro AI UK Limited, a private company limited by shares incorporated in England and an affiliate of Hologen (“Hologen Neuro UK”), shall enter into a Collaboration and License Agreement (the “Collaboration Agreement”) for the research, development, manufacture and commercialization of the Company’s (i) AAV-GAD investigational gene therapy for the treatment of Parkinson’s disease, AAV-BDNF investigational gene therapy for the treatment of genetic obesity disorders and other potential locally delivered genetic medicines to the central nervous system (the “Clinical Programs”) and (ii) proprietary device designed to effect the local delivery of a gene therapy product into the central nervous system or any topographic or subcutaneous tissue modification on the face and scalp, of humans or animals (the “Delivery Device”), in each case, in accordance with the terms and conditions of the Collaboration Agreement.

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On the Closing Date, under the Collaboration Agreement, MeiraGTx Neuro US will receive the applicable portion of the Upfront Payment in consideration for granting to Hologen Neuro and Hologen Neuro UK, as of the Closing Date and subject to the license granted by Hologen Neuro and Hologen Neuro UK back to MeiraGTx Neuro UK, exclusive, worldwide, royalty-free, fully paid-up licenses to certain of the Company’s intellectual property rights for the research, development, manufacture and commercialization of the Clinical Programs and the Delivery Device. On the Closing Date, (a) MeiraGTx Neuro UK will receive Class A shares of Hologen Neuro representing a 30% ownership of the issued share capital of Hologen Neuro, in consideration for the provision of services to Hologen Neuro and Hologen Neuro UK as specified in the Collaboration Agreement, including services relating to the development of the Clinical Programs and the Delivery Device and certain other transition services, and (b) Hologen Guernsey will receive Class B shares of Hologen Neuro representing a 70% ownership of the issued share capital of Hologen Neuro, in consideration for paying the applicable portion of the Upfront Payment to MeiraGTx Neuro US, as well as a commitment to provide additional capital of up to $230 million to fund the development of the Clinical Programs and the Delivery Device. Additionally, Hologen will license to Hologen Neuro its proprietary multi-modal generative foundation models (LMMs), or large medicine models, pursuant to a license agreement mutually agreeable to the parties.

As of the Closing Date, Hologen Neuro shall be governed by a board of directors comprised of three representatives designated by Hologen and two representatives designated by MeiraGTx Neuro UK, and certain material business decisions (as further enumerated in the Neuro Framework Agreement) will require the approval of at least 70% of the directors then in office.

Following the Closing Date and in accordance with the terms of the Collaboration Agreement, the parties shall negotiate in good faith and enter into clinical and commercial supply agreements, pursuant to which MeiraGTx Neuro UK (directly, or through affiliates or subcontractors) shall manufacture and supply AAV-GAD, AAV-BDNF and other potential locally delivered genetic medicines to the central nervous system.

Manufacturing Framework Agreement

On the Signing Date, MeiraGTx Manufacturing Limited, a private company limited by shares incorporated in England and a wholly-owned subsidiary of the Company (“MeiraGTx Manufacturing”), MeiraGTx Limited, a private company limited by shares incorporated in England and a wholly-owned subsidiary of the Company (“MeiraGTx Limited”), and Hologen, entered into that certain Framework Agreement (the “Manufacturing Framework Agreement” and, together with the Neuro Framework Agreement, the “Framework Agreements”), pursuant to which, on the Closing Date and in exchange for the applicable portion of the Upfront Payment, Hologen will acquire a minority interest in MeiraGTx Manufacturing, an entity that will comprise the Company’s flexible and scalable end-to-end genetic medicines manufacturing business, which is solely run by MeiraGTx Manufacturing and MeiraGTx Limited prior to the Closing Date. Hologen will also contribute a portion of the annual funding to MeiraGTx Manufacturing.

As of the Closing Date, MeiraGTx Manufacturing shall be governed by a board of directors comprised of three representatives designated by MeiraGTx Limited and two representatives designated by Hologen, and certain material business decisions (as further enumerated in the Manufacturing Framework Agreement) will require the approval of at least 70% of the directors then in office.

For a period of twelve months following the Closing Date, Hologen has an exclusive, irrevocable option to purchase additional shares in MeiraGTx Manufacturing at a specified price, such that following exercise of such option, Hologen shall own 40% of the issued share capital of MeiraGTx Manufacturing in the aggregate. In the event that Hologen does not exercise its option, MeiraGTx has an exclusive, irrevocable option to purchase all of the shares of MeiraGTx Manufacturing held by Hologen for the same price that Hologen paid for such shares. Such option shall be exercisable anytime beginning on the third anniversary of the Closing Date and ending three years thereafter.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on its assessment and those criteria, management has concluded that we maintained effective internal control over financial reporting as of December 31, 2024.

Exemption from Attestation Report of the Registered Public Accounting Firm on Internal Control Over Financial Reporting

This Form 10-K does not include an attestation report on our internal control over financial reporting from our independent registered public accounting firm since we qualify as a “smaller reporting company” as defined under SEC rules.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.OTHER INFORMATION

During the three months ended December 31, 2024, none of our directors or “officers” (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” and/or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

On March 13, 2025, our Board of Directors approved a waiver under the Company’s Code of Business Conduct and Ethics for Alexandria Forbes, Ph.D., President and Chief Executive Officer, approving Dr. Forbes’ participation on the Scientific Advisory Board of Hologen Limited and subscription of 100,000 shares of Hologen Limited for a nominal amount.

On March 13, 2025, our Board of Directors approved a waiver under the Company’s Code of Business Conduct and Ethics for Richard Giroux, Chief Financial Officer and Chief Operating Officer, approving Mr. Giroux’s participation on the Advisory Board of Hologen Limited and subscription of 50,000 shares of Hologen Limited for a nominal amount.

ITEM 9C.DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference to our definitive proxy statement for our 2025 annual shareholder meeting to be filed with the SEC within 120 days of the fiscal year ended December 31, 2024.

ITEM 11.EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to our definitive proxy statement for our 2025 annual shareholder meeting to be filed with the SEC within 120 days of the fiscal year ended December 31, 2024.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans (as of December 31, 2024)

The following table provides information as of December 31, 2024 regarding our ordinary shares that may be issued under the MeiraGTx Holdings plc 2016 Equity Incentive Plan, as amended (the “2016 Plan”), the MeiraGTx Holdings plc 2018 Incentive Award Plan (the “2018 Plan”) and the MeiraGTx Holdings plc 2018 Employee Stock Purchase Plan (the “2018 ESPP”).

		Weighted-Average	Number of Securities
	Number of Securities	Exercise Price of	Available for Future
	to be Issued Upon	Outstanding	Issuance Under Equity
	Exercise of	Options,	Compensation Plans
	Outstanding Options,	Warrants, and	(excludes securities
	Warrants, and Rights	Rights	reflected in column(a))
Plan category:	(a)	(b)	(c)
Equity compensation plans approved by shareholders
2016 Plan (1)	1,146,847	$5.26	—
2018 Plan (2) (3)	11,610,490	$13.76	300,888
2018 ESPP (4)	—	—	3,159,113
Equity compensation plans not approved by shareholders	—	—	—
Total	12,757,337	$12.57	3,460,001
(1)	In connection with our IPO, we assumed the 2016 Plan. As the 2016 Plan was previously approved by our shareholders and, as we will not make future grants or awards under these plans, it is listed as “approved by shareholders.” As such, the securities remaining available under the 2016 Plan have been excluded from the table above.
(2)	Pursuant to the terms of the 2018 Plan, the number of ordinary shares available for issuance under the 2018 Plan automatically increases on each January 1, until and including January 1, 2028, by an amount equal to the lesser of: (a) 4% of the aggregate number of ordinary shares outstanding on the final day of the immediately preceding calendar year and (b) such smaller number of ordinary shares as is determined by our board of directors.
(3)	The weighted average exercise price of outstanding awards does not take into account the shares issuable upon vesting of outstanding restricted share units which have no exercise price. At December 31, 2024 there were a total of 4,252,250 shares subject to restricted share units included in the Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights. Deferred share units received by certain non-employee directors are fully vested and non-forfeitable and were not taken into account in the foregoing calculation.
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

Other

The remaining information required by this Item is incorporated by reference to our definitive proxy statement for our 2025 annual shareholder meeting to be filed with the SEC within 120 days of the fiscal year ended December 31, 2024.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference to our definitive proxy statement for our 2025 annual shareholder meeting to be filed with the SEC within 120 days of the fiscal year ended December 31, 2024.

ITEM 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference to our definitive proxy statement for our 2025 annual shareholder meeting to be filed with the SEC within 120 days of the fiscal year ended December 31, 2024.

PART IV

ITEM 15.EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
3.1	Amended and Restated Memorandum and Articles of Association of the Registrant.	10-Q	001-38520	3.1	8/7/19
4.1	Specimen Share Certificate evidencing the ordinary shares of the Registrant.	S-1	333-224914	4.1	5/29/18
4.2	Shareholder Agreement.	10-K	001-38520	4.2	3/11/20
4.3	Description of Securities.	10-K	001-38520	4.3	3/11/20
4.4	Form of Warrant Agreement, dated August 2, 2022, issued by MeiraGTx Holdings plc to certain warrant holders.	10-Q	001-38520	4.1	11/10/22
10.1#	2016 Equity Incentive Plan, as amended, and form of option agreements thereunder.	S-1/A	333-224914	10.1	5/29/18
10.2#	2018 Incentive Award Plan and forms of award agreements thereunder.	S-1/A	333-224914	10.2	5/29/18
10.3#	Non-Employee Director Compensation Program.	10-Q	001-38520	10.1	08/12/24
10.4#	Form of Indemnification Agreement for Directors and Officers.	S-1/A	333-224914	10.4	5/29/18
10.5	License and Sub-Lease Agreement, dated May 31, 2019, between MeiraGTx LLC and Imclone Systems, LLC.	10-Q	001-38520	10.2	8/7/19
10.6	Lease Agreement, effective February 2, 2016, among MeiraGTx Limited, Moorfields Eye Hospital NHS, Foundation Trust and Kadmon Corporation LLC.	S-1	333-224914	10.6	5/14/18
10.7#	Employment Agreement, dated February 15, 2016, between MeiraGTx Limited and Alexandria Forbes, Ph.D., as amended.	S-1/A	333-224914	10.7	5/29/18
10.8#	Employment Agreement, dated February 15, 2016 between MeiraGTx Limited and Richard Giroux, as amended.	S-1/A	333-224914	10.8	5/29/18
10.9#	Employment Agreement, dated April 27, 2015, between MeiraGTx Limited and Stuart Naylor, Ph.D., as amended.	S-1/A	333-224914	10.9	5/29/18
10.10†	Agreement and Plan of Merger, dated December 31, 2015, among MeiraGTx Acquisition Corporation, BRI-Alzan, Inc., F-Prime Inc., Gregory Petsko, Dagmar Ringe, Brandeis University and MeiraGTx Limited.	S-1/A	333-224914	10.14	5/29/18
10.11#	2018 Employee Share Purchase Plan.	S-1/A	333-224914	10.15	5/29/18

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
10.12#	UK Sub-Plan Under the 2018 Incentive Award Plan.	10-K	001-38520	10.12	3/26/19
10.13#	Form of Option Grant Notice and Option Agreement Under the UK Sub-Plan to the 2018 Incentive Award Plan.	10-K	001-38520	10.13	3/26/19
10.14#	Form of Change in Control Agreement.	10-K	001-38520	10.14	3/11/21
10.15	Lease agreement by and between Moorfields Eye Hospital NHS Foundation Trust and MeiraGTx UK II Limited, dated July 30, 2018.	10-Q	001-38520	10.4	8/8/18
10.16	Lease agreement by and between Moorfields Eye Hospital NHS Foundation Trust and MeiraGTx UK II Limited, dated July 30, 2018.	10-Q	001-38520	10.5	8/8/18
10.17	Transfer of Title, dated December 14, 2018, and Lease, dated October 12, 2001, relating to the Pharmacy Manufacturing Unit, Britannia Walk, London, England.	8-K	001-38520	10.1	12/14/18
10.18	Overage Deed, dated December 14, 2018, between Moorfields Eye Hospital NHS Foundation Trust and MeiraGTx UK II Limited relating to the Pharmacy Manufacturing Unit, Britannia Walk, London, England.	8-K	001-38520	10.2	12/14/18
10.19†	Consulting Agreement, dated October 5, 2018, between MeiraGTx Holdings plc, Vector Consulting LLC, Michael G. Kaplitt, Matthew During, and Stephen B. Kaplitt.	10-K	001-38520	10.19	3/26/19
10.20†	License Agreement (RPE65), dated January 29, 2019, as amended and restated by and among UCL Business Plc, MeiraGTx UK II Limited and MeiraGTx Limited.	10-K	001-38520	10.20	3/26/19
10.21†	License Agreement (CNGB3), dated January 29, 2019, as amended and restated by and among UCL Business Plc, MeiraGTx Holdings plc, MeiraGTx UK II Limited and MeiraGTx Limited.	10-K	001-38520	10.21	3/26/19
10.22†	License Agreement (CNGA3), dated January 29, 2019, as amended and restated by and among UCL Business Plc, MeiraGTx UK II Limited and MeiraGTx Limited.	10-K	001-38520	10.22	3/26/19
10.23†	Amendment No. 4 to Exclusive License Agreement, dated January 29, 2019, between UCLB and MeiraGTx Limited.	10-K	001-38520	10.24	3/26/19
10.24††	Collaboration, Option and License Agreement, dated January 30, 2019, by and among Janssen Pharmaceuticals, Inc., MeiraGTx UK II Limited and MeiraGTx Holdings plc.					*
10.25††	First Amendment to Collaboration, Option and License Agreement, dated December 16, 2021.	10-K	001-3852	10.26	3/10/22

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
10.26	Registration Rights Agreement, dated February 26, 2019, by and among MeiraGTx Holdings plc and the investors named therein.	8-K	001-38520	10.2	2/26/19
10.27	Agreement for Lease with Landlord’s Refurbishment Works, dated May 29, 2019, between MeiraGTx UK II Limited and Provost 1 Limited and Provost 2 Limited, including agreed form of Lease between MeiraGTx UK II Limited and Provost 1 Limited and Provost 2 Limited.	10-Q	001-38520	10.3	8/7/19
10.28#	Form of Restricted Share Unit Grant Notice and Restricted Share Unit Agreement Under the 2018 Incentive Award Plan.	10-K	001-38520	10.30	3/11/20
10.29#	Form of Restricted Share Unit Grant Notice and Restricted Share Unit Agreement Under the UK Sub-Plan to the 2018 Incentive Award Plan.	10-K	001-38520	10.31	3/11/20
10.30	Particulars and Conditions of Sale of Building 2, Block K, Shannon Free Zone, Shannon, County Clare, Ireland, dated as of August 4, 2020, by and between Shannon Commercial Enterprises DAC trading as Shannon Commercial Properties and MeiraGTx Ireland DAC, including agreed form of Lease between Shannon Commercial Enterprises DAC and MeiraGTx Ireland DAC.	10-Q	001-38520	10.1	11/5/20
10.31	Particulars and Conditions of Sale of Building 3, Block K, Shannon Free Zone, Shannon, County Clare, Ireland, dated as of August 4, 2020, by and between Shannon Commercial Enterprises DAC trading as Shannon Commercial Properties and MeiraGTx Ireland DAC, including agreed form of Lease between Shannon Commercial Enterprises DAC and MeiraGTx Ireland DAC.	10-Q	001-38520	10.2	11/5/20
10.32#	Deferred Compensation Plan for Non-Employee Directors.	10-K	001-38520	10.35	3/10/22
10.33#	Form of Restricted Share Unit Grant Notice and Restricted Share Unit Agreement for Non-Employee Directors Under the 2018 Incentive Award Plan.	10-K	001-38520	10.36	3/10/22
10.34††	Credit Agreement and Guaranty, dated August 2, 2022, by and among MeiraGTx Holdings plc, as borrower, MeiraGTx UK II Limited and MeiraGTx Ireland DAC, as guarantors, the lenders and other parties from time to time party thereto and Perceptive Credit Holdings III, LP, as administrative agent and lender.	10-Q	001-38520	10.1	11/10/22

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
10.35	Amendment No. 1 to Credit Agreement and Guaranty, dated December 19, 2022, by and among MeiraGTx Holdings plc, as borrower, certain subsidiary guarantors and lenders party thereto, and Perceptive Credit Holdings III, LP, as administrative agent.	10-K	001-38520	10.36	3/14/23
10.36††	Amended and Restated Notes Purchase Agreement and Guaranty, dated December 19, 2022, by and among MeiraGTx Holdings plc, as issuer, the subsidiary guarantors and noteholders from time to time party thereto, and Perceptive Credit Holdings III, LP, as administrative agent.	10-K	001-38520	10.37	3/14/23
10.37	Tranche 1 Note, dated December 19, 2022, by and among MeiraGTx Holdings plc, as issuer, the subsidiaries guarantors and noteholders from time to time party thereto, and Perceptive Credit Holdings III, LP, as administrative agent.	10-K	001-38520	10.38	3/14/23
10.38	Consent and Amendment to Amended and Restated Notes Purchase Agreement and Guaranty, dated August 10, 2023, by and among MeiraGTx Holdings plc, as issuer, the subsidiary guarantors and noteholders from time to time party thereto, and Perceptive Credit Holdings III, LP, as administrative agent and noteholder.	8-K	001-38520	10.1	8/10/23
10.39	Consent and Amendment to Amended and Restated Notes Purchase Agreement and Guaranty, dated December 20, 2023, by and among MeiraGTx Holdings plc, as issuer, the subsidiary guarantors and noteholders from time to time party thereto, and Perceptive Credit Holdings III, LP, as administrative agent and noteholder.	10-K	001-38520	10.39	3/15/24
10.40	Securities Purchase Agreement, dated November 9, 2022, by and among MeiraGTx Holdings plc and Johnson & Johnson Innovation – JJDC, Inc.	10-K	001-38520	10.39	3/14/23
10.41	Registration Rights Agreement, dated November 15, 2022, by and among MeiraGTx Holdings plc and Johnson & Johnson Innovation – JJDC, Inc.	10-K	001-38520	10.40	3/14/23
10.42	First Amendment to Registration Rights Agreement, dated May 12, 2023, by and among MeiraGTx Holdings plc and Johnson & Johnson Innovation – JJDC, Inc.	10-Q	001-38520	10.3	8/10/23
10.43	Securities Purchase Agreement, dated May 3, 2023, by and among MeiraGTx Holdings plc and the Investors named therein.	S-3	333-273672	10.1	8/3/23
10.44	Registration Rights Agreement, dated May 5, 2023, by and among MeiraGTx Holdings plc and the Investors named therein.	S-3	333-273672	10.2	8/3/23

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
10.45	Investment Agreement, dated October 30, 2023, by and among MeiraGTx Holdings plc, Sanofi Foreign Participations B.V. and Sanofi.	8-K	001-38520	10.1	10/30/23
10.46	Registration Rights Agreement, dated October 30, 2023, by and between MeiraGTx Holdings plc and Sanofi Foreign Participations B.V.	8-K	001-38520	10.2	10/30/23
10.47††	Asset Purchase Agreement, dated December 20, 2023, by and among Janssen Pharmaceuticals, Inc., MeiraGTx UK II Limited and MeiraGTx Holdings plc.	10-K	001-38520	10.47	3/15/24
10.48††	Termination Agreement, dated December 20, 2023, by and among Janssen Pharmaceuticals, Inc., MeiraGTx UK II Limited and MeiraGTx Holdings plc.	10-K	001-38520	10.48	3/15/24
10.49††	Framework Agreement, dated March 9, 2025, by and among Hologen Limited, Hologen Neuro AI Limited, MeiraGTx Neuro UK Limited and MeiraGTx Holdings plc.					*
10.50††	Form of Collaboration and License Agreement by and among Hologen Neuro AI Ltd, Hologen Neuro AI UK Limited, Hologen Limited, MeiraGTx Holdings plc, MeiraGTx UK Neuro Limited and MeiraGTx Neuro I, LLC.					*
10.51††	Framework Agreement, dated March 9, 2025, by and among MeiraGTx Manufacturing Limited, MeiraGTx Limited and Hologen Limited.					*
19.1	MeiraGTx Holdings plc Insider Trading Compliance Policy.					*
21	List of Subsidiaries.					*
23.1	Consent of Ernst & Young LLP.					*
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.					*
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.					*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**
97.1	Policy for Recovery of Erroneously Awarded Compensation.	10-K	001-38520	97.1	3/15/24
101.INS	Inline XBRL Instance Document.					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					*
101.DEF	Inline XBRL Taxonomy Definition Linkbase Document.					*
101.LAB	Inline XBRL Taxonomy Label Linkbase Document.					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).					*

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

MeiraGTx Holdings plc (Registrant)

Date: March 13, 2025	By:	/s/ Alexandria Forbes
Alexandria Forbes
President and Chief Executive Officer and Director (Principal Executive Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Alexandria Forbes, Ph.D.	President and Chief Executive Officer and Director (Principal Executive Officer)	March 13, 2025
Alexandria Forbes, Ph.D.

/s/ Richard Giroux	Chief Financial Officer (Principal Financial and Accounting Officer)	March 13, 2025
Richard Giroux

/s/ Keith R. Harris, Ph.D.	Chairman of the Board and Director	March 13, 2025
Keith R. Harris, Ph.D.

/s/ Ellen Hukkelhoven, Ph.D.	Director	March 13, 2025
Ellen Hukkelhoven, Ph.D.

/s/ Lord Mendoza	Director	March 13, 2025
Lord Mendoza

/s/ Nicole Seligman	Director	March 13, 2025
Nicole Seligman

/s/ Thomas E. Shenk, Ph.D.	Director	March 13, 2025
Thomas E. Shenk, Ph.D.

/s/ Debra Yu, M.D.	Director	March 13, 2025
Debra Yu, M.D.

