Form 10-Q
period 2025-03-31
MeiraGTx Holdings plc
filed 2025-05-13
CIK 1735438

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of April 28, 2025, the registrant had 80,365,359 ordinary shares, $0.00003881 par value per share, outstanding.

Forward-Looking Statements

This Quarterly Report on Form 10-Q (the “Form 10-Q”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements contained in this Form 10-Q that do not relate to matters of historical fact should be considered forward-looking statements, including, without limitation, statements regarding expectations regarding meetings with global regulatory authorities and the FDA, product pipeline, anticipated product benefits, goals and strategic transactions or priorities, product candidate development and status and expectations relating to clinical trials, growth expectations or targets, pre-clinical and clinical data expectations and expectations related to financing arrangements and the intended use of proceeds thereunder, as well as statements that include the words “expect,” “will,” “intend,” “plan,” “believe,” “project,” “forecast,” “estimate,” “may,” “could,” “should,” “would,” “continue,” “anticipate” and similar statements of a future or forward-looking nature. These forward-looking statements are based on management’s current expectations. These statements are neither promises nor guarantees, but involve known and unknown risks, uncertainties and other important factors that may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including, but not limited to, the important factors discussed under “Item 1A. Risk Factors” in this Form 10-Q. These and other important factors could cause actual results to differ materially from those indicated by the forward-looking statements made in this Form 10-Q. Any such forward-looking statements represent management’s estimates as of the date of this Form 10-Q. While we may elect to update such forward-looking statements at some point in the future, unless required by law, we disclaim any obligation to do so, even if subsequent events cause our views to change. Thus, one should not assume that our silence over time means that actual events are bearing out as expressed or implied in such forward-looking statements. These forward-looking statements should not be relied upon as representing our views as of any date subsequent to the date of this Form 10-Q.

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

Preliminary Notes

Unless the context otherwise requires, references in this Form 10-Q to “Meira,” “MeiraGTx,” “we,” “us”, “our” or “the Company” refer to MeiraGTx Holdings plc and its subsidiaries.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except share and per share amounts)

	March 31,	December 31,
	2025	2024
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$66,523	$103,659
Accounts receivable - related party	734	707
Contract assets - related party	270	950
Inventory	607	385
Prepaid expenses	6,928	6,828
Tax incentive receivable	4,221	8,971
Other current assets	606	2,018
Total Current Assets	79,889	123,518
Property, plant and equipment, net	104,408	102,878
Intangible assets, net	773	821
Restricted cash	2,087	2,009
Other assets	1,032	1,002
Equity method and other investments	6,749	6,749
Right-of-use assets - operating leases, net	6,348	10,576
Right-of-use assets - finance leases, net	22,728	22,198
TOTAL ASSETS	$224,014	$269,751

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$20,290	$23,586
Accrued expenses	23,964	27,414
Lease obligations, current	3,297	4,053
Deferred revenue - related party, current	4,241	4,827
Other current liabilities	580	903
Total Current Liabilities	52,372	60,783
Deferred revenue - related party	59,618	57,576
Lease obligations	4,086	7,523
Asset retirement obligations	1,344	2,821
Note payable, net	73,495	73,221
TOTAL LIABILITIES	190,915	201,924
COMMITMENTS AND CONTINGENCIES (Note 11)
SHAREHOLDERS' EQUITY:
Ordinary Shares, $0.00003881 par value, 1,288,327,750 authorized, 79,418,438 and 78,397,380 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	3	3
Capital in excess of par value	780,165	773,565
Accumulated other comprehensive loss	(5,066)	(3,719)
Accumulated deficit	(742,003)	(702,022)
Total Shareholders' Equity	33,099	67,827
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$224,014	$269,751

See Notes to Condensed Consolidated Financial Statements

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

(in thousands, except share and per share amounts)

	For the Three-Month Periods Ended March 31,
	2025	2024

Service revenue - related party	$1,926	$697
Operating expenses:
Cost of service revenue - related party	1,378	—
General and administrative	9,364	13,147
Research and development	32,780	34,322
Total operating expenses	43,522	47,469
Loss from operations	(41,596)	(46,772)
Other non-operating income (expense):
Foreign currency gain (loss)	3,687	(535)
Interest income	971	1,097
Interest expense	(3,043)	(3,250)
Gain on sale of nonfinancial assets	—	29,018
Net loss	(39,981)	(20,442)
Other comprehensive loss:
Foreign currency translation loss	(1,347)	(1,691)
Comprehensive loss	$(41,328)	$(22,133)

Net loss	$(39,981)	$(20,442)
Basic and diluted net loss per ordinary share	$(0.51)	$(0.32)
Weighted-average number of ordinary shares outstanding	79,032,341	64,065,895

See Notes to Condensed Consolidated Financial Statements

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

FOR THE PERIOD ENDED MARCH 31, 2025

(unaudited)

(in thousands, except share amounts)

				Accumulated Other		Total
	Ordinary		Capital in Excess	Comprehensive	Accumulated	Shareholders'
	Shares	Amount	of Par Value	Loss	Deficit	Equity

Balance at December 31, 2024	78,397,380	$3	$773,565	$(3,719)	$(702,022)	$67,827
Share-based compensation activity	457,679	—	2,130	—	—	2,130
Issuance of ordinary shares in at-the-market offering	563,379	—	4,482	—	—	4,482
Issuance costs in connection with ordinary shares	—	—	(12)	—	—	(12)
Other comprehensive loss	—	—	—	(1,347)	—	(1,347)
Net loss for the three-month period ended March 31, 2025	—	—	—	—	(39,981)	(39,981)
Balance at March 31, 2025	79,418,438	3	780,165	(5,066)	(742,003)	33,099

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

See Notes to Condensed Consolidated Financial Statements

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	For the Three-Month Periods Ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(39,981)	$(20,442)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	4,887	6,960
Foreign currency (gain) loss	(3,687)	535
Depreciation and amortization	3,081	3,275
Net change in right-of-use assets and liabilities	71	(36)
Gain on termination of lease liabilities	(1,365)	—
Gain on disposal of equipment, furniture and fixtures	(122)	—
Amortization of interest on asset retirement obligations	63	48
Amortization of debt discount	274	273
Gain on sale of nonfinancial assets	—	(29,018)
(Increase) decrease in operating assets:
Accounts receivable - related party	(49)	(1,603)
Contract assets - related party	701	—
Inventory	(203)	—
Prepaid expenses	7	530
Tax incentive receivable	4,851	—
Other current assets	1,638	626
Other assets, net	—	632
Increase (decrease) in operating liabilities:
Accounts payable	(3,061)	5,198
Accrued expenses	(3,585)	(24,231)
Other current liabilities	(19)	37
Deferred revenue - related party	(329)	20,475
Net cash used in operating activities	(36,828)	(36,741)

Cash flows from investing activities:
Purchase of property, plant and equipment	(1,710)	(1,678)
Proceeds from sale of nonfinancial assets	—	29,018
Net cash (used in) provided by investing activities	(1,710)	27,340

Cash flows from financing activities:
Exercise of share options	4	—
Payments of withholdings on shares withheld for income taxes	(2,761)	(2,221)
Proceeds from the issuance of ordinary shares	4,482	1,586
Issuance costs in connection with ordinary shares	(12)	(635)
Net cash provided by (used in) financing activities	1,713	(1,270)

Net decrease in cash, cash equivalents and restricted cash	(36,825)	(10,671)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(233)	287
Cash, cash equivalents and restricted cash at beginning of the period	105,668	130,649
Cash, cash equivalents and restricted cash at end of the period	$68,610	$120,265

Supplemental disclosure of non-cash transactions:
Fixed asset acquisitions included in accounts payable and accrued expenses	$615	$1,558
Change in estimate of asset retirement obligations	$1,576	$—
Receivable from sale of fixed assets included in other current assets	$125	$—
Supplemental disclosure of cash flow information:
Cash paid for interest	$2,863	$2,953

See Notes to Condensed Consolidated Financial Statements

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.       Organization and Basis of Presentation

The Company

MeiraGTx Holdings plc and subsidiaries (the “Company” or “Meira Holdings”), an exempted company incorporated under the laws of the Cayman Islands, is a vertically integrated, clinical-stage genetic medicines company with a broad pipeline of late-stage clinical programs, including Parkinson's disease, radiation-induced xerostomia and AIPL1-associated retinal dystrophy. MeiraGTx clinical programs use targeted local delivery of small doses of genetic medicines to treat both inherited and more common conditions with severe unmet need. The successful development of the clinical pipeline is supported by the Company’s internal end-to-end manufacturing capabilities. The Company has two viral vector production facilities for good manufacturing practices (“GMP”), internal plasmid production for GMP, as well as an in-house Quality Control hub for stability and release, all fit for IND through commercial supply. In addition, the Company has developed a proprietary manufacturing platform with leading yield and quality aspects and commercial readiness. The Company’s core capabilities in viral vector and capsid optimization allow increased potency, decreased dose and significantly reduced cost of goods for its genetic medicines. The Company has developed a transformative gene regulation platform using bespoke synthetic riboswitch technology invented in-house that allows for the precise, dose-responsive expression of any transgene under the control of oral small molecules. The Company is focusing the riboswitch platform on in vivo delivery of biologic therapeutics such as the metabolic peptides GLP-1, GIP, glucagon, amylin, PYY and leptin via oral small molecules, as well as cell therapy for oncology and autoimmune diseases, and long-term intractable pain.  The Company has developed unique comprehensive technology capabilities to apply genetic medicine to more common diseases, increasing efficacy, addressing novel targets, and expanding access in some of the largest disease areas where the unmet need remains high.

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

Neuro Framework Agreement

On the Signing Date, the Company, MeiraGTx Neuro UK Limited, a private company limited by shares incorporated in England and a wholly-owned subsidiary of the Company (“MeiraGTx Neuro UK”), Hologen Neuro AI Limited, a non-cellular company limited by shares incorporated in Guernsey and an affiliate of Hologen (“Hologen Neuro”), and Hologen, entered into that certain Framework Agreement (the “Neuro Framework Agreement”), pursuant to which, on the Closing Date, the Company, MeiraGTx Neuro UK, MeiraGTx Neuro I, LLC, a Delaware limited liability company and a wholly-owned subsidiary of the Company (“MeiraGTx Neuro US”), Hologen, Hologen Neuro and Hologen Neuro AI UK Limited, a private company limited by shares incorporated in England and an affiliate of Hologen (“Hologen Neuro UK”), shall enter into a Collaboration and License Agreement (the “Hologen Collaboration Agreement”) for the research, development, manufacture and commercialization of the Company’s (i) AAV-GAD investigational gene therapy for the treatment of Parkinson’s disease, AAV-BDNF investigational gene therapy for the treatment of genetic obesity disorders and other potential locally delivered genetic medicines to the central nervous system (the “Clinical Programs”) and (ii) proprietary device designed to effect the local delivery of a gene therapy product into the central nervous system or any topographic or subcutaneous tissue modification on the face and scalp, of humans or animals (the “Delivery Device”), in each case, in accordance with the terms and conditions of the Hologen Collaboration Agreement.

On the Closing Date, under the Hologen Collaboration Agreement, MeiraGTx Neuro US will receive the applicable portion of the Upfront Payment in consideration for granting to Hologen Neuro and Hologen Neuro UK, as of the Closing Date and subject to the license granted by Hologen Neuro and Hologen Neuro UK back to MeiraGTx Neuro UK, exclusive, worldwide, royalty-free, fully paid-up licenses to certain of the Company’s intellectual property rights for the research, development, manufacture and commercialization of the Clinical Programs and the Delivery Device. On the Closing Date, (a) MeiraGTx Neuro UK will receive Class A shares of Hologen Neuro representing a 30% ownership of the issued share capital of Hologen Neuro, in consideration for the provision of services to Hologen Neuro and Hologen Neuro UK as specified in the Hologen Collaboration Agreement, including services relating to the development of the Clinical Programs and the Delivery Device and certain other transition services, and (b) Hologen Guernsey will receive Class B shares of Hologen Neuro representing a 70% ownership of the issued share capital of Hologen Neuro, in consideration for paying the applicable portion of the Upfront Payment to MeiraGTx Neuro US, as well as a commitment to provide additional capital of up to $230 million to fund the development of the Clinical Programs and the Delivery Device. Additionally, Hologen will license to Hologen Neuro its proprietary multi-modal generative foundation models (LMMs), or large medicine models, pursuant to a license agreement mutually agreeable to the parties.

As of the Closing Date, Hologen Neuro shall be governed by a board of directors comprised of three representatives designated by Hologen and two representatives designated by MeiraGTx Neuro UK, and certain material business decisions (as further enumerated in the Neuro Framework Agreement) will require the approval of at least 70% of the directors then in office.

Following the Closing Date and in accordance with the terms of the Hologen Collaboration Agreement, the parties shall negotiate in good faith and enter into clinical and commercial supply agreements, pursuant to which MeiraGTx Neuro UK (directly, or through affiliates or subcontractors) shall manufacture and supply AAV-GAD, AAV-BDNF and other potential locally delivered genetic medicines to the central nervous system.

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

Asset Purchase and Related Agreements with Johnson & Johnson Innovative Medicine

On January 30, 2019, the Company entered into a Collaboration, Option and License Agreement with Johnson & Johnson Innovative Medicine (formerly known as Janssen Pharmaceuticals, Inc.) (the “Collaboration Agreement”), for the research, development and commercialization of gene therapies for the treatment of inherited retinal diseases (“IRD”). Under the terms of the Collaboration Agreement, the Company received funding for certain research, manufacturing, clinical development and commercialization costs, and had the potential to obtain additional milestone payments upon the achievement of such milestones and royalties on future net sales of products. On December 20, 2023, the Company entered into an Asset Purchase Agreement (“Asset Purchase Agreement”) with Johnson & Johnson Innovative Medicine pursuant to which the Company sold and assigned to Johnson & Johnson Innovative Medicine, and Johnson & Johnson Innovative Medicine purchased and assumed, that certain License Agreement, dated February 5, 2019, by and between UCL Business Plc (now UCL Business Ltd.) (“UCLB”), on the one hand, and MeiraGTx UK II Limited and MeiraGTx Limited, on the other hand (the “UCLB RPGR License Agreement”), relating to the research, development, manufacture and exploitation of botaretigene sparoparvovec, or bota-vec (formerly referred to as AAV-RPGR), for the treatment of X-linked retinitis pigmentosa related to mutations in the retinitis pigmentosa GTPase regulator gene, or XLRP-RPGR (the “RPGR Product”), and other related assets as described in the Asset Purchase Agreement. In connection with entering into the Asset Purchase Agreement, the Company entered into a Termination Agreement with Johnson & Johnson Innovative Medicine terminating the Collaboration Agreement. The Company and Johnson & Johnson Innovative Medicine also entered into a Supply Agreement on December 20, 2023 (the “Supply Agreement”) pursuant to which the Company agreed to manufacture and supply the RPGR Product for Johnson & Johnson Innovative Medicine.

Under the Asset Purchase Agreement, Johnson & Johnson Innovative Medicine paid the Company a non-refundable upfront cash payment of $65.0 million in December 2023. Additionally, pursuant to and subject to the terms and conditions set forth in the Asset Purchase Agreement, Johnson & Johnson Innovative Medicine agreed to pay the Company future contingent consideration of up to an aggregate of $350.0 million, as follows: (i) a milestone payment of $50.0 million in connection with the achievement of the initiation of the extension study for the Phase 3 LUMEOS clinical trial for the RPGR Product; (ii) $10.0 million upon completion of certain specified development services for the drug substance for the RPGR Product; (iii) $5.0 million upon completion of certain specified development services for the drug product for the RPGR Product; (iv) $175.0 million upon the first commercial sale of an RPGR Product in the United States; (v) $75.0 million upon the first commercial sale of an RPGR Product in at least one of the United Kingdom, France, Germany, Spain and Italy; (vi) $25.0 million upon completion of the transfer of certain manufacturing technology for drug substance and drug product from the Company to Johnson & Johnson Innovative Medicine; and (vii) $10.0 million upon regulatory approval of a Johnson & Johnson Innovative Medicine-selected manufacturing facility in each of the United States and European Union for commercial manufacture of the RPGR Product. During 2024, the Company received $60.0 million in milestone payments from Johnson & Johnson Innovative Medicine. Johnson & Johnson Innovative Medicine is also responsible for any royalty or milestone amounts that become payable on the RPGR Product under the UCLB RPGR License Agreement.

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

Interim Financial Statements

The accompanying condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, the condensed consolidated financial statements include all adjustments (consisting of normal recurring adjustments) necessary in order to make the condensed consolidated financial statements not misleading. Operating results for the three-month period ended March 31, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2024 included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the “Form 10-K”).

Liquidity

The Company has not yet achieved profitable operations. There is no assurance that profitable operations, if ever achieved, could be sustained on a continuing basis. In addition, development activities, clinical and preclinical testing, and commercialization of the Company’s product candidates will require significant additional financing. The Company’s accumulated deficit at March 31, 2025 totaled $742.0 million, and management expects to incur substantial losses in future periods. The success of the Company is subject to certain risks and uncertainties, including, among others: uncertainty of product development; competition in the Company’s field of use; uncertainty of capital availability; uncertainty in the Company’s ability to enter into agreements and consummate transactions with collaborative partners; expanding and protecting the Company’s intellectual property portfolio; dependence on third parties; and dependence on key personnel. For the three months ended March 31, 2025, the Company used $36.8 million in cash flows from operations and there are no assurances that the Company will generate positive cash flows in the future. Additionally, there are no assurances that the Company will be successful in obtaining an adequate level of financing for the development and commercialization of its product candidates.

As of March 31, 2025, the Company had cash, cash equivalents and restricted cash in the amount of $68.6 million, which consisted of depository and money market accounts held at large international banks. The Company estimates that its cash and cash equivalents on-hand, tax incentive receivable and accounts receivable – related party at March 31, 2025, together with the proceeds from the anticipated closing of the strategic collaboration with Hologen Limited, will be sufficient to cover its expenses for at least the next twelve months from the date of issuance of these condensed consolidated financial statements.

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

2.       Summary of Significant Accounting Policies and Recent Accounting Pronouncements

Certain of the Company’s significant accounting policies are described below. All of the Company’s significant accounting policies are disclosed in the notes to the audited consolidated financial statements as of and for the year ended December 31, 2024 included in the Company’s Form 10-K.

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

MeiraGTx Bio, Inc., a Delaware corporation;

MeiraGTx B.V., a private company with limited liability incorporated under the laws of the Netherlands (“Meira B.V.”);

MeiraGTx Neurosciences, Inc., a Delaware corporation;

MeiraGTx Therapeutics, Inc., a Delaware corporation;

MeiraGTx UK Limited, a limited company incorporated under the laws of England and Wales (“Meira UK”);

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

Restricted Cash

Restricted cash represents a guarantee put in place as required by the terms of the research and innovation grant from IDA Ireland which offers financial assistance in establishing the Company’s operations in Shannon, Ireland. The following table provides a reconciliation of the components of cash and cash equivalents and restricted cash reported in the Company’s condensed consolidated balance sheets to the total of the amount presented in the condensed consolidated statements of cash flows (in thousands):

	March 31,	December 31,
	2025	2024
Cash and cash equivalents	$66,523	$103,659
Restricted cash	2,087	2,009
Total cash, cash equivalents and restricted cash in the condensed consolidated statement of cash flows	$68,610	$105,668

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

The table below represents the values of the Company's financial assets and liabilities that are required to be measured at fair value on a recurring basis (in thousands):

	Fair Value Measurement Using:
		Significant	Significant Other	Significant
	March 31,	Observable Inputs	Observable Inputs	Unobservable
Description	2025	(Level 1)	(Level 2)	(Level 3)
Cash equivalents	$57,020	$57,020	$—	$—
Restricted cash	$2,087	$2,087	$—	$—

	Fair Value Measurement Using:
		Significant	Significant Other	Significant
	December 31,	Observable Inputs	Observable Inputs	Unobservable
Description	2024	(Level 1)	(Level 2)	(Level 3)
Cash equivalents	$80,930	$80,930	$—	$—
Restricted cash	$2,009	$2,009	$—	$—

At March 31, 2025, the Company's financial instruments included cash and cash equivalents, restricted cash, accounts receivable – related party, and accounts payable. The carrying amounts reported in the Company's condensed consolidated financial statements for these instruments approximates their respective fair values because of the short-term nature of these instruments. In addition, at March 31, 2025, the Company believes the carrying value of the Tranche 1 Notes (as defined in Note 10) approximates fair value as the interest rate is reflective of the rate the Company could obtain on debt with similar terms and conditions.

Asset Retirement Obligations

Accounting for asset retirement obligations requires legal obligations associated with the retirement of long-lived assets to be recognized at fair value when incurred and capitalized as part of the related long-lived asset. In the absence of quoted market prices, the Company estimates the fair value of its asset retirement obligations using Level 3 present value techniques, in which estimates of future cash flows associated with retirement activities are discounted using a credit-adjusted risk-free rate. Asset retirement obligations currently reported on the condensed consolidated balance sheets were measured during a period of historically low interest rates. The impact on measurements of new asset retirement obligations using different rates in the future may be significant.

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

During the three months ended March 31, 2025, the Company determined that it was reasonably certain to exercise its early termination option on an operating lease for laboratory and office space, for which the Company had an associated asset retirement obligation liability in the amount of $1.7 million and a corresponding leasehold improvement with a net book value of $0.3 million as of March 31, 2025. The landlord no longer requires the Company to make any changes to the premises prior to the lease termination and the Company only expects to incur $0.1 million related to decontamination costs. Therefore, a change in estimate of the asset retirement obligation was recorded resulting in a gain on termination of lease liabilities of $1.3 million which is included in general and administrative expenses in the accompanying condensed consolidated statements of operations.

The change in asset retirement obligations is as follows (in thousands):

	For the Three-Month Periods Ended March 31,
	2025	2024
Balance at beginning of period	$2,821	$2,401
Change in estimate	(1,576)	—
Amortization of interest	63	48
Effects of exchange rate changes	36	(9)
Balance at end of period	$1,344	$2,440

IDA Ireland Grant

In August 2021, Meira Ireland entered into an agreement pursuant to which it received a grant from IDA Ireland for financial assistance in establishing its operations in Shannon, Ireland. Under the terms of the grant, Meira Ireland is eligible to receive the lesser of €1.0 million or €10,000 for each job created (the “employment grant”) and the lesser of €1.2 million or 4% of the actual expenditure on the provision of machinery and equipment (the “capital grant”). Meira Ireland may apply for a drawdown of the employment grant once a job has been created and the position has been held for a period of at least one month, and may apply for a drawdown of the capital grant once an eligible asset has been purchased and installed, conditioned on the creation of a cumulative number of jobs by the end of the immediately preceding year. An aggregate of 100 jobs must be created to receive the maximum benefit under the capital grant. An application for a drawdown must be accompanied by an audit certification for compliance with the terms of the grant. The Company has a guarantee in place with a bank in favor of IDA Ireland, pursuant to which it restricts cash in the amount of claims made under the grant such that the Company maintains the funds to cover any portion of the grant income that may become repayable in the future. This amount is presented as restricted cash in the accompanying condensed consolidated balance sheet. All grant drawdowns were required to be completed by December 31, 2024, and the agreement terminates on the later of five years from the date of the last payment from the grant or five years from completion of the capital investment, which is expenditure of at least €30.0 million on eligible machinery and equipment.

The Company recognizes grant income when there is reasonable assurance that the Company will comply with the conditions attached to the grant and that it will receive the grant. Grant income from the employment grant is recognized as a deduction from the amount of the related expense, and grant income from the capital grant is deducted from the carrying amount of the related asset and recognized in income over the asset’s useful life in the form of a reduced depreciation charge. The Company received its first drawdown under the grant in 2023, which was comprised of $0.6 million for the employment grant and $0.4 million for the capital grant. The Company received its second drawdown under the grant in 2024, which was comprised of $0.5 million for the employment grant and $0.5 million for the capital grant. During the three-months ended March 31, 2025 and 2024, the Company recognized de minimis grant income as a reduction of research and development expenses in the accompanying condensed consolidated statements of operations and comprehensive loss.

During the five-year period ending on the termination of the grant agreement, Meira Ireland must maintain compliance with the terms of the grant. If the total number of jobs is less than 100 at the time of IDA Ireland’s annual review, the Company may have to repay a portion of the capital grant, and if a job for which the Company received employment grant funding remains vacant for a period in excess of six calendar months, the Company may have to repay the employment grant received for that job. As of March 31, 2025, the Company is in compliance with the terms of the grant.

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

The Company’s revenue arrangements include the following:

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

Research and Development Services: Under the Asset Purchase Agreement, research and development services (PPQ services) are recorded as incurred under cost of service revenue – related party.

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

The following securities are considered to be ordinary share equivalents, but were not included in the computation of diluted net loss per ordinary share because to do so would have been anti-dilutive:

	March 31,	March 31,
	2025	2024
Share options	8,022,989	8,484,644
Restricted share units	3,389,750	4,094,750
Deferred share units	—	185,000
Warrants	700,000	700,000
	12,112,739	13,464,394

Segment Information

Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision maker, or decision-making group, in deciding how to allocate resources in assessing performance. The Company has one reportable and operating segment, which is the development and manufacturing of genetic medicines, for purposes of reporting financial condition and results of operations. The Company’s chief operating decision maker (“CODM”) is the chief executive officer.

The accounting policies of its segment are the same as those described in the summary of significant accounting policies. The CODM allocates resources and assesses performance of the Company’s single reportable segment by regularly reviewing the segment net loss that also is reported on the condensed consolidated statement of operations and comprehensive loss as net loss.

The following table sets forth information about the Company’s single reportable segment and the significant expenses reviewed by the CODM, including a reconciliation to net loss (in thousands):

	For the Three-Month Periods Ended March 31,
	2025	2024
Service revenue - related party	$1,926	$697
Operating expenses:
Cost of service revenue - related party	1,378	—
General and administrative	6,348	8,864
Clinical programs:
Botaretigene sparoparvovec	—	3,957
AAV-hAQP1	4,852	1,663
AAV-CNGB3 / AAV-CNGA3	—	(1,179)
AAV-GAD	1,459	2,170
Other ocular diseases	1,445	293
Manufacturing	17,359	18,360
Preclinical programs:
Gene regulation	2,286	2,499
Neurodegenerative diseases	426	391
Preclinical ocular diseases	625	327
Other research and development[1]	(624)	541
Johnson & Johnson Innovative Medicine reimbursement	—	(652)
Share-based compensation	4,887	6,960
Depreciation and amortization	3,081	3,275
Total operating expenses	43,522	47,469
Other segment items[2]	1,615	26,330
Segment net loss	$(39,981)	(20,442)
Adjustments or reconciling items	—	—
Net loss	$(39,981)	$(20,442)

1 Other research and development is comprised of all other costs including payroll and payroll related costs, travel, rent and facilities costs and other non-program specific expenses.

2 Other segment items is comprised of foreign currency gain (loss), interest income, interest expense and gain on sale of nonfinancial assets.

The Company’s service revenue and deferred revenue from the Asset Purchase Agreement and related agreements were generated in the United Kingdom.

The following table summarizes long-lived assets by geographical area (in thousands):

	March 31,	December 31,
	2025	2024
United States	$2,515	$7,209
United Kingdom	28,255	28,419
European Union	103,487	100,845
	$134,257	$136,473

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

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, which requires that an entity disclose specific categories in the effective tax rate reconciliation as well as provide additional information for reconciling items that meet a quantitative threshold. Further, the ASU requires certain disclosures of state versus federal income tax expense and taxes paid. This ASU is effective for annual periods beginning after December 15, 2024. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

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

3.       Equity Method and Other Investments

The Company’s investments consist of the following (in thousands):

		March 31, 2025
Investee	Investment Type	Ownership Percentage	Carrying Value	Cost Basis
Visiogene LLC	Equity Method Investment	25%	$5,133	$5,165
Other	Equity Investment	0.9%	1,616	1,500
Total equity method and other investments			$6,749	$6,665

4.       Accrued Expenses

Accrued expenses for the periods presented are comprised of the following (in thousands):

	March 31,	December 31,
	2025	2024
Compensation and benefits	$8,129	$11,197
Professional fees	4,163	6,326
Research and development	2,857	2,234
Interest on Tranche 1 Notes	2,620	—
Clinical trial costs	2,421	3,864
Manufacturing costs	2,104	1,540
Consulting	1,326	1,530
Rent and facilities costs	96	257
Fixed assets	94	326
Other	154	140
	$23,964	$27,414

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

Options

A summary of the Company’s share option activity related to employees, non-employee members of the board of directors and non-employee consultants as of December 31, 2024 and for the three-month period ended March 31, 2025 is as follows (in thousands, except share and per share amounts):

			Weighted-
		Weighted-	Average
		Average	Remaining
	Number of	Exercise	Contractual
	Options	Price	Term (years)
Outstanding at December 31, 2024	8,232,587	$12.57	5.35	years
Granted	—	$—
Exercised	(638)	$5.73
Forfeited	(208,960)	$16.39
Outstanding at March 31, 2025	8,022,989	$12.48	5.18	years
Options exercisable at March 31, 2025	6,956,612	$12.85	4.79	years
Options vested and expected to vest at March 31, 2025	8,022,989	$12.48	5.18	years
Aggregate intrinsic value of options outstanding as of March 31, 2025	$2,228
Aggregate intrinsic value of options exercisable as of March 31, 2025	$2,079

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

The Company recorded the following share-based compensation expense in connection with the options for the three-month periods ended March 31, 2025 and 2024 (in thousands):

	Three-Month Periods Ended March 31,
	2025	2024
Research and development	$939	$1,635
General and administrative	597	1,053
Total share-based compensation	$1,536	$2,688

The total fair value of options vested during the three-month periods ended March 31, 2025 and 2024 was $2.0 million and $4.3 million, respectively.

There were no options granted during the three-month period ended March 31, 2025. The weighted-average grant date fair value of options granted during the three-month period ended March 31, 2024 was $3.91 per share.

The grant date fair values of the share options granted were estimated using the Black-Scholes option valuation model with the following ranges of assumptions:

	2025	2024
Risk-free interest rate	-	4.04 - 4.17%
Expected volatility	-	67%
Expected dividend yield	-	0%
Expected term (in years)	-	3.6 - 6.1

As of March 31, 2025, the total compensation expense relating to unvested options granted that had not yet been recognized was $6.8 million, which is expected to be realized over a period of 2.9 years. The Company will issue shares upon exercise of options from ordinary shares reserved under the Plans.

Restricted Share Units

A summary of the Company’s RSU activity related to employees, non-employee members of the board of directors and non-employee consultants as of December 31, 2024 and for the three-month period ended March 31, 2025 is as follows:

		Weighted-
	Number of	Average
	Restricted	Grant Date
	Share Units	Fair Value
Outstanding at December 31, 2024	4,252,250	$8.91
Granted	—	$—
Vested	(862,500)	$13.70
Forfeited	—	$—
Outstanding at March 31, 2025	3,389,750	$7.69

RSUs granted generally vest 50% on the second anniversary of the date of grant and 25% on the third and fourth anniversaries of the date of grant. Annual RSUs granted to directors generally vest in a single installment on the earliest to occur of the first anniversary of the grant date or the day immediately prior to the date of the next annual meeting of the Company’s shareholders occurring after the date of grant. The RSUs granted to the directors in June 2021 will be paid on or within 30 days after the date a director ceases to serve on the board. For RSUs granted in June 2022 and future years, the directors may annually elect whether to defer the payment of their annual RSU awards under the Deferred Compensation Plan for Non-Employee Directors, which was adopted by the board on December 17, 2021. As of March 31, 2025, there were 272,500 vested shares that have been deferred. The related share-based compensation expense, which is recognized ratably over the requisite service period, is included in general and administrative and research and development expenses, as applicable, in the condensed consolidated statements of operations and comprehensive loss.

The Company recorded the following share-based compensation expense in connection with the RSUs for the three-month periods ended March 31, 2025 and 2024 (in thousands):

	Three-Month Periods Ended March 31,
	2025	2024
Research and development	$1,107	$1,240
General and administrative	2,244	3,032
Total share-based compensation	$3,351	$4,272

As of March 31, 2025, the total compensation expense relating to unvested RSUs granted that had not yet been recognized was $18.5 million, which is expected to be realized over a period of 3.1 years.

To satisfy employee minimum statutory tax withholding requirements for restricted share units that vest, the Company withholds a portion of the vesting ordinary shares. During the three months ended March 31, 2025 and 2024, the Company withheld 405,459 and 348,652 ordinary shares with a total value of approximately $2.8 million and $2.2 million, respectively. These amounts are presented as a cash outflow from financing activities in the accompanying condensed consolidated statement of cash flows.

During the three-month periods ended March 31, 2025 and 2024, the Company recognized total share-based compensation expense in the accompanying condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three-Month Periods Ended March 31,
	2025	2024
Research and development	$2,046	$2,875
General and administrative	2,841	4,085
Total share-based compensation	$4,887	$6,960

The Company does not expect to realize any tax benefits from its share option activity or the recognition of share-based compensation expense because the Company currently has net operating losses and has a full valuation allowance against its deferred tax assets. Accordingly, no amounts related to excess tax benefits have been reported in cash flows from operations or cash flows from financing activities for the three-month periods ended March 31, 2025 and 2024.

6.       Ordinary Shares

At-the-Market

In December 2023, the Company entered into an “at-the-market” sales agreement with BofA Securities, Inc., or BofA, pursuant to which the Company may sell from time to time, ordinary shares having an aggregate offering price of up to $100.0 million through BofA, acting as the Company’s agent. During the three-month period ended March 31, 2025, the Company raised gross proceeds of $4.5 million through the sale of 563,379 ordinary shares pursuant to an “at-the-market” equity offering program. Under the “at-the-market” equity program which is currently effective and may remain available for the Company to use in the future, the Company may sell an additional $87.1 million of ordinary shares. Whether the Company chooses to affect future sales under the “at-the-market” equity offering program will depend on a number of factors, including, among others, market conditions and the trading price of the Company’s ordinary shares relative to other sources of capital.

7.       Income Taxes

The Company did not record a provision for income taxes for the three-month periods ended March 31, 2025 and 2024, as the Company has generated losses for all periods.

The Company periodically evaluates the realizability of its deferred tax assets based on all available evidence, both positive and negative. The realization of deferred tax assets is dependent on the Company’s ability to generate sufficient future taxable income during periods prior to the expiration of tax attributes to fully utilize these assets. The Company weighed both positive and negative evidence and determined that there is a continued need for a full valuation allowance on its deferred tax assets (after consideration of the reversal of the deferred tax liabilities for the ROU assets and fixed assets) in the United States, United Kingdom, Ireland and Netherlands as of March 31, 2025. Should the Company determine that it would be able to realize its remaining deferred tax assets in the foreseeable future, an adjustment to its remaining deferred tax assets would cause a material increase to income in the period such determination is made.

8.       Related-Party Transactions

Asset Purchase and Related Agreements with Johnson & Johnson Innovative Medicine

On December 20, 2023, the Company entered into the Asset Purchase Agreement with Johnson & Johnson Innovative Medicine pursuant to which the Company sold and assigned to Johnson & Johnson Innovative Medicine, and Johnson & Johnson Innovative Medicine purchased and assumed, the UCLB RPGR License Agreement relating to the research, development, manufacture and exploitation of the RPGR Product, and other related assets as described in the Asset Purchase Agreement. Simultaneously, the Company and Johnson & Johnson Innovative Medicine also entered into a Supply Agreement pursuant to which the Company agreed to manufacture and supply the RPGR Product for Johnson & Johnson Innovative Medicine. Under the Supply Agreement, MeiraGTx UK II, together with its affiliates, will manufacture commercial supply of the RPGR Product for Johnson & Johnson Innovative Medicine for an initial term of four years, with Johnson & Johnson Innovative Medicine having an option to extend the Supply Agreement for a fifth year upon written notification. Johnson & Johnson Innovative Medicine may terminate the Supply Agreement for convenience upon 90 days’ written notice with payment of a termination fee. Under the Asset Purchase Agreement, Johnson & Johnson Innovative Medicine paid the Company a non-refundable upfront fee of $65.0 million in December 2023 and the Company is eligible to receive fees from commercial supply of the RPGR Product and in addition, milestones of up to $350.0 million, as follows: (i) a milestone payment of $50.0 million in connection with the achievement of the initiation of the extension study for the Phase 3 LUMEOS clinical trial for the RPGR Product; (ii) $10.0 million upon completion of certain specified development services for the drug substance for the RPGR Product; (iii) $5.0 million upon completion of certain specified development services for the drug product for the RPGR Product; (iv) $175.0 million upon the first commercial sale of an RPGR Product in the United States; (v) $75.0 million upon the first commercial sale of an RPGR Product in at least one of the United Kingdom, France, Germany, Spain and Italy; (vi) $25.0 million upon completion of the transfer of certain manufacturing technology for drug substance and drug product from the Company to Johnson & Johnson Innovative Medicine; and (vii) $10.0 million upon regulatory approval of a Johnson & Johnson Innovative Medicine-selected manufacturing facility in each of the United States and European Union for commercial manufacture of the RPGR Product. To date, the Company received $60.0 million in milestone payments from Johnson & Johnson Innovative Medicine. Johnson & Johnson Innovative Medicine is also responsible for any royalty or milestone amounts that become payable on the RPGR Product under the UCLB RPGR License Agreement.

Revenue Recognition under the Asset Purchase and Related Agreements

The agreements entered into in December 2023 were executed at the same time and were negotiated with a single commercial objective; therefore, the contracts were combined and accounted for as a single contract. These agreements were accounted for as a termination of the Collaboration Agreement and the creation of a new contract where the transaction price includes the remaining deferred revenue – related party from the terminated agreement of $30.6 million, the fixed upfront payment of $65.0 million under the Asset Purchase Agreement, and an aggregate of $1.8 million estimated variable consideration for transition services, offset by a credit of $5.1 million for pre-funded inventory, totaling $92.3 million. The transaction price was allocated to four performance obligations on a relative SSP basis, subject to certain exceptions for discounts and variable consideration. As the SSPs are not directly observable for any of the distinct goods and services, the SSPs were estimated based on a valuation. The total transaction price of $92.3 million was allocated to the performance obligations with respect to SSPs as follows: process performance qualification (“PPQ”) services in the amount of $2.9 million net of future billings, material rights representing the commercial supply of RPGR Product and an in-substance contract renewal option in the amount of $6.9 million, manufacturing technology transfer in the amount of $28.7 million, and the sale of nonfinancial assets representing the sale and transfer of all the Company’s right, title, and interest in the intellectual property related to the RPGR Product and the assignment of the UCLB RPGR License Agreement to Johnson & Johnson Innovative Medicine in the amount of $53.8 million.

Since the commencement of the Asset Purchase Agreement and related agreements, the Company received a $50.0 million milestone payment in connection with the achievement of the initiation of the extension study for the Phase 3 LUMEOS clinical trial for the RPGR Product. The milestone payment was allocated to the four performance obligations on the same basis noted above increasing the value of each performance obligation as follows: PPQ services in the amount of $1.6 million, material rights representing the commercial supply of RPGR Product and an in-substance contract renewal option in the amount of $3.8 million, manufacturing technology transfer in the amount of $15.6 million, and the sale of nonfinancial assets representing the sale and transfer of all the Company’s right, title, and interest in the intellectual property related to the RPGR Product and the assignment of the UCLB RPGR License Agreement to Johnson & Johnson Innovative Medicine in the amount of $29.0 million. Additionally, the Company received a $10.0 million milestone payment in connection with the completion of certain specified development services for the drug substance for the RPGR Product which was allocated to the PPQ services performance obligation. The Company also entered into additional agreements to provide additional services under the Asset Purchase Agreement and related agreements amounting to an aggregate of $5.8 million which was included in the transaction price and allocated to each of the respective performance obligations. Furthermore, the Company recorded certain changes in estimates related to the valuation of its performance obligations.

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

During the three-month period ended March 31, 2024, the Company recognized a gain of $29.0 million related to the sale of nonfinancial assets which is included in other income in the condensed consolidated statements of operations and comprehensive loss. There was no gain on sale of nonfinancial assets recognized during the three-month period ended March 31, 2025.

As of March 31, 2025, the aggregate transaction price allocated to unsatisfied performance obligations was $63.9 million which the Company expects to recognize over an estimated period of approximately 2.8 years.

A summary of the deferred revenue is as follows (in thousands):

Deferred revenue at December 31, 2024	$62,403
Other amounts collected or invoiced	323
Deferred revenue recognized as service revenue during the three-month period ended March 31, 2025	(741)
Effects of exchange rate changes	1,874
Deferred revenue at March 31, 2025	$63,859

During each of the three-month periods ended March 31, 2025 and 2024, the Company recognized $0.7 million of deferred revenue – related party as service revenue in connection with PPQ services under the Asset Purchase Agreement and related agreements.

During the three-month period ended March 31, 2025, the Company recognized $1.9 million of service revenue, inclusive of the $0.7 million of deferred revenue – related party recognized as service revenue, based on cumulative progress of PPQ services under the Asset Purchase Agreement and related agreements. There was no service revenue based on cumulative progress of PPQ services under the Asset Purchase Agreement and related agreements recognized during the three-month period ended March 31, 2024.

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

Total rent expense under these leases was $1.3 million and $1.4 million for the three-month periods ended March 31, 2025 and 2024, respectively.

There were no leases recognized during the three-month periods ended March 31, 2025 and 2024.

During the three months ended March 31, 2025, the Company determined that it was reasonably certain to exercise its early termination option on an operating lease for laboratory and office space, resulting in a remeasurement of the ROU asset and lease liability reflected in the accompanying condensed consolidated balance sheets.

The components of lease cost for the three-month periods ended March 31, 2025 and 2024 are as follows (in thousands):

	Three-Month Periods Ended March 31,
	2025	2024
Finance lease cost
Amortization of right-of-use assets	$138	$281
Total finance lease cost	138	281
Operating lease cost	1,284	1,437
Short-term lease cost	95	41
Total lease cost	$1,517	$1,759

Amounts reported in the condensed consolidated balance sheets for leases where the Company is the lessee as of March 31, 2025 and December 31, 2024 were as follows (in thousands):

	March 31,		December 31,
	2025		2024
Operating leases
Right-of-use assets	$6,348		$10,576
Capitalized lease obligations	$7,383		$11,576
Finance leases
Right-of-use assets	$22,728		$22,198
Weighted-average remaining lease term
Operating leases	4.0	years	3.6	years
Finance leases	173.7	years	173.9	years
Weighted-average discount rate
Operating leases	11.7%		8.8%
Finance leases	8.0%		8.0%

Other information related to leases for the three-month periods ended March 31, 2025 and 2024 are as follows (in thousands):

	Three-Month Periods Ended March 31,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$1,201	$1,419

Future minimum lease payments under non-cancellable leases as of March 31, 2025 are as follows (in thousands):

Operating Leases
2025	$2,690
2026	2,451
2027	1,547
2028	1,352
2029	576
Total undiscounted lease payments	$8,616
Less: Imputed interest	(1,233)
Total lease liabilities	$7,383

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

The Notes Purchase Agreement provides for an initial $75.0 million notes issuance (the “Tranche 1 Notes”).  Pursuant to the First Consent and Amendment, the Company was able to request in its sole discretion, and Perceptive agreed to subscribe to purchase upon such request, an additional $25.0 million notes issuance (the “Tranche 2 Notes”) at any time before August 2, 2024 subject to the terms of the Notes Purchase Agreement. Previously, the Company’s request for issuance of the Tranche 2 Notes was to be determined at Perceptive’s sole discretion. The Notes Purchase Agreement matures on August 2, 2026 and is interest-only during the term. The Company has the option to redeem outstanding principal notes at any time along with an applicable early redemption fee. Under each of the First Consent and Amendment and the Second Consent and Amendment, the Notes Purchase Agreement was amended to increase the applicable early redemption fee. Outstanding amounts under the Notes Purchase Agreement bear interest at a fluctuating rate per annum equal to 10.00% plus the secured overnight financing rate administered by the Federal Reserve Bank of New York for a one-month tenor, subject to a 1.00% floor. The annual interest rate was 14.34% at March 31, 2025. As of March 31, 2025, the outstanding balance of the Tranche 1 Notes was $75.0 million plus accrued interest of $2.6 million. During the three-month periods ended March 31, 2025 and 2024, the Company recorded interest expense of $2.7 million and $2.9 million, respectively.

The Company’s obligations under the Notes Purchase Agreement are secured by the Company’s London, UK and Shannon, Ireland manufacturing facilities, $3.0 million of the Company’s cash and the bank accounts of the Subsidiary Guarantors, and the issued and outstanding equity interests of the Subsidiary Guarantors.

The Notes Purchase Agreement imposes certain covenants and restrictions on the Company and the Subsidiary Guarantors, including restrictions pertaining to: (i) the incurrence of additional indebtedness, (ii) limitations on liens, (iii) limitations on certain investments, (iv) making distributions, dividends and other payments, (v) mergers, consolidations and acquisitions, (vi) dispositions of assets, (vii) the Company’s maintenance of at least $3.0 million in a U.S. bank account, (viii) transactions with affiliates, (ix) changes to governing documents, (x) changes to certain agreements and leases and (xi) changes in control; however, certain of these restrictions contain exceptions which allow the Company to license, sell and monetize assets in its AAV-hAQP1 program in development to treat radiation-induced xerostomia, its AAV-GAD program in development to treat Parkinson’s disease and its gene regulation platform technologies. As of March 31, 2025, the Company is in compliance with all covenants.

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

The Company also capitalized certain lender and legal costs associated with the Notes Purchase Agreement totaling $2.1 million, which were recorded as a discount to the loan. The aggregate discount of $4.4 million is being amortized to interest expense over the term of the Notes Purchase Agreement. The Company amortized $0.3 million of the discount to interest expense during each of the three-month periods ended March 31, 2025 and 2024.

11. Commitments and Contingencies

There were no new material commitments or contingencies entered into during the three-month period ended March 31, 2025.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of financial condition and operating results together with our financial statements and related notes appearing in this Quarterly Report on Form 10-Q (“Form 10-Q”) and those included in our Annual Report on Form 10-K for the year ended December 31, 2024 (the “Form 10-K”). Some of the information contained in this discussion and analysis or set forth elsewhere in this Form 10-Q, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many important factors, including those set forth in the “Risk Factors” section of this Form 10-Q, our actual results could differ materially from the results described in, or implied by, the forward-looking statements contained in the following discussion and analysis. For convenience of presentation some of the numbers have been rounded in the text below. Unless the context requires otherwise, references in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to the “Company,” “we,” “us” and “our” refer to MeiraGTx Holdings plc and its subsidiaries.

Overview

We are a vertically integrated, clinical-stage genetic medicines company with a broad pipeline of late-stage clinical programs, including Parkinson’s disease, radiation-induced xerostomia and AIPL1-associated retinal dystrophy. Our clinical programs use targeted local delivery of small doses of genetic medicines to treat both inherited and more common conditions with severe unmet need. The successful development of the clinical pipeline is supported by our internal end-to-end manufacturing capabilities. We have two GMP viral vector production facilities, internal plasmid production for GMP, as well as an in-house Quality Control hub for stability and release, all fit for IND through commercial supply. In addition, we have developed a proprietary manufacturing platform with leading yield and quality aspects and commercial readiness. Our core capabilities in viral vector and capsid optimization allow increased potency, decreased dose and significantly reduced cost of goods for our genetic medicines. We have developed a transformative gene regulation platform using bespoke synthetic riboswitch technology invented in-house that allows for the precise, dose-responsive control of any transgene under the control of oral small molecules. We are focusing the riboswitch platform on in vivo delivery of biologic therapeutics such as the metabolic peptides GLP-1, GIP, glucagon, amylin, PYY and leptin via oral small molecules, as well as cell therapy for oncology and autoimmune diseases, and long-term intractable pain. We have developed unique comprehensive technology capabilities to apply genetic medicine to more common diseases, increasing efficacy, addressing novel targets, and expanding access in some of the largest disease areas where the unmet need remains high.

Our discussion of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). Since our formation, we have devoted substantially all of our resources to developing our technology platform, establishing our viral vector manufacturing facilities and our GMP plasmid and DNA production facility and developing manufacturing processes, advancing the product candidates in our ophthalmology, salivary gland and neurodegenerative disease programs, building our intellectual property portfolio, organizing and staffing our Company, developing our business plan, raising capital, and providing general and administrative support for these operations. To date, we have financed our operations primarily with cash on hand, proceeds from the sales of our equity securities, debt financing and upfront and milestone payments in connection with the Collaboration, Option and License Agreement with Johnson & Johnson Innovative Medicine (formerly known as Janssen Pharmaceuticals, Inc.), dated as of January 30, 2019 (the “Collaboration Agreement”), which also provided us with research funding, and the Asset Purchase Agreement, dated as of December 20, 2023, we entered into with Johnson & Johnson Innovative Medicine (the “Asset Purchase Agreement”) pursuant to which we sold and assigned to Johnson & Johnson Innovative Medicine, and Johnson & Johnson Innovative Medicine purchased and assumed, that certain License Agreement, dated February 5, 2019, by and between UCL Business Plc (now UCL Business Ltd.) (“UCLB”), on the one hand, and MeiraGTx UK II Limited and MeiraGTx Limited, on the other hand (the “UCLB RPGR License Agreement”), relating to the research, development, manufacture and exploitation of botaretigene sparoparvovec, or bota-vec (formerly referred to as AAV-RPGR), for the treatment of X-linked retinitis pigmentosa related to mutations in the retinitis pigmentosa GTPase regulator gene, or XLRP-RPGR (the “RPGR Product”), and other related assets as described in the Asset Purchase Agreement. Through March 31, 2025, we received gross proceeds of approximately $626.7 million from sales of our equity securities, gross proceeds of approximately $75.0 million from issuance of debt, $130.0 million in upfront and milestone payments from the Collaboration Agreement with Johnson &

Johnson Innovative Medicine, and $125.0 million from the Asset Purchase Agreement with Johnson & Johnson Innovative Medicine. As of March 31, 2025, we had cash, cash equivalents and restricted cash of $68.6 million, as well as $0.7 million in receivables due from Johnson & Johnson Innovative Medicine in connection with PPQ and transition services we provided to Johnson & Johnson Innovative Medicine.

We are a clinical stage company and have not generated any product revenues to date. We have ongoing clinical development programs and a broad pipeline of preclinical programs. Since inception, we have incurred significant operating losses. Our net losses for the three-month periods ended March 31, 2025 and 2024 were $40.0 million and $20.4 million, respectively. As of March 31, 2025, we had an accumulated deficit of $742.0 million. We do not expect to generate revenue from sales of products unless and until we successfully initiate and complete clinical development and obtain regulatory approval for any product candidates, or satisfy our third party obligations.

Our total operating expenses for the three-month periods ended March 31, 2025 and 2024 were $43.5 million and $47.5 million, respectively. We expect to continue incurring costs associated with our clinical activities for AAV-hAQP1 for the treatment of radiation-induced xerostomia and xerostomia associated with Sjogren’s syndrome, AAV-GAD for the treatment of Parkinson’s disease, as well as costs associated with the delivery of services under the Asset Purchase Agreement and related agreements. We also incurred expenses during the three-month period ended March 31, 2025 and expect to continue to incur expenses related to research activities in additional therapeutic areas to expand our pipeline, developing our potentially transformative gene regulation technology, hiring additional personnel as needed in manufacturing, research, clinical operations, quality and other functional areas, and associated cash and share-based compensation expense, as well as the further development of internal manufacturing capabilities and capacity and other associated costs including the management of our intellectual property portfolio.

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

Based on our cash, cash equivalents, accounts receivable – related party and tax incentive receivable at March 31, 2025, together with the proceeds from the anticipated closing of the strategic collaboration with Hologen Limited as described below, we estimate that such funds will be sufficient to enable us to fund our operating expenses and capital expenditure requirements into 2027 and to repay our debt obligation of $75.0 million to Perceptive (due in August 2026). This estimate does not include the $285.0 million in milestones we are eligible to receive under the Asset Purchase Agreement upon first commercial sale of an RPGR Product in the United States and in at least one of the United Kingdom, France, Germany, Spain and Italy, for completion of the transfer of certain manufacturing technology to Johnson & Johnson Innovative Medicne and upon regulatory approval of a Johnson & Johnson Innovative Medicine-selected manufacturing facility in each of the United States and European Union, or EU, for commercial manufacture of the RPGR Product. We have based these estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. See “Liquidity and Capital Resources.” Because of the numerous risks and uncertainties associated with the development of our product candidates, any future product candidates, our platform and technology and because the extent to which we may enter into collaborations with third parties for development of any of our product candidates is unknown, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidates.

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

Hologen Transactions

On March 9, 2025 (the “Hologen Signing Date”), we and our affiliates entered into a strategic collaboration with Hologen Limited, a non-cellular company limited by shares incorporated in Guernsey (“Hologen”), and its affiliates. Hologen is a leading developer of multi-modal generative AI foundation models of real-world clinical data for clinical medicine and pharmaceutical drug development. As part of the strategic collaboration, we and Hologen entered into the Framework Agreements (as defined below), pursuant to which we and our affiliates will receive from Hologen an upfront cash payment of $200 million (the “Upfront Payment”) on the Hologen Closing Date (as defined below), and Hologen will provide additional funding of up to an additional $230 million as further described below. As part of the strategic collaboration, we also received 250,000 Class A shares of Hologen at a nominal price. Furthermore, we have the option to receive up to an additional 500,000 Class A shares of Hologen at a nominal price if certain funding obligations as described herein are not met by Hologen.

The closing of the transactions contemplated by the Framework Agreements (the “Hologen Closing Date”) is expected to occur in the second calendar quarter of 2025, subject to customary closing and funding conditions, including the receipt of the clearances and approvals applicable to the proposed transactions under the foreign direct investment laws of the United Kingdom and the satisfaction or waiver of certain other closing conditions.

Neuro Framework Agreement

On the Hologen Signing Date, we, MeiraGTx Neuro UK Limited, a private company limited by shares incorporated in England and one of our wholly-owned subsidiaries (“MeiraGTx Neuro UK”), Hologen Neuro AI Limited, a non-cellular company limited by shares incorporated in Guernsey and an affiliate of Hologen (“Hologen Neuro”), and Hologen, entered into that certain Framework Agreement (the “Neuro Framework Agreement”), pursuant to which, on the Hologen Closing Date, we, MeiraGTx Neuro UK, MeiraGTx Neuro I, LLC, a Delaware limited liability company and one of our wholly-owned subsidiaries (“MeiraGTx Neuro US”), Hologen, Hologen Neuro and Hologen Neuro AI UK Limited, a private company limited by shares incorporated in England and an affiliate of Hologen (“Hologen Neuro UK”), shall enter into a Collaboration and License Agreement (the “Hologen Collaboration Agreement”) for the research, development, manufacture and commercialization of our (i) AAV-GAD investigational gene therapy for the treatment of Parkinson’s disease, AAV-BDNF investigational gene therapy for the treatment of genetic obesity disorders and other potential locally delivered genetic medicines to the central nervous system (the “Clinical Programs”) and (ii) proprietary device designed to effect the local delivery of a gene therapy product into the central nervous system or any topographic or subcutaneous tissue modification on the face and scalp, of humans or animals (the “Delivery Device”), in each case, in accordance with the terms and conditions of the Hologen Collaboration Agreement.

On the Hologen Closing Date, under the Hologen Collaboration Agreement, MeiraGTx Neuro US will receive the applicable portion of the Upfront Payment in consideration for granting to Hologen Neuro and Hologen Neuro UK, as of the Hologen Closing Date and subject to the license granted by Hologen Neuro and Hologen Neuro UK back to MeiraGTx Neuro UK, exclusive, worldwide, royalty-free, fully paid-up licenses to certain of our intellectual property rights for the research, development, manufacture and commercialization of the Clinical Programs and the Delivery Device. On the Hologen Closing Date, (a) MeiraGTx Neuro UK will receive Class A shares of Hologen Neuro representing a 30% ownership of the issued share capital of Hologen Neuro, in consideration for the provision of services to Hologen Neuro and Hologen Neuro UK as specified in the Hologen Collaboration Agreement, including services relating to the development of the Clinical Programs and the Delivery Device and certain other transition services, and (b) Hologen Guernsey will receive Class B shares of Hologen Neuro representing a 70% ownership of the issued share capital of Hologen Neuro, in consideration for paying the applicable portion of the Upfront Payment to MeiraGTx Neuro US, as well as a commitment to provide additional capital of up to $230 million to fund the development of the Clinical Programs and the Delivery Device. Additionally, Hologen will license to Hologen Neuro its proprietary multi-modal generative foundation models (LMMs), or large medicine models, pursuant to a license agreement mutually agreeable to the parties.

As of the Hologen Closing Date, Hologen Neuro shall be governed by a board of directors comprised of three representatives designated by Hologen and two representatives designated by MeiraGTx Neuro UK, and certain material business decisions (as further enumerated in the Neuro Framework Agreement) will require the approval of at least 70% of the directors then in office.

Following the Hologen Closing Date and in accordance with the terms of the Hologen Collaboration Agreement, the parties shall negotiate in good faith and enter into clinical and commercial supply agreements, pursuant to which MeiraGTx Neuro UK (directly, or through affiliates or subcontractors) shall manufacture and supply AAV-GAD, AAV-BDNF and other potential locally delivered genetic medicines to the central nervous system.

Manufacturing Framework Agreement

On the Hologen Signing Date, MeiraGTx Manufacturing Limited, a private company limited by shares incorporated in England and one of our wholly-owned subsidiaries (“MeiraGTx Manufacturing”), MeiraGTx Limited, a private company limited by shares incorporated in England and one of our wholly-owned subsidiaries (“MeiraGTx Limited”), and Hologen, entered into that certain Framework Agreement (the “Manufacturing Framework Agreement” and, together with the Neuro Framework Agreement, the “Framework Agreements”), pursuant to which, on the Hologen Closing Date and in exchange for the applicable portion of the Upfront Payment, Hologen will acquire a minority interest in MeiraGTx Manufacturing, an entity that will comprise our flexible and scalable end-to-end genetic medicines manufacturing business. Hologen will also contribute a portion of the annual funding to MeiraGTx Manufacturing.

As of the Hologen Closing Date, MeiraGTx Manufacturing shall be governed by a board of directors comprised of three representatives designated by MeiraGTx Limited and two representatives designated by Hologen, and certain material business decisions (as further enumerated in the Manufacturing Framework Agreement) will require the approval of at least 70% of the directors then in office.

For a period of twelve months following the Hologen Closing Date, Hologen has an exclusive, irrevocable option to purchase additional shares in MeiraGTx Manufacturing at a specified price, such that following exercise of such option, Hologen shall own 40% of the issued share capital of MeiraGTx Manufacturing in the aggregate.  In the event that Hologen does not exercise its option, we have an exclusive, irrevocable option to purchase all of the shares of MeiraGTx Manufacturing held by Hologen for the same price that Hologen paid for such shares. Such option shall be exercisable anytime beginning on the third anniversary of the Hologen Closing Date and ending three years thereafter.

Recent Development Highlights and Anticipated Milestones

Strategic Collaboration with Hologen AI:

●	We will receive $200 million in upfront cash consideration at closing.
●	We and Hologen will form a joint venture, Hologen Neuro AI Ltd, with additional committed funding from Hologen of up to $230 million into the joint venture to finance the development of the AAV-GAD program in Parkinson’s disease to commercialization, as well as other locally-delivered therapies to the CNS.
●	The joint venture, Hologen Neuro AI Ltd, will use Hologen’s proprietary multi-modal generative foundation models (LMMs).
●	We will hold a 30% ownership in the joint venture and lead all clinical development and manufacturing.
●	Hologen Neuro AI Ltd will enter into both clinical and commercial manufacturing supply agreements with us for exclusive manufacturing of AAV-GAD and other locally-delivered genetic medicines targeting the CNS.
●	Hologen will own a minority stake in our manufacturing subsidiary and will contribute a portion of the annual funding and deploy Hologen’s world leading generative AI capabilities to further accelerate the optimization of our proprietary manufacturing capabilities.

AAV-GAD for the Treatment of Parkinson’s Disease:

●	On May 8th, 2025, the FDA granted Regenerative Medicine Advanced Therapy (RMAT) designation to AAV-GAD for the treatment of Parkinson’s disease not adequately controlled with anti-Parkinsonian medications.
●	This RMAT was awarded following the presentation to the FDA of positive data from 3 clinical studies demonstrating the benefit of AAV-GAD when administered in a one-time stereotactic infusion to the subthalamic nucleus in the brain.
●	A Phase 1 dose escalating clinical study (n=12) was conducted, followed by a double-blind, sham-controlled Phase 2 study (n=45) and a second randomized, double-blind, sham-controlled dose ranging clinical bridging study (n=14).
●	Data from the double-blind, sham-controlled Phase 2 studies show significant clinically meaningful benefit on the standard motor endpoint in Parkinson’s disease, Unified Parkinson’s Disease Rating Scale (UPDRS) Part 3, as well as other validated measures of Parkinson’s symptoms.
●	Through the use of Hologen’s AI technology to analyze the data from double-blind sham controlled studies, disease modifying changes in the circuitry of the brain of the Parkinson’s patients receiving AAV-GAD therapy have been demonstrated. In addition, potentially protective changes in the substantia nigra and regions of the brain involving cognition and mood have been shown following AAV-GAD treatment.
●	We plan to initiate a Phase 3 study of AAV-GAD in the second half of 2025 and will continue to work with the FDA to expedite the development of the program supported by our end-to-end in-house manufacturing capabilities.

RMAT Designation:

The requirements for receiving an RMAT designation include that the drug candidate is an advanced regenerative medicine, in this case a gene therapy; that the therapy is targeting a serious condition, in this case, Parkinson’s disease; and that the applicant has presented clinical evidence demonstrating that the drug candidate has the potential to address an unmet need in the serious condition. The RMAT requirement for clinical data supporting a benefit in an unmet need is a high hurdle, with less than half of all RMAT designation applications granted.

RMAT designation includes the benefits of Fast Track and Breakthrough Therapy designations with rolling review and potential Priority Review of a product’s BLA. RMAT designation also allows for increased interaction with the FDA and immediate multidisciplinary comprehensive discussions of the ongoing product development program, clinical trials and plans for expediting the manufacturing development strategy, both clinical and CMC.

AAV2-hAQP1 for the Treatment of Xerostomia:

●	In December 2024, we were granted RMAT designation by the FDA for AAV2-hAQP1 for the treatment of Grade 2/3 radiation-induced xerostomia.

●	Following FDA interactions over the past three months, we have aligned with the agency on both the clinical and CMC requirements for the ongoing Phase 2 AQUAx2 randomized, double-blind, placebo-controlled study to support a potential BLA.
●	The Phase 2 AQUAx2 (NCT05926765) randomized, double-blind, placebo-controlled study continues to enroll and dose participants at multiple sites in the US, Canada and the U.K.
●	The low dose cohorts have completed enrollment. Screening and enrollment of the remaining high dose cohorts is ongoing with the target for completion of enrollment in the fourth quarter of 2025, and the potential for a BLA filing supported by this study at the end of 2026.

AAV-AIPL1 for LCA4 Caused by Mutations in the AIPL1 Gene:

●	In February 2025, we announced that data demonstrating the efficacy of rAAV8.hRKp.AIPL1 for the treatment of LCA4 were published in The Lancet in a paper titled, “Gene therapy in children with AIPL1-associated severe retinal dystrophy: an open-label, first-in-human interventional study”; we held a webcast to review the data, and a replay of the webcast can be accessed here.
●	As disclosed in the paper, 4 out of 4 young children with the AIPL1-associated retinal dystrophy, LCA4, benefited substantially from unilateral subretinal administration of rAAV8.hRKp.AIPL1 with improved visual acuity, functional vision, and protection against progressive retinal degeneration.
●	Following the strong safety and substantial efficacy demonstrated in this first cohort of 4 children treated unilaterally, a further 7 children were treated bilaterally, and all showed substantial benefit from treatment with rAAV8.hRKp.AIPL1.
●	Meaningful responses have been observed in 11 out of 11 LCA4 children treated to date with rAAV8.hRKp.AIPL1.
●	Following recent meetings with the MHRA, we are in the process of preparing the submission of Marketing Authorization Application (MAA) under exceptional circumstances for rAAV8.hRKp.AIPL1 based on the results from the 11 treated children, with no further clinical data required.
●	We have had positive engagement with the FDA over the past few weeks and aligned with the agency on the requirements in the areas of clinical, non-clinical and CMC to move forward towards a potentially expedited approval in the US.
●	AAV-AIPL1 for the treatment of LCA4 has orphan drug designation in the US and orphan designation in the European Union, and the Offices of Orphan Products Development and Pediatric Therapeutics of the FDA have granted Rare Pediatric Disease Designation (RPDD) to AAV8-RK-AIPL1 for the treatment of LCA4 retinal dystrophy.

Botaretigene Sparoparvovec for the Treatment of X-linked Retinitis Pigmentosa (XLRP):

●	Data from the Phase 3 LUMEOS trial of botaretigene sparoparvovec (bota-vec) for the treatment of X-linked retinitis pigmentosa was presented by Dr. Michael Clark, the primary clinical lead on the study from Johnson & Johnson, at the Foundation Fighting Blindness 2025 Retinal Therapeutics Innovation Summit on May 2nd, 2025.
●	The novel primary endpoint to assess the effect of bilaterial treatment with bota-vec on functional vision as measured by a Visual Mobility Assessment (VMA), or maze, was not met but was directionally supportive.
●	However, all but one of the secondary endpoints, including measures from all three visual domains – Functional Vision, Retinal Function and Visual Function – showed benefit with 95% CI intervals not including 0.
●	These included:
o	Functional Vision: PRO: LLQ Extreme lighting domain score, a patient reported measure;
o	Retinal Function: three measures of retinal sensitivity by static perimetry, 5-point 7-decibel responders in both the Central 30 degrees and also in the full field, as well as mean retinal sensitivity in the central 10 degrees;
o	Visual Function: Low luminance visual acuity (LLVA, ETDRS).
●	In addition, 40% (22/55) of treated patients showed improvement in ≥2 endpoints each in different domains of vision compared to 0% in the control group.
●	Safety profile of bota-vec was as expected and manageable with no new safety signals.
●	>90% of treatment related inflammation adverse events were mild, <10% moderate and none were severe.

●	While the primary endpoint showed a directional trend rather than significance, Dr. Clark described these data as interesting and exciting and stated that the overall totality of the data shows a clinically meaningful improvement in the bota-vec treated population.
●	This randomized, controlled Phase 3 clinical study is the third clinical study using AAV-RPGR for treatment of XLRP to show benefit in retinal sensitivity and other measures of vision with different control arms. Phase 1 (n=13) versus untreated fellow eye, Phase 2 (n=36) unilateral treatment versus randomized untreated control eyes in untreated patients, and the Phase 3 study bilateral treatment versus untreated randomized controls (n=95).
●	XLRP is a rare inherited retinal disease with early onset and progressive degeneration to complete blindness in the third decade of life. There are no treatments for XLRP, and XLRP caused by mutations in the RPGR gene (the target of AAV-RPGR) is one of the most severe forms of Retinitis Pigmentosa (RP).
●	The FDA has granted Fast Track and orphan drug designations to bota-vec and the regulatory authorities in the EU have granted Priority Medicines, or PRIME, advanced therapy medicinal product, or ATMP, and orphan drug designations to bota-vec. Johnson & Johnson Innovative Medicine is the sponsor of this program.
●	We are eligible to receive up to $285 million upon the first commercial sales of bota-vec in the US and EU and manufacturing tech transfer.
●	We also entered into a commercial supply agreement with Johnson & Johnson Innovative Medicine for bota-vec manufacturing, which we anticipate will generate additional revenue during the product launch. As part of this commercial supply agreement, we are currently engaged in finalizing the PPQ documentation to potentially support CMC sections of global regulatory filings.

Riboswitch Gene Regulation Technology Platform for in vivo Delivery:

●	We continue to progress our riboswitch technology platform in multiple potential indications, with an initial focus on obesity and metabolic disease, neuropathic pain and CAR-T.
●	We continue to generate compelling preclinical data with metabolic peptides and hormones, including incretins, myokines and leptin, which suggests greater efficacy on weight loss as well as a positive impact on fat to muscle ratio with certain novel combinations of peptides.
●	Preclinical data mentioned above as well as new data on chronic pain therapies is informing the decision for our first INDs using our riboswitch small molecule platform.
●	We are in dialogue with regulatory agencies and intend to initiate first-in-human studies using the riboswitch platform in 2025.

Manufacturing:

United Kingdom (MeiraGTx UK II Ltd.)

Our UK manufacturing facility holds two authorizations issued by the MHRA:

●	MIA(IMP) Licence (MIA(IMP) 45522) – Authorizing manufacturing, fill-finish, and QC testing of Investigational Medicinal Products (IMPs).
●	Specials Licence (MS 45522) – Authorizing manufacturing, fill-finish, and QC testing of ‘Special’ medicinal products.

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

The latest HPRA inspection in February 2025 was highly successful—both QC licenses were renewed, and viral vector manufacturing was added to the MIA(IMP) license. This means the Shannon site can manufacture material for use in clinical trials, a first-of-its-kind license for a gene therapy facility in Ireland.

Components of Our Results of Operations

Service Revenue – Related Party

Our service revenue consisted of the process performance qualification (“PPQ”) services performed in connection with the Asset Purchase Agreement and related agreements.

Operating Expenses

Our operating expenses since inception have consisted primarily of general and administrative costs and research and development costs. Since 2024, we have incurred expenses classified as cost of service revenue – related party performed in connection with the Asset Purchase Agreement and related agreements.

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

Research and development activities are central to our business model. We expect to continue incurring increasing research and development costs associated with our clinical activities for AAV-hAQP1 for the treatment of radiation-induced xerostomia and xerostomia associated with Sjogren’s syndrome, as well as for AAV-GAD for the treatment of Parkinson’s disease, although certain of these increases relating to AAV-GAD are expected to be offset by the funding provided by Hologen after the anticipated closing of the strategic collaboration we entered into with them. In addition, we expect to continue to incur expenses related to research activities in additional therapeutic areas to expand our pipeline and develop our potentially transformative gene regulation technology.

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

Interest Expense

Interest expense consists of interest expense and amortization of the debt discount in connection with the debt financing described in Note 10 to our condensed consolidated financial statements.

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

Other Comprehensive Loss

Other comprehensive loss includes the following:

Foreign Currency Translation Loss

Revenue and expenses of subsidiaries have been translated into U.S. dollars at average exchange rates prevailing during the period. Assets and liabilities have been translated at the rates of exchange on the condensed consolidated balance sheet date. The resulting translation gain and loss adjustments are recorded directly as a separate component of shareholders’ equity and as other comprehensive loss on the condensed consolidated statements of operations and comprehensive loss.

Critical Accounting Policies and Use of Estimates

Management’s discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and judgements that affect the reporting amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our condensed consolidated financial statements. On an ongoing basis, we evaluate our estimates and judgements, including those related to service revenue, share-based compensation and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgements about the carrying value of assets and liabilities that are not readily apparent from our sources. Actual results may differ from these estimates under different assumptions.

The Company’s critical accounting policies, significant judgements and estimates are included in the Company’s Form 10-K for the year ended December 31, 2024 and Note 2 to our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q.

Results of Operations

Comparison of Three Months Ended March 31, 2025 and 2024

	2025	2024	Change

	(in thousands)
Service revenue - related party	$1,926	$697	$1,229
Operating expenses:
Cost of service revenue - related party	1,378	—	1,378
General and administrative	9,364	13,147	(3,783)
Research and development	32,780	34,322	(1,542)
Total operating expenses	43,522	47,469	(3,947)
Loss from operations	(41,596)	(46,772)	5,176
Other non-operating income (expense)
Foreign currency gain (loss)	3,687	(535)	4,222
Interest income	971	1,097	(126)
Interest expense	(3,043)	(3,250)	207
Gain on sale of nonfinancial assets	—	29,018	(29,018)
Net loss	$(39,981)	$(20,442)	$(19,539)

Service Revenue – Related Party

Service revenue was $1.9 million for the three months ended March 31, 2025, compared to $0.7 million for the three months ended March 31, 2024. The increase of $1.2 million was due to increased progress of PPQ services under the Asset Purchase Agreement and related agreements.

Cost of Service Revenue – Related Party

Cost of service revenue was $1.4 million for the three months ended March 31, 2025, due to progress of PPQ services under the Asset Purchase Agreement and related agreements. There was no cost of service revenue for the three months ended March 31, 2024.

General and Administrative Expenses

General and administrative expenses were $9.4 million for the three months ended March 31, 2025, compared to $13.2 million for the three months ended March 31, 2024. The decrease of $3.8 million was primarily due to a decrease of $1.3 million in share-based compensation, a decrease of $1.3 million in legal and accounting fees, a $1.3 million gain due to the early termination of a lease agreement, a decrease of $0.4 million in consulting fees and a decrease of $0.2 million in other office related costs. These decreases were partially offset by an increase of $0.7 million in payroll and payroll related costs.

Research and Development Expenses

Research and development expenses for the three months ended March 31, 2025 and 2024 were as follows (in thousands):

	For the Three Months Ended March 31,
	2025	2024	Change
Clinical Programs
Botaretigene sparoparvovec	$—	$3,957	$(3,957)
AAV-hAQP1	4,852	1,663	3,189
AAV-CNGB3 / AAV-CNGA3	—	(1,179)	1,179
AAV-GAD	1,459	2,170	(711)
Other ocular diseases	1,445	293	1,152
Manufacturing	17,359	18,360	(1,001)
Preclinical Programs
Gene regulation	2,286	2,499	(213)
Neurodegenerative diseases	426	391	35
Preclinical ocular diseases	625	327	298
Other research and development expenses	4,328	6,493	(2,165)
Gross research and development expenses	32,780	34,974	(2,194)
Johnson & Johnson Innovative Medicine reimbursement	—	(652)	652
Total research and development expenses	$32,780	$34,322	$(1,542)

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

Research and development expenses for the three months ended March 31, 2025 were $32.8 million, compared to $34.3 million for the three months ended March 31, 2024. The decrease of $1.5 million was primarily due to a decrease of $1.0 million in manufacturing costs primarily due to a reclassification of cost of service revenue due to progress of PPQ services provided under the Asset Purchase Agreement and related agreements and a decrease of $2.2 million in other research and development expenses. These decreases were partially offset by a reduction in reimbursements from Johnson & Johnson Innovative Medicine of $0.7 million, an increase of $0.9 million in clinical trial expenses primarily due to an increase in costs associated with our AAV-hAQP1 program and our other ocular disease programs. The increase in clinical trial expenses was partially offset by a decrease in costs related to bota-vec as Johnson & Johnson Innovative Medicine is now primarily funding the expenses related to this program as a result of the Asset Purchase Agreement. Additionally, expenses related to our preclinical programs increased $0.1 million.

Foreign Currency Gain (Loss)

Foreign currency gain was $3.7 million for the three months ended March 31, 2025 compared to a loss of $0.5 million for the three months ended March 31, 2024. The change of $4.2 million was primarily due to the weakening of the U.S. dollar against the pound sterling and euro as it relates to the valuation of our intercompany payables and receivables.

Interest Income

Interest income was $1.0 million for the three months ended March 31, 2025 compared to $1.1 million for the three months ended March 31, 2024. The decrease of $0.1 million was due to lower interest rates and cash balances held in interest bearing accounts during 2025.

Interest Expense

Interest expense was $3.0 million for the three months ended March 31, 2025 compared to $3.2 million for the three months ended March 31, 2024.  The decrease of $0.2 million was primarily due to a lower interest rate in connection with the debt financing described in Note 10 to our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q.

Gain on Sale of Nonfinancial Assets

The gain on sale of nonfinancial assets was $0 for the three months ended March 31, 2025 compared to $29.0 million for the three months ended March 31, 2024. This decrease was a result of the recognition of the $50.0 million milestone during the three months ended March 31, 2024, which was allocated to the nonfinancial assets sold and assigned to Johnson & Johnson Innovative Medicine including the UCLB RPGR License Agreement relating to the research, development, manufacture and exploitation of the RPGR Product, and other related assets described in the Asset Purchase Agreement.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses. For the three months ended March 31, 2025, we used $36.8 million in cash flows from operations. We did not generate positive cash flows from operations during the period and there are no assurances that we will generate positive cash flows in the future. Additionally, there are no assurances that we will be successful in obtaining an adequate level of financing for the development and commercialization of our product candidates. We expect to incur significant expenses and operating losses for the foreseeable future as we advance the preclinical and clinical development of our product candidates. We expect that our research and development and general and administrative costs will increase in connection with conducting preclinical studies and clinical trials for our product candidates, building out internal capacity to have products manufactured to support preclinical studies and clinical trials as well as to manufacture commercial products, expanding our intellectual property portfolio, and providing general and administrative support for our operations. As a result of these incurred and expected expenses we will need additional capital to fund our operations, which we may obtain from additional equity or debt financings, collaborations, licensing arrangements, or other sources.

We do not currently have any approved products and have never generated any revenue from product sales. We have historically financed our operations primarily through cash on hand and proceeds from the sale of our equity securities, the issuance of debt and upfront and milestone payments from the Collaboration Agreement and Asset Purchase Agreement.

Based on our current cash, cash equivalents, accounts receivable – related party, and tax incentive receivable at March 31, 2025, together with the proceeds from the anticipated closing of the strategic collaboration with Hologen, we estimate that we will be able to fund our operating expenses and capital expenditure requirements into 2027 and to repay our debt obligation of $75.0 million to Perceptive (due in August 2026). This estimate does not include the $285.0 million in milestones we are eligible to receive under the Asset Purchase Agreement upon first commercial sale of an RPGR

Product in the United States and in at least one of the United Kingdom, France, Germany, Spain and Italy, for completion of the transfer of certain manufacturing technology to Johnson & Johnson Innovative Medicine and upon regulatory approval of a Johnson & Johnson Innovative Medicine-selected manufacturing facility in each of the United States and European Union for commercial manufacture of the RPGR Product. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect.

Cash Flows

As of March 31, 2025, we had $68.6 million of cash, cash equivalents and restricted cash.

The following table summarizes our sources and uses of cash, cash equivalents and restricted cash for the period presented:

	For the Three Months Ended March 31,
	2025	2024

	(in thousands)
Net cash used in operating activities	$(36,828)	$(36,741)
Net cash (used in) provided by investing activities	(1,710)	27,340
Net cash provided by (used in) financing activities	1,713	(1,270)
Net decrease in cash, cash equivalents and restricted cash	$(36,825)	$(10,671)

Operating Activities

During the three months ended March 31, 2025, our cash used in operating activities of $36.8 million was primarily due to a net loss of $40.0 million as we incurred expenses associated with research activities on our clinical programs, manufacturing of our clinical trial materials, preclinical research programs and general and administrative expenses. The net loss included non-cash income and expense of $3.2 million, which consisted primarily of $4.9 million of share-based compensation, $3.1 million of depreciation and amortization, $0.3 million of non-cash interest and $0.1 million of net change in right-of-use-assets and liabilities offset by $3.7 million of a foreign currency gain, $1.4 million of a gain on termination of lease liabilities and a $0.1 million gain on disposal of equipment, furniture and fixtures.  Additionally, operating assets, consisting of accounts receivable – related party, contract assets – related party, inventory, prepaid expenses, tax incentive receivable and other current assets, decreased by $6.9 million and operating liabilities, consisting of accounts payable, accrued expenses, other current liabilities and deferred revenue – related party, decreased by $7.0 million.

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

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2025 of $1.7 million consisted of purchases of property and equipment for our manufacturing, laboratory and process development facilities.

Net cash provided by investing activities for the three months ended March 31, 2024 of $27.3 million consisted of $29.0 million from proceeds from the sale of nonfinancial assets offset by $1.7 million of purchases of property and equipment for our manufacturing, laboratory and process development facilities.

Financing Activities

Net cash provided by financing activities was $1.7 million for the three months ended March 31, 2025, which consisted of $4.5 million net proceeds from an “at-the-market” offering of our ordinary shares, offset by the payment of $2.8 million to cover tax withholding obligations upon the vesting of restricted share unit awards.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The following section updates “Item 7A. Quantitative and Qualitative Disclosures of Market Risk” in the Annual Report on Form 10-K for the fiscal year ended December 31, 2024 and should be read in conjunction with that report as well as our condensed consolidated financial statements included in “Part 1, Item 1. Financial Statements” of this Quarterly Report on Form 10-Q.

Foreign Currency Exchange Risk

We currently operate in the United States, the United Kingdom and the European Union. Our activities in these jurisdictions expose us to currency exchange rate fluctuations, primarily between the U.S. Dollar and the British pound sterling and euro. When the U.S. Dollar strengthens against these currencies, the U.S. Dollar value of non-U.S. Dollar based losses increases. To the extent that our international activities recorded in local currencies increase in the future, our exposure to fluctuations in currency exchange rates will correspondingly increase. As of March 31, 2025, we did not hold any foreign currency forward contracts. With respect to our foreign currency exposures as of March 31, 2025, we estimate a 10% unfavorable movement in foreign currency exchange rates would have the effect of creating an additional foreign currency loss of approximately $11.0 million within other non-operating income (expense) for the three months ended March 31, 2025.

Interest Rate Risk

We are exposed to market risk as a result of changes in interest rates applicable to borrowings under our Notes Purchase Agreement. Borrowings under the Notes Purchase Agreement bear interest at a fluctuating rate per annum equal to 10.00% plus the secured overnight financing rate (“SOFR”) administered by the Federal Reserve Bank of New York for a one-month tenor, subject to a 1.00% floor. See Note 10 to our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q. We may use interest rate cap derivatives, interest rate swaps or other interest rate hedging instruments to economically hedge and manage interest rate risk with respect to our variable floating rate debt. As of March 31, 2025, the annual interest rate was 14.34% and the outstanding balance of the term loan was $75.0 million. Assuming no change in the outstanding borrowings under the Notes Purchase Agreement, we estimate that a hypothetical 1% increase in the SOFR would increase our annual interest expense by approximately $0.8 million as of March 31, 2025.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are a clinical stage company with limited operating history. We were formed and began operations in 2015. We have never been profitable and do not expect to be profitable in the foreseeable future. We have incurred net losses since inception, including net losses of approximately $40.0 million and $20.4 million for the three months ended March 31, 2025, and 2024, respectively. As of March 31, 2025, we had an accumulated deficit of approximately $742.0 million. Since our inception, we have devoted substantially all of our resources to developing our technology platform, establishing our viral vector manufacturing facilities and plasmid and DNA production facility, developing manufacturing processes, advancing the product candidates in our ophthalmology, salivary gland and neurodegenerative disease programs, research and development activities, including our riboswitch gene regulation platform technology, building our intellectual property portfolio, organizing and staffing our company, developing our business plans, raising capital, securing debt financing and providing general and administrative support for these operations. We have not yet demonstrated an ability to successfully complete large-scale, pivotal clinical trials, obtain marketing approval, manufacture product at a commercial scale, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Given the length of time typically needed to develop a new drug from the time it enters Phase 1 clinical trials to when it is approved for treating patients, if ever, predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing genetic medicine products.

We expect to continue to incur significant expenses and additional operating losses for the foreseeable future as we seek to advance product candidates through preclinical and clinical development, expand our research, development and manufacturing activities, develop new product candidates, build and expand our intellectual product portfolio, complete clinical trials, seek regulatory approval and, if we receive regulatory approval, commercialize our products. Furthermore, the costs of advancing product candidates into each succeeding clinical phase tend to increase substantially over time, including the ongoing Phase 2 AQUAx2 clinical trial of AAV-hAQP1 for the treatment of patients with radiation-induced xerostomia. In addition, we expect to continue incurring increasing research and development costs associated with our clinical activities for AAV-GAD for the treatment of Parkinson’s disease and research, preclinical and clinical activities for our riboswitch platform, although certain of these increases are expected to be offset by the funding provided by Hologen after the anticipated closing of the strategic collaboration we entered into with them. The total costs to advance any of our product candidates to marketing approval in even a single jurisdiction would be substantial. Because of the numerous risks and uncertainties associated with gene therapy product development, we are unable to accurately predict the timing or amount of increased expenses or whether we will be able to begin generating revenue from the commercialization of products or achieve or maintain profitability.

Before we generate any revenue from product sales, each of our programs and product candidates will require additional preclinical and/or clinical development, potential regulatory approval in multiple jurisdictions, manufacturing, building of a commercial organization, substantial investment and significant marketing efforts. Our expenses could increase beyond expectations if we are required by the FDA, UK Medicines and Healthcare products Regulatory Agency (the “MHRA”), European Medicines Agency (the “EMA,”), or other regulatory authorities to perform preclinical studies and clinical trials in addition to those that we currently anticipate. These risks are further described under “—Risks Related to Discovery, Development, Clinical Testing, Manufacturing and Regulatory Approval” and “—Risks Related to Commercialization.” As a result, we expect to continue to incur net losses for the foreseeable future. These net losses have had, and will continue to have, an adverse effect on our shareholders’ equity and working capital.

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

On December 20, 2023, we and MeiraGTx UK II Limited entered into and consummated the Asset Purchase Agreement with Johnson & Johnson Innovative Medicine pursuant to which we sold and assigned to Johnson & Johnson Innovative Medicine, and Johnson & Johnson Innovative Medicine purchased and assumed, the UCLB RPGR License Agreement relating to the research, development, manufacture and exploitation of the RPGR Product, and other related assets as described in the Asset Purchase Agreement. MeiraGTx UK II Limited and Johnson & Johnson Innovative Medicine also entered into a Supply Agreement on December 20, 2023 (the “Supply Agreement”) pursuant to which MeiraGTx UK II Limited, together with its affiliates, will manufacture commercial supply of the RPGR Product for Johnson & Johnson Innovative Medicine for an initial term of four years, with Johnson & Johnson Innovative Medicine having an option to extend the Supply Agreement for a fifth year upon written notification to us.

Under the Asset Purchase Agreement, Johnson & Johnson Innovative Medicine paid us a non-refundable upfront cash purchase price of $65.0 million in December 2023. Additionally, pursuant to and subject to the terms and conditions set forth in the Asset Purchase Agreement, Johnson & Johnson Innovative Medicine agreed to pay us future contingent consideration of up to an aggregate of $350.0 million, as follows: (i) a milestone payment of $50.0 million in connection with the achievement of the initiation of the extension study for the Phase 3 LUMEOS clinical trial for the RPGR Product; (ii) $10.0 million upon completion of certain specified development services for the drug substance for the RPGR Product; (iii) $5.0 million upon completion of certain specified development services for the drug product for the RPGR Product; (iv) $175.0 million upon the first commercial sale of an RPGR Product in the United States; (v) $75.0 million upon the first commercial sale of an RPGR Product in at least one of the United Kingdom, France, Germany, Spain and Italy; (vi) $25.0 million upon completion of the transfer of certain manufacturing technology for drug substance and drug product from us to Johnson & Johnson Innovative Medicine; and (vii) $10.0 million upon regulatory approval of a Johnson & Johnson Innovative Medicine-selected manufacturing facility in each of the United States and European Union for commercial manufacture of the RPGR Product. To date, we received $60.0 million in milestone payments from Johnson & Johnson Innovative Medicine.

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

Our operations have consumed significant amounts of cash since inception. As of March 31, 2025, our cash, cash equivalents and restricted cash were $68.6 million. In addition, we expect to receive $0.7 million from receivables from Johnson & Johnson Innovative Medicine during the second quarter of 2025 in connection with transition services we provided to Johnson & Johnson Innovative Medicine. Based on our cash, cash equivalents, accounts receivable – related party and tax incentive receivable at March 31, 2025, together with the proceeds from the anticipated closing of the strategic collaboration with Hologen, we estimate that such funds will be sufficient to enable us to fund our operating expenses and capital expenditure requirements into 2027 and to repay our debt obligation of $75.0 million to Perceptive (due in August 2026). This estimate does not include the $285.0 million in milestones we are eligible to receive under the Asset Purchase Agreement upon first commercial sale of an RPGR Product in the United States and in at least one of the United Kingdom, France, Germany, Spain and Italy, for completion of the transfer of certain manufacturing technology to Johnson & Johnson Innovative Medicine and upon regulatory approval of a Johnson & Johnson Innovative Medicine-selected manufacturing facility in each of the United States and European Union for commercial manufacture of the RPGR Product. This estimate is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances could cause us to spend more than expected or consume capital significantly faster than we currently anticipate, such as inflation or other factors that may significantly increase our business costs. Because the length of time and activities associated with successful development of our product candidates is uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:

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

We have, and may continue to, opportunistically identify and evaluate strategic opportunities regarding our assets. For example, in March 2025 we entered into a strategic collaboration with Hologen that is subject to customary closing and funding conditions that must be satisfied or waived prior to completion of the transaction. It is possible that the transaction may not be completed or may not be completed as quickly as expected, which could have a material adverse effect on the price of our ordinary shares. In addition, any significant delay in consummating or a failure to consummate the transaction could have a material adverse effect on our future business or operating results. There can be no assurance that we will be successful in our efforts to pursue or advance such options, or identify similar opportunities, or that any potential transaction would be consummated or, if consummated, will provide the anticipated benefits to us or otherwise enhance shareholder value. Any such potential transaction would be dependent upon a number of factors beyond our control, including, without limitation, market conditions, industry trends, the interest of third parties in our assets and whether the terms of any strategic transaction would be acceptable to us. The process of reviewing potential strategic alternatives is time consuming and may be distracting and disruptive to our business operations and long-term planning, which may cause concern to our current or potential customers, employees, investors, strategic partners and other constituencies and may have a material impact on our business and operating results or result in increased volatility in our share price.

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

The regulatory requirements that will govern any novel gene therapy product candidates we develop are not entirely clear and may change. Within the broader genetic medicine field, a limited number of therapeutic products have received approval from the FDA or a marketing authorization, or MA, from the MHRA and European Commission. Even with respect to more established products that fit into the categories of gene therapies or cell therapies, the regulatory landscape is still developing. Regulatory requirements governing gene therapy products and cell therapy products have changed frequently and will likely continue to change in the future. Moreover, there is substantial, and sometimes uncoordinated, overlap in those responsible for regulation of existing gene therapy products and cell therapy products, which could impact the timing and cost of any regulatory approval. For example, in the United States, the FDA has established the Office of Therapeutic Products within its Center for Biologics Evaluation and Research, or CBER, to consolidate the review of gene therapy and related products, and the Cellular, Tissue and Gene Therapies Advisory Committee to advise CBER on its review. Gene therapy clinical trials may also be subject to review and oversight by an institutional biosafety committee and/or an institutional review board, or IRB, which are local institutional committees or boards, as applicable, that review, approve and oversee basic and clinical research conducted at the institution participating in the clinical trial.

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

Post Brexit, marketing authorization applications, or MAAs, for ATMPs in the UK are regulated nationally and assessed in accordance with the general provisions in place for the licensing of medicines, taking the specific requirements for this group of medicines into account. Definitions for individual classes of ATMPs remain unchanged and classification of ATMPs are undertaken by the MHRA. Data, traceability, exemptions from licensing, packaging and post-authorization requirements remain in line with EU requirements transposed into UK law. However, if the EMA issues new guidance on ATMPs going forward, there is a risk of regulatory divergence with the MHRA and separate procedures and standards with which we may need to comply.

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

In addition, the FDA’s and other regulatory authorities’ policies with respect to clinical trials may change and additional government regulations may be enacted. For instance, the regulatory landscape related to clinical trials in the EU has evolved over recent years. As of January 2025, clinical trials (and related applications) in the EU are now fully subject to the provisions of the EU Clinical Trials Regulation, or CTR, which allows sponsors to make a single submission to both the competent authority and an ethics committee in each member state, leading to a single decision per member state and provides for a joint assessment by all member states concerned, and a separate assessment by each member state with respect to specific requirements related to its own territory, including ethics rules. Each member state’s decision is communicated to the sponsor via the centralized EU portal. Once the CTA is approved, clinical study development may proceed. Compliance with the CTR requirements by us and our third-party service providers, such as CROs, may impact our development plans.

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

●the U.S. Physician Payments Sunshine Act and its implementing regulations, which requires certain manufacturers of drugs, devices, biologics and medical supplies that are reimbursable under Medicare, Medicaid, or the Children’s Health Insurance Program, with specific exceptions, to report annually to the government information related to certain payments and other transfers of value to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain non-physician practitioners (physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, anesthesiologist assistants and certified nurse midwives), and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members;

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

We have entered into collaboration agreements with third parties for the development and commercialization of our product candidates, including the Collaboration Agreement with Johnson & Johnson Innovative Medicine for the development and commercialization of AAV-CNGB3, AAV-CNGA3 and bota-vec, which Collaboration Agreement was terminated in December 2023 in connection with our entering into the Asset Purchase Agreement with Johnson & Johnson Innovative Medicine. In addition, in October 2023 we provided Sanofi and its affiliates with a right of first negotiation for use of our riboswitch gene regulation technology for certain Immunology and Inflammation (I&I), including modulation of IL-4 and IL-13, and Central Nervous System (CNS) targets, as well as for GLP-1 and other gut peptides for metabolic disease, and for our Phase 2 xerostomia program, under the Investment Agreement. We also entered into a strategic collaboration with Hologen in March 2025 as described above that is expected to close in the second calendar quarter of 2025 subject to customary closing and funding conditions. We may seek additional collaborative relationships in the future. Failure to obtain a collaborative relationship for our product candidates may significantly impair their commercial potential. We also may need to enter into collaborative relationships to provide funding to support our other research and development programs. The process of establishing and maintaining collaborative relationships is difficult, time-consuming and involves significant uncertainty, such as:

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

As of March 31, 2025, we had 372 employees. If we seek to expand our organization, we may have difficulty identifying, hiring and integrating new personnel. Future growth would impose significant additional responsibilities on our management, including the need to identify, recruit, maintain, motivate and integrate additional employees, consultants and contractors. Also, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities or strategic opportunities related to our assets, loss of employees and reduced productivity among remaining employees. Our growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth. Our growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our potential ability to generate revenue could be reduced and we may not be able to implement our business strategy. Many of the biotechnology companies that we compete against for qualified personnel and consultants have greater financial and other resources, different risk profiles and a longer history in the industry than we do. If we are unable to continue to attract and retain high-quality personnel and consultants, the rate and success at which we can discover and develop product candidates and operate our business will be limited. Alternatively, if we seek to decrease the number of employees in our organization in the future in response to adverse business events, it may lead to additional unanticipated attrition. If our future staffing is inadequate because of additional unanticipated attrition or because we failed to retain the staffing level required to accomplish our business objectives, we may be delayed or unable to continue the development of our product candidates, which could impede our ability to generate revenues and achieve or maintain profitability.

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

The use or anticipated use of new and evolving technologies, such as artificial intelligence (“AI”), by us or third parties may increase or create new operational risks.

We have in the past and will in the future integrate new and evolving technologies, such as AI, into our business. AI technologies offer numerous potential benefits, such as creating or increasing operational efficiencies, and we expect an increase in the use of AI and generative AI by us, third parties on our behalf, and other market actors, including our competitors. However, the deployment of such technologies also poses certain risks, including that the algorithms may be flawed, misused or otherwise function in an unexpected manner; data sets may be insufficient, of poor quality, or contain biased information; and inappropriate or controversial data practices by data scientists, engineers, and end-users could impair results. In addition, use of personal data in generative AI technologies is subject to various privacy laws and other privacy obligations in certain jurisdictions. Governments have passed and may pass additional laws regulating generative AI. The introduction of AI technologies into our operations may potentially result in new or enhanced governmental or regulatory scrutiny, litigation, confidentiality or security risks or other complications. The regulatory landscape governing AI technologies is evolving rapidly, and changes in laws, regulations or enforcement practices may potentially impose new compliance requirements, restrict certain AI applications or increase regulatory obligations.

If the analyses that AI-based applications assist in producing are or are perceived to be deficient, inaccurate or biased, we could be subjected to competitive harm, potential legal liability and brand or reputational harm. Our competitors may also adopt AI or generative AI more quickly or more effectively than we do, which could cause competitive harm. Furthermore, use of AI-based software may lead to the release of confidential information which may impact our ability to realize the benefits of our intellectual property.

The rapid evolution of AI will require the application of significant resources to design, develop, test, oversee and maintain our products and services to help ensure that AI is implemented in accordance with applicable law and regulation and in a socially responsible manner and to minimize any real or perceived unintended harmful impacts. Our vendors or partners may in turn incorporate AI tools into their own offerings, and the providers of these AI tools may not meet existing or rapidly evolving regulatory or industry standards, including with respect to privacy and data security. Further, bad actors around the world use increasingly sophisticated methods, including the use of AI, to engage in illegal activities involving the theft and misuse of personal information, confidential information and intellectual property. Any of these effects could damage our reputation, result in the loss of valuable property and information, cause us to breach applicable laws and regulations, and adversely impact our business.

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

Sales of a substantial number of our ordinary shares in the public market could dilute your ownership interest. Pursuant to an “at-the-market” sales agreement we entered into with BofA Securities, Inc., or BofA, in December 2023, we may sell from time to time, ordinary shares having an aggregate offering price of up to $100.0 million through BofA, acting as our agent. During the three month period ended March 31, 2025, the Company raised gross proceeds of $4.5 million through the sale of 563,379 ordinary shares pursuant to an “at-the-market” equity offering program.  Whether we choose to affect future sales under the “at-the-market” equity offering program will depend on a number of factors, including, among others, market conditions and the trading price of our ordinary shares relative to other sources of capital. The issuance from time to time of ordinary shares through our “at-the-market” equity offering program or in any other equity offering, or the perception that such sales may occur, could have the effect of depressing the market price of our ordinary shares.

Our executive officers, directors and principal shareholders, if they choose to act together, have the ability to significantly influence all matters submitted to shareholders for approval.

As of March 31, 2025, our executive officers, directors and shareholders who owned more than 5% of our outstanding ordinary shares and their respective affiliates, in the aggregate, hold ordinary shares representing approximately 56.0% of our outstanding ordinary shares. In addition, in connection with entering into the Financing

Agreement, we issued to an affiliate of Perceptive Advisors, LLC, our largest shareholder that employs a director serving on our board, warrants to purchase an aggregate of 700,000 of our ordinary shares.

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

Under Cayman Islands law, we may only make distributions by way of dividend out of profits, or out of our share premium account (provided that immediately following the date that the dividend is proposed to be paid we are able to pay our debts as they fall due in the ordinary course of business). We have never declared or paid any cash dividends on our ordinary shares. We currently anticipate that we will retain future earnings for the development, operation and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future. In addition, the Notes Purchase Agreement prohibits us from paying dividends during its term and the terms of existing and future financing agreements may also preclude us from paying dividends. As a result, capital appreciation, if any, of our ordinary shares would be your sole source of gain on an investment in our ordinary shares for the foreseeable future. See the “Dividend Policy” section of our Form 10-K for the year ended December 31, 2024 previously filed with the SEC for additional information.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the three months ended March 31, 2025, none of our directors or “officers” (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” and/or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith

10.1†	Lease Agreement, dated March 31, 2025, between MeiraGTx, LLC and ARE-East River Science Park, LLC.					*
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**
101.INS	Inline XBRL Instance Document					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (Formatted in Inline XBRL and contained in exhibit 101)					*

*     Filed herewith.

**   Furnished herewith.

†     Portions of this exhibit (indicated by asterisks) have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MeiraGTx Holdings plc (Registrant)

Date: May 13, 2025	By:	/s/ Alexandria Forbes
Alexandria Forbes
Chief Executive Officer
(principal executive officer and authorized signatory)

Date: May 13, 2025	By:	/s/ Richard Giroux
Richard Giroux
Chief Financial Officer and Chief Operating Officer
(principal financial officer and principal accounting officer)