Form 10-Q
period 2025-06-30
MeiraGTx Holdings plc
filed 2025-08-14
CIK 1735438

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of July 31, 2025, the registrant had 80,447,477 ordinary shares, $0.00003881 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except share and per share amounts)

	June 30,	December 31,
	2025	2024
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$32,166	$103,659
Accounts receivable - related party	2,319	707
Contract assets - related party	—	950
Inventory	314	385
Prepaid expenses	7,033	6,828
Tax incentive receivable	4,472	8,971
Other current assets	780	2,018
Total Current Assets	47,084	123,518

Property, plant and equipment, net	110,816	102,878
Intangible assets, net	742	821
Restricted cash	2,258	2,009
Other assets	1,093	1,002
Equity method and other investments	6,749	6,749
Right-of-use assets - operating leases, net	5,820	10,576
Right-of-use assets - finance leases, net	24,154	22,198
TOTAL ASSETS	$198,716	$269,751

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$25,586	$23,586
Accrued expenses	15,483	27,414
Lease obligations, current	2,647	4,053
Deferred revenue - related party, current	2,908	4,827
Other current liabilities	6,812	903
Total Current Liabilities	53,436	60,783
Deferred revenue - related party	63,044	57,576
Lease obligations	4,049	7,523
Asset retirement obligations	1,454	2,821
Note payable, net	73,773	73,221
TOTAL LIABILITIES	195,756	201,924
COMMITMENTS AND CONTINGENCIES (Note 11)

SHAREHOLDERS' EQUITY:
Ordinary Shares, $0.00003881 par value, 1,288,327,750 authorized, 80,446,284 and 78,397,380 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	3	3
Capital in excess of par value	791,280	773,565
Accumulated other comprehensive loss	(7,525)	(3,719)
Accumulated deficit	(780,798)	(702,022)
Total Shareholders' Equity	2,960	67,827
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$198,716	$269,751

See Notes to Condensed Consolidated Financial Statements

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

(in thousands, except share and per share amounts)

	For the Three-Month Periods Ended June 30,		For the Six-Month Periods Ended June 30,
	2025	2024	2025	2024

Revenues:
Service revenue - related party	$3,691	$282	$5,617	$979
Total revenue	3,691	282	5,617	979
Operating expenses:
Cost of service revenue - related party	2,676	—	4,054	—
General and administrative	12,313	11,257	21,677	24,404
Research and development	33,495	34,934	66,275	69,256
Total operating expenses	48,484	46,191	92,006	93,660
Loss from operations	(44,793)	(45,909)	(86,389)	(92,681)
Other non-operating income (expense):
Foreign currency gain (loss)	8,624	(284)	12,311	(819)
Interest income	408	827	1,379	1,924
Interest expense	(3,034)	(3,254)	(6,077)	(6,504)
Gain on sale of nonfinancial assets	—	—	—	29,018
Net loss	(38,795)	(48,620)	(78,776)	(69,062)
Other comprehensive loss:
Foreign currency translation loss	(2,459)	(488)	(3,806)	(2,179)
Comprehensive loss	$(41,254)	$(49,108)	$(82,582)	$(71,241)

Net loss	$(38,795)	$(48,620)	$(78,776)	$(69,062)
Basic and diluted net loss per ordinary share	$(0.48)	$(0.76)	$(0.99)	$(1.08)
Weighted-average number of ordinary shares outstanding	80,585,625	64,376,396	79,813,273	64,221,145

See Notes to Condensed Consolidated Financial Statements

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

FOR THE PERIOD ENDED JUNE 30, 2025

(unaudited)

(in thousands, except share amounts)

				Accumulated Other		Total
	Ordinary		Capital in Excess	Comprehensive	Accumulated	Shareholders'
	Shares	Amount	of Par Value	Loss	Deficit	Equity

Balance at December 31, 2024	78,397,380	$3	$773,565	$(3,719)	$(702,022)	$67,827
Share-based compensation activity	457,679	—	2,130	—	—	2,130
Issuance of ordinary shares in at-the-market offering	563,379	—	4,482	—	—	4,482
Issuance costs in connection with ordinary shares	—	—	(12)	—	—	(12)
Other comprehensive loss	—	—	—	(1,347)	—	(1,347)
Net loss for the three-month period ended March 31, 2025	—	—	—	—	(39,981)	(39,981)
Balance at March 31, 2025	79,418,438	3	780,165	(5,066)	(742,003)	33,099
Share-based compensation activity	80,925	—	5,696	—	—	5,696
Issuance of ordinary shares in at-the-market offering	946,921	—	5,433	—	—	5,433
Issuance costs in connection with ordinary shares	—	—	(14)	—	—	(14)
Other comprehensive loss	—	—	—	(2,459)	—	(2,459)
Net loss for the three-month period ended June 30, 2025	—	—	—	—	(38,795)	(38,795)
Balance at June 30, 2025	80,446,284	3	791,280	(7,525)	(780,798)	2,960

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

See Notes to Condensed Consolidated Financial Statements

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	For the Six-Month Periods Ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(78,776)	$(69,062)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	10,551	12,770
Foreign currency (gain) loss	(12,311)	819
Depreciation and amortization	6,271	6,497
Net change in right-of-use assets and liabilities	(138)	(100)
Gain on termination of lease liabilities	(1,365)	—
(Gain) loss on disposal of equipment, furniture and fixtures	(122)	434
Amortization of interest on asset retirement obligations	98	97
Amortization of debt discount	552	546
Gain on sale of nonfinancial assets	—	(29,018)
(Increase) decrease in operating assets:
Accounts receivable - related party	(1,653)	7,764
Contract assets - related party	986	—
Inventory	122	—
Prepaid expenses	144	654
Tax incentive receivable	4,851	9,586
Other current assets	1,394	905
Other assets, net	—	632
Increase (decrease) in operating liabilities:
Accounts payable	(2,968)	5,670
Accrued expenses	(12,595)	(24,928)
Other current liabilities	5,904	—
Deferred revenue - related party	(1,720)	20,537
Net cash used in operating activities	(80,775)	(56,197)

Cash flows from investing activities:
Purchase of property, plant and equipment	(2,944)	(3,007)
Proceeds from sale of equipment, furniture and fixtures	473	—
Proceeds from sale of nonfinancial assets	—	29,018
Net cash provided by investing activities	(2,471)	26,011

Cash flows from financing activities:
Exercise of share options	35	—
Payments of withholdings on shares withheld for income taxes	(2,761)	(2,221)
Proceeds from the issuance of ordinary shares	9,915	3,198
Issuance costs in connection with ordinary shares	(26)	(644)
Net cash provided by financing activities	7,163	333

Net decrease in cash, cash equivalents and restricted cash	(76,083)	(29,853)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	4,839	229
Cash, cash equivalents and restricted cash at beginning of the period	105,668	130,649
Cash, cash equivalents and restricted cash at end of the period	$34,424	$101,025

Supplemental disclosure of non-cash transactions:
Fixed asset acquisitions included in accounts payable and accrued expenses	$892	$1,181
Supplemental disclosure of cash flow information:
Cash paid for interest	$5,557	$5,891

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

Hologen Transactions

On March 9, 2025 (the “Signing Date”), the Company and its affiliates entered into a strategic collaboration with Hologen Limited, a non-cellular company limited by shares incorporated in Guernsey (“Hologen”), and its affiliates.  Hologen is a leading developer of multi-modal generative AI foundation models of real-world clinical data for clinical medicine and pharmaceutical drug development. As part of the strategic collaboration, the Company and Hologen have entered into the Framework Agreements (as defined below), pursuant to which the Company and its affiliates will receive from Hologen an upfront cash payment of $200 million (the “Upfront Payment”) on the Closing Date (as defined below), and Hologen will provide additional funding of up to an additional $230 million as further described below. As part of the strategic collaboration, the Company also received 250,000 Class A shares of Hologen at a nominal price. Furthermore, the Company has the option to receive up to an additional 500,000 Class A shares of Hologen at a nominal price if certain funding obligations as described herein are not met by Hologen. During June 2025, Hologen made a $6.0 million payment as part of its commitment toward the Upfront Payment which is included in other current liabilities, and made an additional $17.0 million payment during the third quarter 2025.

The closing of the transactions contemplated by the Framework Agreements (the “Closing Date”) is expected to occur in the third calendar quarter of 2025, subject to customary closing and funding conditions.

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

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Any reference in these notes to applicable guidance is meant to refer to the authoritative United States generally accepted accounting principles as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”). Certain reclassifications of prior period activities have been made to conform to current year presentation.

Interim Financial Statements

The accompanying condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, the condensed consolidated financial statements include all adjustments (consisting of normal recurring adjustments) necessary in order to make the condensed consolidated financial statements not misleading. Operating results for the six-month period ended June 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2024 included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the “Form 10-K”).

Liquidity

The Company has not yet achieved profitable operations. There is no assurance that profitable operations, if ever achieved, could be sustained on a continuing basis. In addition, development activities, clinical and preclinical testing, and commercialization of the Company’s product candidates will require significant additional financing. The Company’s accumulated deficit at June 30, 2025 totaled $780.8 million, and management expects to incur substantial losses in future periods. The success of the Company is subject to certain risks and uncertainties, including, among others: uncertainty of product development; competition in the Company’s field of use; uncertainty of capital availability; uncertainty in the Company’s ability to enter into agreements and consummate transactions with collaborative partners; expanding and protecting the Company’s intellectual property portfolio; dependence on third parties; and dependence on key personnel. For the six months ended June 30, 2025, the Company used $80.8 million in cash flows from operations and there are no assurances that the Company will generate positive cash flows in the future. Additionally, there are no assurances that the Company will be successful in obtaining an adequate level of financing for the development and commercialization of its product candidates.

As of June 30, 2025, the Company had cash, cash equivalents and restricted cash in the amount of $34.4 million, which consisted of depository and money market accounts held at large international banks. The Company estimates that its cash and cash equivalents on-hand, tax incentive receivable and accounts receivable – related party at June 30, 2025, together with the $17.0 million deposit received from Hologen during the third quarter 2025 and the remaining proceeds from the anticipated closing of the strategic collaboration with Hologen, will be sufficient to cover its expenses for at least the next twelve months from the date of issuance of these condensed consolidated financial statements.

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

MeiraGTx Cell Therapies, a simplified joint stock company, incorporated under the laws of France.

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

	June 30,	December 31,
	2025	2024
Cash and cash equivalents	$32,166	$103,659
Restricted cash	2,258	2,009
Total cash, cash equivalents and restricted cash in the condensed consolidated statement of cash flows	$34,424	$105,668

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

The table below represents the values of the Company's financial assets and liabilities that are required to be measured at fair value on a recurring basis (in thousands):

	Fair Value Measurement Using:
		Significant	Significant Other	Significant
	June 30,	Observable Inputs	Observable Inputs	Unobservable
Description	2025	(Level 1)	(Level 2)	(Level 3)
Cash equivalents	$20,645	$20,645	$—	$—
Restricted cash	$2,258	$2,258	$—	$—

	Fair Value Measurement Using:
		Significant	Significant Other	Significant
	December 31,	Observable Inputs	Observable Inputs	Unobservable
Description	2024	(Level 1)	(Level 2)	(Level 3)
Cash equivalents	$80,930	$80,930	$—	$—
Restricted cash	$2,009	$2,009	$—	$—

At June 30, 2025, the Company's financial instruments included cash and cash equivalents, restricted cash, accounts receivable – related party, and accounts payable. The carrying amounts reported in the Company's condensed consolidated financial statements for these instruments approximates their respective fair values because of the short-term nature of these instruments. In addition, at June 30, 2025, the Company believes the carrying value of the Tranche 1 Notes (as defined in Note 10) approximates fair value as the interest rate is reflective of the rate the Company could obtain on debt with similar terms and conditions.

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

The change in asset retirement obligations is as follows (in thousands):

	For the Six-Month Periods Ended June 30,
	2025	2024
Balance at beginning of period	$2,821	$2,401
Change in estimate	(1,576)	—
Amortization of interest	98	97
Effects of exchange rate changes	111	(8)
Balance at end of period	$1,454	$2,490

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

The Company recognizes grant income when there is reasonable assurance that the Company will comply with the conditions attached to the grant and that it will receive the grant. Grant income from the employment grant is recognized as a deduction from the amount of the related expense, and grant income from the capital grant is deducted from the carrying amount of the related asset and recognized in income over the asset’s useful life in the form of a reduced depreciation charge. The Company received its first drawdown under the grant in 2023, which was comprised of $0.6 million for the employment grant and $0.4 million for the capital grant. The Company received its second drawdown under the grant in 2024, which was comprised of $0.5 million for the employment grant and $0.5 million for the capital grant. During the six-months ended June 30, 2025 and 2024, the Company recognized de minimis grant income as a reduction of research and development expenses in the accompanying condensed consolidated statements of operations and comprehensive loss.

During the five-year period ending on the termination of the grant agreement, Meira Ireland must maintain compliance with the terms of the grant. If the total number of jobs is less than 100 at the time of IDA Ireland’s annual review, the Company may have to repay a portion of the capital grant, and if a job for which the Company received employment grant funding remains vacant for a period in excess of six calendar months, the Company may have to repay the employment grant received for that job. As of June 30, 2025, the Company is in compliance with the terms of the grant.

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

The following securities are considered to be ordinary share equivalents, but were not included in the computation of diluted net loss per ordinary share because to do so would have been anti-dilutive:

	June 30,	June 30,
	2025	2024
Share options	8,060,305	8,336,478
Restricted share units	6,252,250	4,357,250
Deferred share units	—	287,500
Warrants	700,000	700,000
	15,012,555	13,681,228

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

The following table sets forth information about the Company’s single reportable segment and the significant expenses reviewed by the CODM, including a reconciliation to net loss (in thousands):

	For the Three-Month Periods Ended June 30,		For the Six-Month Periods Ended June 30,
	2025	2024	2025	2024
Service revenue - related party	$3,691	$282	$5,617	$979
Operating expenses:
Cost of service revenue - related party	2,676	—	4,054	—
General and administrative	8,607	8,090	14,951	16,949
Clinical programs:
Botaretigene sparoparvovec	—	816	—	1,135
AAV-hAQP1	2,754	4,617	7,606	6,279
AAV-CNGB3 / AAV-CNGA3	—	818	—	(361)
AAV-GAD	8,970	1,466	10,430	3,636
Other ocular diseases	20	—	1,465	293
Manufacturing	8,888	14,838	22,989	33,236
Preclinical programs:
Gene regulation	3,241	3,101	5,527	5,600
Neurodegenerative diseases	298	361	724	751
Preclinical ocular diseases	1,162	583	1,787	910
Other research and development[1]	3,019	3,732	5,651	7,874
Johnson & Johnson Innovative Medicine reimbursement	—	(1,257)	—	(1,909)
Share-based compensation	5,659	5,806	10,551	12,770
Depreciation and amortization	3,190	3,220	6,271	6,497
Total operating expenses	48,484	46,191	92,006	93,660
Other segment items[2]	5,998	(2,711)	7,613	23,619
Segment net loss	$(38,795)	(48,620)	$(78,776)	(69,062)
Net loss	$(38,795)	$(48,620)	$(78,776)	$(69,062)

1 Other research and development is comprised of all other costs including payroll and payroll related costs, travel, rent and facilities costs and other non-program specific expenses.

2 Other segment items is comprised of foreign currency gain (loss), interest income, interest expense and gain on sale of nonfinancial assets.

The Company’s service revenue and deferred revenue from the Asset Purchase Agreement and related agreements were generated in the United Kingdom.

The following table summarizes long-lived assets by geographical area (in thousands):

	June 30,	December 31,
	2025	2024
United States	$2,494	$7,209
United Kingdom	28,725	28,419
European Union	110,313	100,845
	$141,532	$136,473

Recent Accounting Pronouncements Not Yet Adopted

In October 2023, the FASB issued ASU 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative. This update includes a number of amendments to clarify or improve disclosure and presentation requirements of a variety of topics in order to allow users to more easily compare entities subject to the SEC’s existing disclosures with those entities that were not previously subject to the requirements and to align the requirements in the FASB accounting standard codification with the SEC’s regulations. The effective date for each amendment will be the date on which the SEC’s removal of that related disclosure requirement from Regulation S-X or Regulation S-K becomes effective, with early adoption prohibited. The Company does not expect that the application of this standard will have an impact on its consolidated financial statements.

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

In July 2025, the FASB issued ASU 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. This amendment introduces a practical expedient for the application of the current expected credit loss model to current accounts receivable and contract assets. The guidance is effective for annual periods beginning after December 15, 2025, and interim periods within those annual reporting periods. Early adoption is permitted. The Company is currently evaluating the timing of the adoption and the impact of this ASU on its consolidated financial statements and related disclosures.

3.       Equity Method and Other Investments

The Company’s investments consist of the following (in thousands):

		June 30, 2025
Investee	Investment Type	Ownership Percentage	Carrying Value	Cost Basis
Visiogene LLC	Equity Method Investment	25.0%	$5,133	$5,165
Other	Equity Investment	0.9%	1,616	1,500
Total equity method and other investments			$6,749	$6,665

4.       Accrued Expenses

Accrued expenses for the periods presented are comprised of the following (in thousands):

	June 30,	December 31,
	2025	2024
Professional fees	$4,925	$6,326
Research and development	3,254	2,234
Manufacturing costs	2,239	1,540
Clinical trial costs	1,879	3,864
Compensation and benefits	1,790	11,197
Consulting	1,055	1,530
Fixed assets	102	326
Rent and facilities costs	79	257
Other	160	140
	$15,483	$27,414

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

Options

A summary of the Company’s share option activity related to employees, non-employee members of the board of directors and non-employee consultants as of December 31, 2024 and for the six-month period ended June 30, 2025 is as follows (in thousands, except share and per share amounts):

			Weighted-
		Weighted-	Average
		Average	Remaining
	Number of	Exercise	Contractual
	Options	Price	Term (years)
Outstanding at December 31, 2024	8,232,587	$12.57	5.35	years
Granted	222,050	$6.07
Exercised	(6,563)	$5.29
Forfeited	(387,769)	$15.55
Outstanding at June 30, 2025	8,060,305	$12.26	5.11	years
Options exercisable at June 30, 2025	6,951,648	$12.79	4.65	years
Options vested and expected to vest at June 30, 2025	8,060,305	$12.26	5.11	years
Aggregate intrinsic value of options outstanding as of June 30, 2025	$2,004
Aggregate intrinsic value of options exercisable as of June 30, 2025	$1,827

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

The Company recorded the following share-based compensation expense in connection with the options for the three-month and six-month periods ended June 30, 2025 and 2024 (in thousands):

	Three-Month Periods Ended June 30,
	2025	2024
Research and development	$842	$1,579
General and administrative	500	1,024
Total share-based compensation	$1,342	$2,603

	Six-Month Periods Ended June 30,
	2025	2024
Research and development	$1,783	$3,214
General and administrative	1,095	2,077
Total share-based compensation	$2,878	$5,291

The total fair value of options vested during the three-month periods ended June 30, 2025 and 2024 was $1.4 million and $3.2 million, respectively.

The total fair value of options vested during the six-month periods ended June 30, 2025 and 2024 was $3.4 million and $7.5 million, respectively.

The weighted-average grant date fair value of options granted during the six-month period ended June 30, 2025 and 2024 was $3.85 and $3.91 per share, respectively.

The grant date fair values of the share options granted were estimated using the Black-Scholes option valuation model with the following ranges of assumptions:

	2025	2024
Risk-free interest rate	3.81 - 4.13%	4.04 - 4.17%
Expected volatility	67%	67%
Expected dividend yield	0%	0%
Expected term (in years)	6.01	3.6 - 6.1

As of June 30, 2025, the total compensation expense relating to unvested options granted that had not yet been recognized was $6.2 million, which is expected to be realized over a period of 3.9 years. The Company will issue shares upon exercise of options from ordinary shares reserved under the Plans.

Restricted Share Units

A summary of the Company’s RSU activity related to employees, non-employee members of the board of directors and non-employee consultants as of December 31, 2024 and for the six-month period ended June 30, 2025 is as follows:

		Weighted-
	Number of	Average
	Restricted	Grant Date
	Share Units	Fair Value
Outstanding at December 31, 2024	4,252,250	$8.91
Granted	3,174,500	$6.17
Vested	(1,162,500)	$11.42
Forfeited	(12,000)	$6.16
Outstanding at June 30, 2025	6,252,250	$7.06

RSUs granted generally vest 50% on the second anniversary of the date of grant and 25% on the third and fourth anniversaries of the date of grant. Annual RSUs granted to directors generally vest in a single installment on the earliest to occur of the first anniversary of the grant date or the day immediately prior to the date of the next annual meeting of the Company’s shareholders occurring after the date of grant. The RSUs granted to the directors in June 2021 will be paid on or within 30 days after the date a director ceases to serve on the board. For RSUs granted in June 2022 and future years, the directors may annually elect whether to defer the payment of their annual RSU awards under the Deferred Compensation Plan for Non-Employee Directors, which was adopted by the board on December 17, 2021. During the three and six months ended June 30, 2025, 225,000 RSUs granted to Directors vested and payment of shares was deferred. As of June 30, 2025, there were 497,500 vested shares that have been deferred and are excluded from ordinary shares outstanding. The related share-based compensation expense, which is recognized ratably over the requisite service period, is included in general and administrative and research and development expenses, as applicable, in the condensed consolidated statements of operations and comprehensive loss.

The Company recorded the following share-based compensation expense in connection with the RSUs for the three-month and six-month periods ended June 30, 2025 and 2024 (in thousands):

	Three-Month Periods Ended June 30,
	2025	2024
Research and development	$1,249	$1,253
General and administrative	3,073	1,954
Total share-based compensation	$4,322	$3,207

	Six-Month Periods Ended June 30,
	2025	2024
Research and development	$2,356	$2,493
General and administrative	5,317	4,986
Total share-based compensation	$7,673	$7,479

As of June 30, 2025, the total compensation expense relating to unvested RSUs granted that had not yet been recognized was $33.7 million, which is expected to be realized over a period of 3.8 years.

To satisfy employee minimum statutory tax withholding requirements for restricted share units that vest, the Company withholds a portion of the vested ordinary shares. During the six months ended June 30, 2025 and 2024, the Company withheld 405,459 and 348,652 ordinary shares with a total value of approximately $2.7 million and $2.2 million, respectively. These amounts are presented as a cash outflow from financing activities in the accompanying condensed consolidated statement of cash flows.

During the three-month and six-month periods ended June 30, 2025 and 2024, the Company recognized total share-based compensation expense in the accompanying condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three-Month Periods Ended June 30,
	2025	2024
Research and development	$2,091	$2,832
General and administrative	3,573	2,978
Total share-based compensation	$5,664	$5,810

	Six-Month Periods Ended June 30,
	2025	2024
Research and development	$4,139	$5,707
General and administrative	6,412	7,063
Total share-based compensation	$10,551	$12,770

The Company does not expect to realize any tax benefits from its share option activity or the recognition of share-based compensation expense because the Company currently has net operating losses and has a full valuation allowance against its deferred tax assets. Accordingly, no amounts related to excess tax benefits have been reported in cash flows from operations or cash flows from financing activities for the six-month periods ended June 30, 2025 and 2024.

6.       Ordinary Shares

At-the-Market

In December 2023, the Company entered into an “at-the-market” sales agreement with BofA Securities, Inc., or BofA, pursuant to which the Company may sell from time to time, ordinary shares having an aggregate offering price of up to $100.0 million through BofA, acting as the Company’s agent. During the six-month period ended June 30, 2025, the Company raised gross proceeds of $9.9 million through the sale of 1,510,300 ordinary shares pursuant to an “at-the-market” equity offering program. Under the “at-the-market” equity program which is currently effective and may remain available for the Company to use in the future, the Company may sell an additional $81.8 million of ordinary shares. Whether the Company chooses to affect future sales under the “at-the-market” equity offering program will depend on a number of factors, including, among others, market conditions and the trading price of the Company’s ordinary shares relative to other sources of capital.

7.       Income Taxes

The Company did not record a provision for income taxes for the three-month and six-month periods ended June 30, 2025 and 2024, as the Company has generated losses for all periods.

The Company periodically evaluates the realizability of its deferred tax assets based on all available evidence, both positive and negative. The realization of deferred tax assets is dependent on the Company’s ability to generate sufficient future taxable income during periods prior to the expiration of tax attributes to fully utilize these assets. The Company weighed both positive and negative evidence and determined that there is a continued need for a full valuation allowance on its deferred tax assets (after consideration of the reversal of the deferred tax liabilities for the ROU assets and fixed assets) in the United States, United Kingdom, Ireland and Netherlands as of June 30, 2025. Should the Company determine that it would be able to realize its remaining deferred tax assets in the foreseeable future, an adjustment to its remaining deferred tax assets would cause a material increase to income in the period such determination is made.

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

During the six-month period ended June 30, 2024, the Company recognized a gain of $29.0 million related to the sale of nonfinancial assets which is included in other income in the condensed consolidated statements of operations and comprehensive loss. There was no gain on sale of nonfinancial assets recognized during the six-month period ended June 30, 2025.

As of June 30, 2025, the aggregate transaction price allocated to unsatisfied performance obligations was $66.0 million which the Company expects to recognize over an estimated period of approximately 2.5 years.

A summary of the deferred revenue is as follows (in thousands):

Deferred revenue at December 31, 2024	$62,403
Other amounts collected or invoiced	599
Deferred revenue recognized as service revenue during the six-month period ended June 30, 2025	(2,298)
Effects of exchange rate changes	5,248
Deferred revenue at June 30, 2025	$65,952

During the three-month periods ended June 30, 2025 and 2024, the Company recognized $1.6 million and $0.3 million, respectively, of deferred revenue – related party as service revenue in connection with PPQ services under the Asset Purchase Agreement and related agreements.

During the six-month periods ended June 30, 2025 and 2024, the Company recognized $2.3 million and $1.0 million, respectively, of deferred revenue – related party as service revenue in connection with PPQ services under the Asset Purchase Agreement and related agreements.

During the three-month period ended June 30, 2025, the Company recognized $3.7 million of service revenue, inclusive of the $1.6 million of deferred revenue – related party recognized as service revenue, based on cumulative progress of PPQ services under the Asset Purchase Agreement and related agreements. The Company recognized

$1.3 million during the three-month period ended June 30, 2024 related to transition services the Company provided to Johnson & Johnson Innovative Medicine which was recorded as an offset to research and development expense.

During the six-month period ended June 30, 2025, the Company recognized $5.6 million of service revenue, inclusive of the $2.3 million of deferred revenue – related party recognized as service revenue, based on cumulative progress of PPQ services under the Asset Purchase Agreement and related agreements. The Company recognized $1.6 million during the six-month period ended June 30, 2024 related to transition services the Company provided to Johnson & Johnson Innovative Medicine which was recorded as an offset to research and development expense.

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

Total rent expense under these leases was $1.3 million and $1.4 million for the three-month periods ended June 30, 2025 and 2024, respectively.

Total rent expense under these leases was $2.5 million and $2.9 million for the six-month periods ended June 30, 2025 and 2024, respectively.

There were no leases recognized during the six-month periods ended June 30, 2025 and 2024.

During the three months ended March 31, 2025, the Company determined that it was reasonably certain to exercise its early termination option on an operating lease for laboratory and office space, resulting in a remeasurement of the ROU asset and lease liability reflected in the accompanying condensed consolidated balance sheets. The components of lease cost for the three-month and six-month periods ended June 30, 2025 and 2024 are as follows (in thousands):

	Three-Month Periods Ended June 30,
	2025	2024
Finance lease cost
Amortization of right-of-use assets	$305	$281
Total finance lease cost	305	281
Operating lease cost	1,113	1,437
Short-term lease cost	100	41
Total lease cost	$1,518	$1,759

	Six-Month Periods Ended June 30,
	2025	2024
Finance lease cost
Amortization of right-of-use assets	$588	$560
Total finance lease cost	588	560
Operating lease cost	2,397	2,872
Short-term lease cost	195	87
Total lease cost	$3,180	$3,519

Amounts reported in the condensed consolidated balance sheets for leases where the Company is the lessee as of June 30, 2025 and December 31, 2024 were as follows (in thousands):

	June 30,		December 31,
	2025		2024
Operating leases
Right-of-use assets	$5,820		$10,576
Capitalized lease obligations	$6,696		$11,576
Finance leases
Right-of-use assets	$24,154		$22,198
Weighted-average remaining lease term
Operating leases	3.9	years	3.6	years
Finance leases	173.4	years	173.9	years
Weighted-average discount rate
Operating leases	11.7%		8.8%
Finance leases	8.0%		8.0%

Other information related to leases for the three-month and six-month periods ended June 30, 2025 and 2024 are as follows (in thousands):

	Three-Month Periods Ended June 30,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$1,256	$1,432

	Six-Month Periods Ended June 30,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$2,457	$2,851

Future minimum lease payments under non-cancellable leases as of June 30, 2025 are as follows (in thousands):

Operating Leases
2025	$1,511
2026	2,597
2027	1,638
2028	1,432
2029	610
Total undiscounted lease payments	$7,788
Less: Imputed interest	(1,092)
Total lease liabilities	$6,696

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

The Notes Purchase Agreement provides for an initial $75.0 million notes issuance (the “Tranche 1 Notes”).  Pursuant to the First Consent and Amendment, the Company was able to request in its sole discretion, and Perceptive agreed to subscribe to purchase upon such request, an additional $25.0 million notes issuance (the “Tranche 2 Notes”) at any time before August 2, 2024 subject to the terms of the Notes Purchase Agreement. Previously, the Company’s request for issuance of the Tranche 2 Notes was to be determined at Perceptive’s sole discretion. The Notes Purchase Agreement matures on August 2, 2026 and is interest-only during the term. The Company has the option to redeem outstanding principal notes at any time along with an applicable early redemption fee. Under each of the First Consent and Amendment and the Second Consent and Amendment, the Notes Purchase Agreement was amended to increase the applicable early redemption fee. Outstanding amounts under the Notes Purchase Agreement bear interest at a fluctuating rate per annum equal to 10.00% plus the secured overnight financing rate administered by the Federal Reserve Bank of New York for a one-month tenor, subject to a 1.00% floor. The annual interest rate was 14.33% at June 30, 2025. As of June 30, 2025, the outstanding balance of the Tranche 1 Notes was $75.0 million plus accrued interest of $2.7 million. During the three-month periods ended June 30, 2025 and 2024, the Company recorded interest expense of $2.7 million and $2.9 million, respectively. During the six-month periods ended June 30, 2025 and 2024, the Company recorded interest expense of $5.4 million and $5.8 million, respectively.

The Company’s obligations under the Notes Purchase Agreement are secured by the Company’s London, UK and Shannon, Ireland manufacturing facilities, $3.0 million of the Company’s cash and the bank accounts of the Subsidiary Guarantors, and the issued and outstanding equity interests of the Subsidiary Guarantors.

The Notes Purchase Agreement imposes certain covenants and restrictions on the Company and the Subsidiary Guarantors, including restrictions pertaining to: (i) the incurrence of additional indebtedness, (ii) limitations on liens, (iii) limitations on certain investments, (iv) making distributions, dividends and other payments, (v) mergers, consolidations and acquisitions, (vi) dispositions of assets, (vii) the Company’s maintenance of at least $3.0 million in a U.S. bank account, (viii) transactions with affiliates, (ix) changes to governing documents, (x) changes to certain agreements and leases and (xi) changes in control; however, certain of these restrictions contain exceptions which allow the Company to license, sell and monetize assets in its AAV-hAQP1 program in development to treat radiation-induced xerostomia, its AAV-GAD program in development to treat Parkinson’s disease and its gene regulation platform technologies. As of June 30, 2025, the Company is in compliance with all covenants.

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

The Company also capitalized certain lender and legal costs associated with the Notes Purchase Agreement totaling $2.1 million, which were recorded as a discount to the loan. The aggregate discount of $4.4 million is being amortized to interest expense over the term of the Notes Purchase Agreement. The Company amortized $0.3 million of the discount to interest expense during each of the three-month periods ended June 30, 2025 and 2024. The Company amortized $0.6 million and $0.5 million of the discount to interest expense during the six-month periods ended June 30, 2025 and 2024, respectively.

11. Commitments and Contingencies

There were no new material commitments or contingencies entered into during the six-month period ended June 30, 2025.

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

Our discussion of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). Since our formation, we have devoted substantially all of our resources to developing our technology platform, establishing our viral vector manufacturing facilities and our GMP plasmid and DNA production facility and developing manufacturing processes, advancing the product candidates in our ophthalmology, salivary gland and neurodegenerative disease programs, building our intellectual property portfolio, organizing and staffing our Company, developing our business plan, raising capital, and providing general and administrative support for these operations. To date, we have financed our operations primarily with cash on hand, proceeds from the sales of our equity securities, debt financing and upfront and milestone payments in connection with the Collaboration, Option and License Agreement with Johnson & Johnson Innovative Medicine (formerly known as Janssen Pharmaceuticals, Inc.), dated as of January 30, 2019 (the “Collaboration Agreement”), which also provided us with research funding, and the Asset Purchase Agreement, dated as of December 20, 2023, we entered into with Johnson & Johnson Innovative Medicine (the “Asset Purchase Agreement”) pursuant to which we sold and assigned to Johnson & Johnson Innovative Medicine, and Johnson & Johnson Innovative Medicine purchased and assumed, that certain License Agreement, dated February 5, 2019, by and between UCL Business Plc (now UCL Business Ltd.) (“UCLB”), on the one hand, and MeiraGTx UK II Limited and MeiraGTx Limited, on the other hand (the “UCLB RPGR License Agreement”), relating to the research, development, manufacture and exploitation of botaretigene sparoparvovec, or bota-vec (formerly referred to as AAV-RPGR), for the treatment of X-linked retinitis pigmentosa related to mutations in the retinitis pigmentosa GTPase regulator gene, or XLRP-RPGR (the “RPGR Product”), and other related assets as described in the Asset Purchase Agreement. Through June 30, 2025, we received gross proceeds of approximately $632.2 million from sales of our equity securities, gross proceeds of approximately $75.0 million from issuance of debt, $130.0 million in upfront and milestone payments from the Collaboration Agreement with Johnson & Johnson Innovative Medicine, and $125.0 million from the Asset Purchase Agreement with Johnson & Johnson Innovative Medicine. As of June 30, 2025, we had cash, cash equivalents and restricted cash of $34.4 million, as well as $2.3 million in receivables due from Johnson & Johnson Innovative Medicine in connection with PPQ and transition services we provided to Johnson & Johnson Innovative Medicine.

We are a clinical stage company and have not generated any product revenues to date. We have ongoing clinical development programs and a broad pipeline of preclinical programs. Since inception, we have incurred significant operating losses. Our net losses for the three-month periods ended June 30, 2025 and 2024 were $38.8 million and $48.6 million, respectively. Our net losses for the six-month periods ended June 30, 2025 and 2024 were $78.8 million and $69.1 million, respectively. As of June 30, 2025, we had an accumulated deficit of $780.8 million. We do not expect to generate revenue from sales of products unless and until we successfully initiate and complete clinical development and obtain regulatory approval for any product candidates, or satisfy our third party obligations.

Our total operating expenses for the three-month periods ended June 30, 2025 and 2024 were $48.5 million and $46.2 million, respectively. For the six-month periods ended June 30, 2025 and 2024, our total operating expenses were $92.0 million and $93.7 million, respectively. We expect to continue incurring costs associated with our clinical activities for AAV-hAQP1 for the treatment of radiation-induced xerostomia and xerostomia associated with Sjogren’s syndrome, AAV-GAD for the treatment of Parkinson’s disease, as well as costs associated with the delivery of services under the Asset Purchase Agreement and related agreements. We also incurred expenses during the six-month period ended June 30, 2025 and expect to continue to incur expenses related to research activities in additional therapeutic areas to expand our pipeline, developing our potentially transformative gene regulation technology, hiring additional personnel as needed in manufacturing, research, clinical operations, quality and other functional areas, and associated cash and share-based compensation expense, as well as the further development of internal manufacturing capabilities and capacity and other associated costs including the management of our intellectual property portfolio.

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

Based on our cash, cash equivalents, accounts receivable – related party and tax incentive receivable at June 30, 2025, together with the $17.0 million deposit received from Hologen Limited during the third quarter 2025 and the remaining proceeds from the anticipated closing of the strategic collaboration with Hologen Limited as described below, we estimate that such funds will be sufficient to enable us to fund our operating expenses and capital expenditure requirements into 2027 and to repay our debt obligation of $75.0 million to Perceptive (due in August 2026). This estimate does not include the $285.0 million in milestones we are eligible to receive under the Asset Purchase Agreement upon first commercial sale of an RPGR Product in the United States and in at least one of the United Kingdom, France, Germany, Spain and Italy, for completion of the transfer of certain manufacturing technology to Johnson & Johnson Innovative Medicine and upon regulatory approval of a Johnson & Johnson Innovative Medicine-selected manufacturing facility in each of the United States and European Union, or EU, for commercial manufacture of the RPGR Product. We have based these estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. See “Liquidity and Capital Resources.” Because of the numerous risks and uncertainties associated with the development of our product candidates, any future product candidates, our platform and technology and because the extent to which we may enter into collaborations with third parties for development of any of our product candidates is unknown, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidates.

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

Hologen Transactions

On March 9, 2025 (the “Hologen Signing Date”), we and our affiliates entered into a strategic collaboration with Hologen Limited, a non-cellular company limited by shares incorporated in Guernsey (“Hologen”), and its affiliates. Hologen is a leading developer of multi-modal generative AI foundation models of real-world clinical data for clinical medicine and pharmaceutical drug development. As part of the strategic collaboration, we and Hologen entered into the Framework Agreements (as defined below), pursuant to which we and our affiliates will receive from Hologen an upfront cash payment of $200 million (the “Upfront Payment”) on the Hologen Closing Date (as defined below), and Hologen will provide additional funding of up to an additional $230 million as further described below. As part of the strategic collaboration, we also received 250,000 Class A shares of Hologen at a nominal price. Furthermore, we have the option to receive up to an additional 500,000 Class A shares of Hologen at a nominal price if certain funding obligations as described herein are not met by Hologen. During June 2025, Hologen made a $6.0 million payment as part of its commitment toward the Upfront Payment, and made an additional $17.0 million payment during the third quarter 2025.

The closing of the transactions contemplated by the Framework Agreements (the “Hologen Closing Date”) is expected to occur in the third calendar quarter of 2025, subject to customary closing and funding conditions.

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

Acquisition of Smart Immune Assets

In July 2025, our new, wholly-owned French subsidiary MeiraGTx Cell Therapies acquired through a French insolvency proceeding certain assets and operations of Smart Immune, a French clinical-stage biotechnology company that developed ProTcell, a T-cell progenitor-based cell therapy platform that harnesses the patient’s own thymus to rapidly re-arm the immune system against a wide range of potential conditions, including cancer and autoimmune conditions. Following a public tender process, the Paris court of economic activities chose our offer to acquire a majority of Smart Immune’s assets and operations, including twenty of its employees. We paid a purchase price of €250,000 plus a €100,000 transfer fee under a license agreement. As a result of the acquisition, we intend to advance the development of, among other things, off-the-shelf, allogenic ProTcell-derived CAR-T therapies that incorporate our riboswitch technology platform.

Recent Development Highlights and Anticipated Milestones

AAV2-hAQP1 for the Treatment of Radiation-Induced Xerostomia:

●	In December 2024, we were granted RMAT designation by the FDA for AAV2-hAQP1 for the treatment of Grade 2/3 RIX.
●	Following FDA interactions through the RMAT meeting process, we have aligned with the Agency on both the CMC and clinical requirements for the ongoing Phase 2 AQUAx2 randomized, double-blind, placebo-controlled study to support a potential BLA.
●	The use of a single Patient Reported Outcome (PRO) as primary endpoint, the 12-month timeframe for the primary outcome measure, the pooling of placebo arms, and the statistical analyses are aligned with the FDA.
●	The Phase 2 AQUAx2 (NCT05926765) randomized, double-blind, placebo-controlled study is currently enrolling the final high dose cohorts at multiple sites in the US, Canada and the U.K. with the target for completion of enrollment in the fourth quarter of 2025, and the potential for pivotal data read out late 2026.
●	Plans for process performance qualification (PPQ) for AAV-hAQP1 manufactured in-house at MeiraGTx to support the BLA filing are underway following guidance and alignment with the FDA.

Additional indications for AAV2-hAQP1

●	Pre-clinical data supports the use of AAV2-hAQP1 in xerostomia in Sjogren’s disease.
●	Additionally, this same AAV2-hAQP1 treatment has the potential to address xerostomia resulting from the use of PSMA radioligand treatments, as well as prophylaxis for xerostomia caused by this class of treatment.
●	Importantly, manufacturing of AAV2-hAQP1 for all additional indications will be in-house at MeiraGTx and will be the same potentially commercially approved manufacturing process as used for AAV2-hAQP1 in the current pivotal RIX study.

AAV-GAD for the Treatment of Parkinson’s Disease:

●	On May 8th, 2025, the FDA granted Regenerative Medicine Advanced Therapy (RMAT) designation to AAV-GAD for the treatment of Parkinson’s disease not adequately controlled with anti-Parkinsonian medications.
●	This RMAT was awarded following the presentation to the FDA of positive data from 3 clinical studies demonstrating the benefit of AAV-GAD when administered in a one-time stereotactic infusion to the subthalamic nucleus in the brain, Phase 1 dose escalation study (n=14), double blind sham-surgery controlled Phase 2 study (n=45) and double blind sham-surgery controlled Phase 1/2 clinical bridging study (n=14).
●	In July 2025 the FDA completed a Good Clinical Practice (GCP) inspection of the recent AAV-GAD double blind randomized sham-surgery controlled bridging study resulting in a clean inspection with zero observations and no Form 483.
●	We and our partner Hologen are currently in discussion with the FDA around use of AI driven analysis of imaging data from the proposed double-blind, sham-surgery controlled Phase 3 study with the potential to support a disease modification claim on the label for AAV-GAD for the treatment of Parkinson’s disease.
●	We plan to initiate this Phase 3 study of AAV-GAD in 2025 and will continue to work with the FDA to expedite the development of the program supported by our end-to-end in-house manufacturing capabilities.

Strategic Collaboration with Hologen AI:

●	We and Hologen received clearances and approvals under the foreign direct investment laws (FDI) of the United Kingdom in the second quarter of 2025.
●	We have received $23 million of the $200 million in cash consideration due post-FDI clearance, with the remainder expected in the third quarter of 2025, and we will be granted an additional 250,000 Class A shares of Hologen.
●	We and Hologen are forming a joint venture, Hologen Neuro AI Ltd, with additional committed funding from Hologen of up to $230 million into the joint venture to finance the development of the AAV-GAD program in Parkinson’s disease to commercialization, as well as other locally-delivered therapies to the CNS.
●	The joint venture, Hologen Neuro AI Ltd, will use Hologen’s proprietary multi-modal generative foundation models (LMMs).
●	We will hold a 30% ownership in the joint venture and lead all clinical development and manufacturing.
●	Hologen Neuro AI Ltd will enter into both clinical and commercial manufacturing supply agreements with us for exclusive manufacturing of AAV-GAD and other locally-delivered genetic medicines targeting the CNS.
●	Hologen will own a minority stake in our manufacturing subsidiary and will contribute a portion of the annual funding and deploy Hologen’s world leading generative AI capabilities to further accelerate the optimization of our proprietary manufacturing capabilities.
●	As part of the Hologen collaboration we are moving forward with a new program for treatment of severe chronic neuropathic pain using the local delivery of an undisclosed vector. This includes trigeminal neuralgia, one of the most severe forms of pain and intractable to treatment. This program is expected to enter the clinic in 2025 with material manufactured in house at MeiraGTx.

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

AAV-AIPL1 for LCA4 Caused by Mutations in the AIPL1 Gene:

●	In February 2025, we announced that data demonstrating the efficacy of rAAV8.hRKp.AIPL1 for the treatment of LCA4 were published in The Lancet in a paper titled, “Gene therapy in children with AIPL1-associated severe retinal dystrophy: an open-label, first-in-human interventional study”; the Company held a webcast to review the data, and a replay of the webcast can be accessed here.
●	Meaningful responses were observed in 11 out of 11 LCA4 children treated to date with AAV-AIPL1, with all children treated who were blind at birth now able to see following treatment with AAV-AIPL1.
●	Following discussions with both the MHRA and FDA, based on the clinical data from the 11 treated children, and feedback from both agencies on a potentially expedited CMC PPQ package, we are preparing the submission of an MAA in the UK and a BLA in the US for AAV-AIPL1, a treatment for LCA4.
●	AAV-AIPL1 for the treatment of LCA4 has orphan drug designation in the US and orphan designation in the European Union, and the Offices of Orphan Products Development and Pediatric Therapeutics of the FDA have granted Rare Pediatric Disease Designation (RPDD) to AAV-AIPL1 for the treatment of LCA4 retinal dystrophy.

Botaretigene Sparoparvovec for the Treatment of X-linked Retinitis Pigmentosa (XLRP):

●	Data from the Phase 3 LUMEOS trial of botaretigene sparoparvovec (bota-vec) for the treatment of X-linked retinitis pigmentosa was presented by Dr. Michael Clark, the primary clinical lead on the study from Johnson &

Johnson Innovative Medicine, at the Foundation Fighting Blindness 2025 Retinal Therapeutics Innovation Summit on May 2nd, 2025.
●	Following the release of the compelling Phase 3 data at their summit, the Foundation Fighting Blindness issued a public letter to Johnson & Johnson Innovative Medicine strongly supporting the filing and ultimate approval of this treatment for XLRP and stating that it had a remarkable benefit for many of the patients treated.
●	The FDA has granted Fast Track and orphan drug designations to bota-vec and the regulatory authorities in the EU have granted Priority Medicines, or PRIME, advanced therapy medicinal product, or ATMP, and orphan drug designations to bota-vec. Johnson & Johnson Innovative Medicine is the sponsor of this program.
●	We is eligible to receive up to $285 million upon the first commercial sales of bota-vec in the US and EU and manufacturing tech transfer.
●	We also entered into a commercial supply agreement with Johnson & Johnson Innovative Medicine for bota-vec manufacturing, which we anticipate will generate additional revenue during the product launch. As part of this commercial supply agreement, we have now completed PPQ to potentially support CMC sections of global regulatory filings.

Riboswitch Gene Regulation Technology Platform for in vivo Delivery:

●	We continue to progress our riboswitch technology platform in multiple potential indications, with an initial focus on obesity and metabolic disease, neuropathic pain and CAR-T.
●	We have generated compelling preclinical data with metabolic peptides and hormones, including incretins, myokines and leptin, which indicates greater efficacy on weight loss as well as a positive impact on fat to muscle ratio and improvement in post prandial glucose control which is significantly greater than the same long acting peptide combinations.
●	Pre-clinical data from Riboswitch delivered leptin is particularly compelling and likely to be the first IND using our riboswitch small molecule platform.
●	We are in dialogue with regulatory agencies and intend to be ready to initiate first-in-human studies using the riboswitch platform in 2025.
●	To complement our RiboCAR platform, we have acquired ProTcell technology via the acquisition of certain assets and operations of Smart Immune, which allows T-cell progenitors to be generated outside the body. Along with our RiboCAR, this technology provides a unique potential for allogeneic high performance RiboCAR-T. ProTcell technology has shown proof of concept in 20 patients treated in 3 clinical studies. Pre-clinical studies of ProT+ RiboCAR are ongoing.

Manufacturing:

United Kingdom (MeiraGTx UK II Ltd.)

Our UK manufacturing facility holds two authorizations issued by the MHRA:

●	MIA(IMP) Licence (MIA(IMP) 45522) – Authorizing manufacturing, fill-finish, and QC testing of Investigational Medicinal Products (IMPs).
●	Specials Licence (MS 45522) – Authorizing manufacturing, fill-finish, and QC testing of ‘Special’ medicinal products.

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

Results of Operations

Comparison of Three Months Ended June 30, 2025 and 2024

	2025	2024	Change

	(in thousands)
Revenues:
Service revenue - related party	$3,691	$282	$3,409
Total revenue	3,691	282	3,409
Operating expenses:
Cost of service revenue - related party	2,676	—	2,676
General and administrative	12,313	11,257	1,056
Research and development	33,495	34,934	(1,439)
Total operating expenses	48,484	46,191	2,293
Loss from operations	(44,793)	(45,909)	1,116
Other non-operating income (expense)
Foreign currency gain (loss)	8,624	(284)	8,908
Interest income	408	827	(419)
Interest expense	(3,034)	(3,254)	220
Net loss	$(38,795)	$(48,620)	$9,825

Service Revenue – Related Party

Service revenue was $3.7 million for the three months ended June 30, 2025, compared to $0.3 million for the three months ended June 30, 2024. The increase of $3.4 million was due to increased progress of PPQ services under the Asset Purchase Agreement and related agreements.

Cost of Service Revenue – Related Party

Cost of service revenue was $2.7 million for the three months ended June 30, 2025 due to progress of PPQ services under the Asset Purchase Agreement and related agreements. There was no cost of service revenue for the three months ended June 30, 2024.

General and Administrative Expenses

General and administrative expenses were $12.3 million for the three months ended June 30, 2025, compared to $11.3 million for the three months ended June 30, 2024. The increase of $1.0 million was primarily due to an increase of $0.6 million in legal and accounting fees, an increase of $0.6 million in share-based compensation and an increase of $0.1 million in payroll and payroll related costs. These increases were partially offset by a decrease of $0.3 million in consulting fees.

Research and Development Expenses

Research and development expenses for the three months ended June 30, 2025 and 2024 were as follows (in thousands):

	For the Three Months Ended June 30,
	2025	2024	Change
Clinical Programs
Botaretigene sparoparvovec	$—	$816	$(816)
AAV-hAQP1	2,754	4,617	(1,863)
AAV-CNGB3 / AAV-CNGA3	—	818	(818)
AAV-GAD	8,970	1,466	7,504
Other ocular diseases	20	—	20
Manufacturing	12,280	18,400	(6,120)
Preclinical Programs
Gene regulation	3,241	3,101	140
Neurodegenerative diseases	298	361	(63)
Preclinical ocular diseases	1,162	583	579
Other research and development expenses	4,770	6,029	(1,259)
Gross research and development expenses	33,495	36,191	(2,696)
Johnson & Johnson Innovative Medicine reimbursement	—	(1,257)	1,257
Total research and development expenses	$33,495	$34,934	$(1,439)

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

Research and development expenses for the three months ended June 30, 2025 were $33.5 million, compared to $34.9 million for the three months ended June 30, 2024. The decrease of $1.4 million was primarily due to a decrease of $6.1 million in manufacturing costs due to a reclassification of batch costs to the AAV-GAD program and reclassification of cost of service revenue due to progress of the PPQ services provided under the Asset Purchase Agreement and related agreements, a decrease of $1.9 million for the AAV-hAQP1 program resulting from no batch production during the current quarter, a decrease of $0.8 million in the AAV-CNBGB3 and AAV-CNBGA3 programs, a decrease of $0.8 million related to bota-vec as Johnson & Johnson Innovative Medicine is now primarily funding the expenses related to this program as a result of the Asset Purchase Agreement, a decrease of $0.1 million in neurodegenerative diseases research and a decrease of $1.2 million in other research and development expenses. These decreases were partially offset by an increase of $7.5 million in clinical trial expenses primarily due to an increase in costs associated with our AAV-GAD program, a reduction in reimbursements from Johnson & Johnson Innovative

Medicine of $1.3 million, an increase of $0.6 million in preclinical ocular diseases research costs, and an increase of $0.1 million in gene regulation research costs.

Foreign Currency Gain (Loss)

Foreign currency gain was $8.6 million for the three months ended June 30, 2025 compared to a loss of $0.3 million for the three months ended June 30, 2024. The change of $8.9 million was primarily due to the weakening of the U.S. dollar against the pound sterling and euro as it relates to the valuation of our intercompany payables and receivables.

Interest Income

Interest income was $0.4 million for the three months ended June 30, 2025 compared to $0.8 million for the three months ended June 30, 2024. The decrease of $0.4 million was due to lower interest rates and cash balances held in interest bearing accounts during 2025.

Interest Expense

Interest expense was $3.0 million for the three months ended June 30, 2025 compared to $3.3 million for the three months ended June 30, 2024. The decrease of $0.3 million was primarily due to a lower interest rate in connection with the debt financing described in Note 10 to our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q.

Comparison of Six Months Ended June 30, 2025 and 2024

	2025	2024	Change

	(in thousands)
Revenues:
Service revenue - related party	$5,617	$979	$4,638
Total revenue	5,617	979	4,638
Operating expenses:
Cost of service revenue - related party	4,054	—	4,054
General and administrative	21,677	24,404	(2,727)
Research and development	66,275	69,256	(2,981)
Total operating expenses	92,006	93,660	(1,654)
Loss from operations	(86,389)	(92,681)	6,292
Other non-operating income (expense)
Foreign currency gain (loss)	12,311	(819)	13,130
Interest income	1,379	1,924	(545)
Interest expense	(6,077)	(6,504)	427
Gain on sale of nonfinancial assets	—	29,018	(29,018)
Net loss	$(78,776)	$(69,062)	$(9,714)

Service Revenue – Related Party

Service revenue was $5.6 million for the six months ended June 30, 2025 compared to $1.0 million for the six months ended June 30, 2024. The $4.6 million increase was due to progress of PPQ services under the Asset Purchase Agreement and related agreements.

Cost of Service Revenue – Related Party

Cost of service revenue was $4.1 million for the six months ended June 30, 2025, due to progress of PPQ services under the Asset Purchase Agreement and related agreements. There was no cost of service revenue for the six months ended June 30, 2024.

General and Administrative Expenses

General and administrative expenses were $21.7 million for the six months ended June 30, 2025, compared to $24.4 million for the six months ended June 30, 2024. The decrease of $2.7 million was primarily due to a $1.3 million gain on lease termination, a decrease of $0.7 million in share-based compensation, a decrease of $0.7 million in consulting fees, a decrease of $0.6 million in legal and accounting fees and a decrease of $0.2 million in other office related costs. These decreases were partially offset by an increase of $0.8 million in payroll and payroll-related costs.

Research and Development Expenses

Research and development expenses for the six months ended June 30, 2025 and 2024 were as follows (in thousands):

	For the Six Months Ended June 30,
	2025	2024	Change
Clinical Programs
Botaretigene sparoparvovec	$—	$1,135	$(1,135)
AAV-hAQP1	7,606	6,279	1,327
AAV-CNGB3 / AAV-CNGA3	—	(361)	361
AAV-GAD	10,430	3,636	6,794
Other ocular diseases	1,465	293	1,172
Manufacturing	29,640	40,397	(10,757)
Preclinical Programs
Gene regulation	5,527	5,600	(73)
Neurodegenerative diseases	724	751	(27)
Preclinical ocular diseases	1,787	910	877
Other research and development expenses	9,096	12,525	(3,429)
Gross research and development expenses	66,275	71,165	(4,890)
Johnson & Johnson Innovative Medicine reimbursement	—	(1,909)	1,909
Research and development expenses	$66,275	$69,256	$(2,981)

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

Research and development expenses for the six months ended June 30, 2025 were $66.3 million, compared to $69.3 million for the six months ended June 30, 2024. The decrease of $3.0 million was primarily due to a decrease of $10.8 million in manufacturing costs primarily due to a reclassification of batch costs to the AAV-GAD program and reclassification of cost of service revenue due to progress of PPQ services provided under the Asset Purchase Agreement and related agreements, a decrease of $1.1 million related to the bota-vec program as Johnson & Johnson Innovative Medicine is now primarily funding the expenses related to this program as a result of the Asset Purchase Agreement, a decrease of $0.1 million related to gene regulation research costs, and a decrease of $3.4 million in other research and development costs. These decreases were partially offset by an increase of $6.8 million in clinical trial expenses primarily due to an increase in costs associated with our AAV-GAD program, an increase of $1.3 million for the AAV-hAQP1 program, an increase of $1.1 million in other ocular diseases, an increase of $0.9 million in preclinical ocular diseases, a reduction in a prior period credit of $0.4 million for the AAV-CNBGB3 and AAV-CNBGA3 programs, and a reduction in reimbursements from Johnson & Johnson Innovative Medicine of $1.9 million.

Foreign Currency Gain (Loss)

Foreign currency gain was $12.3 million for the six months ended June 30, 2025 compared to a loss of $0.8 million for the six months ended June 30, 2024. The change of $13.1 million was primarily due to the weakening of the U.S. dollar against the pound sterling and euro as it relates to the valuation of our intercompany payables and receivables.

Interest Income

Interest income was $1.4 million for the six months ended June 30, 2025 compared to $1.9 million for the six months ended June 30, 2024. The decrease of $0.5 million was due to lower interest rates and cash balances during 2025.

Interest Expense

Interest expense was $6.1 million for the six months ended June 30, 2025 compared to $6.5 million for the six months ended June 30, 2024. The decrease of $0.4 million was primarily due to a lower interest rate in connection with the debt financing described in Note 10 to our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q

Gain on Sale of Nonfinancial Assets

There was no gain on sale of nonfinancial assets during the six months ended June 30, 2025 compared to $29.0 for the six months ended June 30, 2024. This decrease was a result of the recognition of the $50.0 million milestone allocated to the nonfinancial assets sold and assigned to Johnson & Johnson Innovative Medicine including the UCLB RPGR License Agreement relating to the research, development, manufacture and exploitation of the RPGR Product, and other related assets described in the Asset Purchase Agreement in 2024.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses. For the six months ended June 30, 2025, we used $80.8 million in cash flows from operations. We did not generate positive cash flows from operations during the period and there are no assurances that we will generate positive cash flows in the future. Additionally, there are no assurances that we will be successful in obtaining an adequate level of financing for the development and commercialization of our product candidates. We expect to incur significant expenses and operating losses for the foreseeable future as we advance the preclinical and clinical development of our product candidates. We expect that our research and development and general and administrative costs will increase in connection with conducting preclinical studies and clinical trials for our product candidates, building out internal capacity to have products manufactured to support preclinical studies and clinical trials as well as to manufacture commercial products, expanding our intellectual property portfolio, and providing general and administrative support for our operations. As a result of these incurred and expected expenses we will need additional capital to fund our operations, which we may obtain from additional equity or debt financings, collaborations, licensing arrangements, or other sources.

We do not currently have any approved products and have never generated any revenue from product sales. We have historically financed our operations primarily through cash on hand and proceeds from the sale of our equity securities, the issuance of debt and upfront and milestone payments from the Collaboration Agreement and Asset Purchase Agreement.

Based on our current cash, cash equivalents, accounts receivable – related party, and tax incentive receivable at June 30, 2025, together with the $17.0 million deposit received from Hologen during the third quarter 2025 and the remaining proceeds from the anticipated closing of the strategic collaboration with Hologen, we estimate that we will be able to fund our operating expenses and capital expenditure requirements into 2027 and to repay our debt obligation of $75.0 million to Perceptive (due in August 2026). This estimate does not include the $285.0 million in milestones we are eligible to receive under the Asset Purchase Agreement upon first commercial sale of an RPGR Product in the United States and in at least one of the United Kingdom, France, Germany, Spain and Italy, for completion of the transfer of certain manufacturing technology to Johnson & Johnson Innovative Medicine and upon regulatory approval of a Johnson & Johnson Innovative Medicine-selected manufacturing facility in each of the United States and European Union for commercial manufacture of the RPGR Product. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect.

Cash Flows

As of June 30, 2025, we had $34.4 million of cash, cash equivalents and restricted cash.

The following table summarizes our sources and uses of cash, cash equivalents and restricted cash for the period presented:

	For the Six Months Ended June 30,
	2025	2024

	(in thousands)
Net cash used in operating activities	$(80,775)	$(56,197)
Net cash (used in) provided by investing activities	(2,471)	26,011
Net cash provided by financing activities	7,163	333
Net decrease in cash, cash equivalents and restricted cash	$(76,083)	$(29,853)

Operating Activities

During the six months ended June 30, 2025, our cash used in operating activities of $80.8 million was primarily due to a net loss of $78.8 million as we incurred expenses associated with research activities on our clinical programs, manufacturing of our clinical trial materials, preclinical research programs and general and administrative expenses. The net loss included non-cash income and expense of $3.5 million, which consisted primarily of $12.3 million of a foreign exchange gain, $10.6 million of share-based compensation, $6.2 million of depreciation and amortization, $1.4 million of gain on termination of lease liability, $0.1 million gain on disposal of equipment, furniture and fixtures, and $0.6 million of amortization of debt discount. Additionally, operating assets, consisting of accounts receivable – related party, prepaid expenses, tax incentive receivable, other assets and other current assets, decreased by $5.8 million and operating liabilities, consisting of accounts payable, accrued expenses and deferred revenue – related party, decreased by $11.4 million.

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

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2025 of $2.5 million consisted of purchases and disposals of property and equipment for our manufacturing, laboratory and process development facilities.

Net cash provided by investing activities for the six months ended June 30, 2024 of $26.0 million consisted of $29.0 million from proceeds from the sale of nonfinancial assets offset by $3.0 million of purchases of property and equipment for our manufacturing, laboratory and process development facilities.

Financing Activities

Net cash provided by financing activities was $7.2 million for the six months ended June 30, 2025, which consisted of $9.9 million net proceeds from an “at-the-market” offering of our ordinary shares, offset by the payment of $2.8 million to cover tax withholding obligations upon the vesting of restricted share unit awards.

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

Foreign Currency Exchange Risk

We currently operate in the United States, the United Kingdom and the European Union. Our activities in these jurisdictions expose us to currency exchange rate fluctuations, primarily between the U.S. Dollar and the British pound sterling and euro. When the U.S. Dollar strengthens against these currencies, the U.S. Dollar value of non-U.S. Dollar based losses increases. To the extent that our international activities recorded in local currencies increase in the future, our exposure to fluctuations in currency exchange rates will correspondingly increase. As of June 30, 2025, we did not hold any foreign currency forward contracts. With respect to our foreign currency exposures as of June 30, 2025, we estimate a 10% unfavorable movement in foreign currency exchange rates would have the effect of creating an additional foreign currency loss of approximately $2.2 million within other non-operating income (expense) for the six months ended June 30, 2025.

Interest Rate Risk

We are exposed to market risk as a result of changes in interest rates applicable to borrowings under our Notes Purchase Agreement. Borrowings under the Notes Purchase Agreement bear interest at a fluctuating rate per annum equal to 10.00% plus the secured overnight financing rate (“SOFR”) administered by the Federal Reserve Bank of New York for a one-month tenor, subject to a 1.00% floor. See Note 10 to our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q. We may use interest rate cap derivatives, interest rate swaps or other interest rate hedging instruments to economically hedge and manage interest rate risk with respect to our variable floating rate debt. As of June 30, 2025, the annual interest rate was 14.33% and the outstanding balance of the term loan was $75.0 million. Assuming no change in the outstanding borrowings under the Notes Purchase Agreement, we estimate that a hypothetical 1% increase in the SOFR would increase our annual interest expense by approximately $0.8 million as of June 30, 2025.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are a clinical stage company with limited operating history. We were formed and began operations in 2015. We have never been profitable and do not expect to be profitable in the foreseeable future. We have incurred net losses since inception, including net losses of approximately $78.8 million and $69.1 million for the six months ended June 30, 2025, and 2024, respectively. As of June 30, 2025, we had an accumulated deficit of approximately $780.8 million. Since our inception, we have devoted substantially all of our resources to developing our technology platform, establishing our viral vector manufacturing facilities and plasmid and DNA production facility, developing manufacturing processes, advancing the product candidates in our ophthalmology, salivary gland and neurodegenerative disease programs, research and development activities, including our riboswitch gene regulation platform technology, building our intellectual property portfolio, organizing and staffing our company, developing our business plans, raising capital, securing debt financing and providing general and administrative support for these operations. We have not yet demonstrated an ability to successfully complete large-scale, pivotal clinical trials, obtain marketing approval, manufacture product at a commercial scale, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Given the length of time typically needed to develop a new drug from the time it enters Phase 1 clinical trials to when it is approved for treating patients, if ever, predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing genetic medicine products.

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

Our operations have consumed significant amounts of cash since inception. As of June 30, 2025, our cash, cash equivalents and restricted cash were $34.4 million. In addition, we expect to receive $2.3 million from receivables from Johnson & Johnson Innovative Medicine during the third quarter of 2025 in connection with transition services we provided to Johnson & Johnson Innovative Medicine. Based on our cash, cash equivalents, accounts receivable – related party and tax incentive receivable at June 30, 2025, together with the $17.0 million deposit received from Hologen during the third quarter 2025 and the remaining proceeds from the anticipated closing of the strategic collaboration with Hologen, we estimate that such funds will be sufficient to enable us to fund our operating expenses and capital expenditure requirements into 2027 and to repay our debt obligation of $75.0 million to Perceptive (due in August 2026). This estimate does not include the $285.0 million in milestones we are eligible to receive under the Asset Purchase Agreement upon first commercial sale of an RPGR Product in the United States and in at least one of the United Kingdom, France, Germany, Spain and Italy, for completion of the transfer of certain manufacturing technology to Johnson & Johnson Innovative Medicine and upon regulatory approval of a Johnson & Johnson Innovative Medicine-selected manufacturing facility in each of the United States and European Union for commercial manufacture of the RPGR Product. This estimate is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances could cause us to spend more than expected or consume capital significantly faster than we currently anticipate, such as inflation or other factors that may significantly increase our business costs. Because the length of time and activities associated with successful development of our product candidates is uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:

●	the progress, timing, costs and results of our clinical development for our radiation-induced xerostomia product candidate, AAV-hAQP1, and for our product candidate for the treatment of Parkinson’s disease, AAV-GAD;
●	the progress, timing, costs and results of our ongoing clinical development for our AAV-AIPL1 gene therapy product candidate, the clinical development for our CNGB3 achromatopsia gene therapy product candidate, AAV-CNGB3, the clinical development for our CNGA3 achromatopsia gene therapy product candidate, AAV-CNGA3, and for the clinical development of our RPE65-associated retinal dystrophy product candidate, AAV-RPE65;
●	the development of our product candidate for the treatment of ALS, AAV-UPF1, for our product candidate for the treatment of xerostomia associated with Sjogren’s syndrome, AAV-hAQP1, and our product candidate for the treatment of neovascular age related macular degeneration, or wet AMD;
●	the development of our potentially transformative riboswitch gene regulation platform technology designed to precisely and specifically control gene therapy expression levels via dose-response to orally delivered small molecules;
●	the extent to which we receive the milestone payments under the Asset Purchase Agreement with Johnson & Johnson Innovative Medicine;
●	continuing our current research programs and our preclinical development of product candidates from our current research programs;
●	seeking to identify, assess, acquire and/or develop additional research programs and additional product candidates;
●	the preclinical testing and clinical trials for any product candidates we identify and develop;
●	the outcome, timing and cost of meeting regulatory requirements established by the FDA, MHRA, EMA and other regulatory authorities;

●	the cost of expanding and protecting our intellectual property portfolio, including filing, prosecuting, defending and enforcing our patent claims and other intellectual property rights;
●	the cost of defending potential intellectual property disputes, including patent infringement actions brought by third parties against us or any of our product candidates;
●	the effect of competing technological and market developments;
●	the cost of further developing and scaling our manufacturing facilities and processes;
●	the cost and timing of completion of commercial-scale manufacturing facilities and activities;
●	the cost of making royalty, milestone or other payments under current and any future in-license agreements;
●	our ability to establish and maintain strategic collaborations, licensing or other agreements and the financial terms of such agreements;
●	the extent to which we in-license or acquire rights to other products, product candidates and technologies;
●	the cost of establishing sales, marketing and distribution capabilities for our product candidates in regions where we choose to commercialize our products; and
●	the initiation, progress, timing and results of our commercialization of our product candidates, if approved for commercial sale.

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

We have, and may continue to, opportunistically identify and evaluate strategic opportunities regarding our assets. For example, in March 2025 we entered into a strategic collaboration with Hologen that is subject to customary closing and funding conditions that must be satisfied prior to completion of the transaction. It is possible that the transaction may not be completed or may not be completed as quickly as expected, which could have a material adverse effect on the price of our ordinary shares. In addition, any significant delay in consummating or a failure to consummate the transaction could have a material adverse effect on our future business or operating results. There can be no assurance that we will be successful in our efforts to pursue or advance such options, or identify similar opportunities, or that any potential transaction would be consummated or, if consummated, will provide the anticipated benefits to us or otherwise enhance shareholder value. Any such potential transaction would be dependent upon a number of factors beyond our control, including, without limitation, market conditions, industry trends, the interest of third parties in our assets and whether the terms of any strategic transaction would be acceptable to us. The process of reviewing potential strategic alternatives is time consuming and may be distracting and disruptive to our business operations and long-term planning, which may cause concern to our current or potential customers, employees, investors, strategic partners and other constituencies and may have a material impact on our business and operating results or result in increased volatility in our share price.

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

More restrictive government regulations or negative public opinion would have a negative effect on our business or financial condition and may delay or impair the development and commercialization of our product candidates or demand for any products once approved. Additionally, adverse events in our clinical trials, even if not ultimately attributable to our product candidates, and the resulting publicity could result in increased governmental regulation, unfavorable public perception, potential regulatory delays in the testing or approval of our product candidates or the halting of clinical trials, stricter labeling requirements for those product candidates that are approved and a decrease in demand for any such product candidates. The risk of cancer remains a concern for gene therapy and we cannot assure that it will not occur in any of our planned or future clinical trials. In addition, there is the potential risk of delayed adverse events following exposure to gene therapy products due to persistent biological activity of the genetic material or other components of products used to carry the genetic material. If any such adverse events occur, commercialization of our product candidates or further advancement of our clinical trials could be halted or delayed, which would have a negative impact on our business and operations.

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

A sponsor may also seek a Regenerative Medicine Advanced Therapy, or RMAT, designation for its product candidates. In 2017, the FDA established the RMAT designation as part of its implementation of the 21st Century Cures Act. A biological product is eligible for RMAT designation if it qualifies as an RMAT, which is defined as a cell therapy, therapeutic tissue engineering product, human cell and tissue product, or any combination product using such therapies or products, with limited exceptions, and is intended to treat, modify, reverse, or cure a serious or life-threatening disease or condition and for which preliminary clinical evidence indicates that the biological product has the potential to address unmet medical needs for such a disease or condition. In a February 2019 guidance, the FDA also stated that certain gene therapies that lead to a sustained effect on cells or tissues may meet the definition of a regenerative medicine therapy. RMAT designation provides potential benefits that include more frequent meetings with the FDA to discuss the development plan for the product candidate, and eligibility for rolling review and priority review, provided the applicable criteria are met. Products granted RMAT designation may also be eligible for accelerated approval on the basis of a surrogate or intermediate endpoint reasonably likely to predict long-term clinical benefit, or reliance upon data obtained from a meaningful number of sites, including through expansion to additional sites. RMAT-designated products that receive accelerated approval may, as appropriate, fulfill their post-approval requirements through the submission of clinical evidence, clinical trials, patient registries, or other sources of real world evidence (such as electronic health records); through the collection of larger confirmatory data sets; or via post-approval monitoring of all patients treated with such therapy prior to approval of the therapy. In December 2024, the FDA granted RMAT designation to AAV-hAQP1 for the treatment of grade 2 or 3 radiation-induced xerostomia. In May 2025, the FDA granted RMAT designation to AAV-GAD for the treatment of Parkinson’s disease not adequately controlled with anti-Parkinsonian medications.

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

Disruptions at the FDA and other government or regulatory agencies such as the EMA, following its relocation to Amsterdam and related reorganization (including staff changes), may also slow the time necessary for new product candidates to be reviewed and/or approved, which would adversely affect our business. For example, in recent years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities. In addition, the current presidential administration has laid off thousands of federal health workers, including at the FDA, and the leadership of CBER has changed multiple times in recent months, which may delay review times for approval of our product candidates and impact our ability to correspond with the FDA regarding the development of our programs in a timely fashion.

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

Moreover, there has recently been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. In August 2022, the Inflation Reduction Act, or IRA, was signed into law. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare beginning in 2026, with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Part D coverage gap discount program with a new manufacturer discounting program (which began in 2025). The IRA permits the Secretary of the U.S. Department of Health and Human Services, or HHS, to implement many of these provisions through guidance, as opposed to regulation, for the initial years. CMS has published the negotiated prices for the initial ten drugs, which will first be effective in 2026, and the list of the subsequent 15 drugs that will be subject to negotiation, although the Medicare drug price negotiation program is currently subject to legal challenges. While the impact of the IRA on the pharmaceutical industry cannot yet be fully determined, it is likely to be significant. For that and other reasons, it is currently unclear how the IRA will be effectuated. These new laws or any other similar laws introduced in the future may result in additional reductions in Medicare and other healthcare funding, which could negatively affect our customers and accordingly, our financial operations.

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

We have entered into collaboration agreements with third parties for the development and commercialization of our product candidates, including the Collaboration Agreement with Johnson & Johnson Innovative Medicine for the development and commercialization of AAV-CNGB3, AAV-CNGA3 and bota-vec, which Collaboration Agreement was terminated in December 2023 in connection with our entering into the Asset Purchase Agreement with Johnson & Johnson Innovative Medicine. In addition, in October 2023 we provided Sanofi and its affiliates with a right of first negotiation for use of our riboswitch gene regulation technology for certain Immunology and Inflammation (I&I), including modulation of IL-4 and IL-13, and Central Nervous System (CNS) targets, as well as for GLP-1 and other gut peptides for metabolic disease, and for our Phase 2 xerostomia program, under the Investment Agreement. We also entered into a strategic collaboration with Hologen in March 2025 as described above that is expected to close in the third calendar quarter of 2025 subject to customary closing and funding conditions. We may seek additional collaborative relationships in the future. Failure to obtain a collaborative relationship for our product candidates may significantly impair their commercial potential. We also may need to enter into collaborative relationships to provide funding to support our other research and development programs. The process of establishing and maintaining collaborative relationships is difficult, time-consuming and involves significant uncertainty, such as:

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

As of June 30, 2025, we had 386 employees. If we seek to expand our organization, we may have difficulty identifying, hiring and integrating new personnel. Future growth would impose significant additional responsibilities on our management, including the need to identify, recruit, maintain, motivate and integrate additional employees, consultants and contractors. Also, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities or strategic opportunities related to our assets, loss of employees and reduced productivity among remaining employees. Our growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth. Our growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our potential ability to generate revenue could be reduced and we may not be able to implement our business strategy. Many of the biotechnology companies that we compete against for qualified personnel and consultants have greater financial and other resources, different risk profiles and a longer history in the industry than we do. If we are unable to continue to attract and retain high-quality personnel and consultants, the rate and success at which we can discover and develop product candidates and operate our business will be limited. Alternatively, if we seek to decrease the number of employees in our organization in the future in response to adverse business events, it may lead to additional unanticipated attrition. If our future staffing is inadequate because of additional unanticipated attrition or because we failed to retain the staffing level required to accomplish our business objectives, we may be delayed or unable to continue the development of our product candidates, which could impede our ability to generate revenues and achieve or maintain profitability.

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

Sales of a substantial number of our ordinary shares in the public market could dilute your ownership interest. Pursuant to an “at-the-market” sales agreement we entered into with BofA Securities, Inc., or BofA, in December 2023, we may sell from time to time, ordinary shares having an aggregate offering price of up to $100.0 million through BofA, acting as our agent. During the six month period ended June 30, 2025, the Company raised gross proceeds of $9.9 million through the sale of 1,510,300 ordinary shares pursuant to an “at-the-market” equity offering program.  Whether we choose to affect future sales under the “at-the-market” equity offering program will depend on a number of factors, including, among others, market conditions and the trading price of our ordinary shares relative to other sources of capital. The issuance from time to time of ordinary shares through our “at-the-market” equity offering program or in any other equity offering, or the perception that such sales may occur, could have the effect of depressing the market price of our ordinary shares.

Our executive officers, directors and principal shareholders, if they choose to act together, have the ability to significantly influence all matters submitted to shareholders for approval.

As of June 30, 2025, our executive officers, directors and shareholders who owned more than 5% of our outstanding ordinary shares and their respective affiliates, in the aggregate, hold ordinary shares representing approximately 55.2% of our outstanding ordinary shares. In addition, in connection with entering into the Financing

Agreement, we issued to an affiliate of Perceptive Advisors, LLC, our largest shareholder that employs a director serving on our board, warrants to purchase an aggregate of 700,000 of our ordinary shares.

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

We have, and may in the future, enter into transactions to acquire other businesses, products or technologies. For example, in July 2025, we acquired through a French insolvency proceeding certain assets, operations and employees of Smart Immune, a French clinical-stage biotechnology company that developed ProTcell, a T-cell progenitor-based cell therapy platform that harnesses the patient’s own thymus to rapidly re-arm the immune system against a wide range of potential conditions, including cancer and autoimmune conditions. We may not be able to successfully integrate these acquired assets, operations and personnel into our existing business in an effective, timely and nondisruptive manner. If we do identify suitable candidates, we may not be able to make such acquisitions on favorable terms, or at all. Any acquisitions we make may not strengthen our competitive position, and these transactions may be viewed negatively by customers or investors. We may decide to incur debt in connection with an acquisition or issue our ordinary shares or other equity securities to the shareholders of the acquired company, which would reduce the percentage ownership of our existing shareholders. We could incur losses resulting from undiscovered liabilities of the acquired business that are not covered by the indemnification we may obtain from the seller. Acquisitions may also divert management attention from day-to-day responsibilities, increase our expenses and reduce our cash available for operations and other uses. We cannot predict the number, timing or size of future acquisitions or the effect that any such transactions might have on our operating results.

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

As a public company, we incur and will continue to incur significant legal, accounting and other expenses. The Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act, The Nasdaq Global Select listing requirements and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations increase our legal and financial compliance costs.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the three months ended June 30, 2025, none of our directors or “officers” (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” and/or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

MeiraGTx Holdings plc (Registrant)

Date: August 14, 2025	By:	/s/ Alexandria Forbes
Alexandria Forbes
Chief Executive Officer
(principal executive officer and authorized signatory)

Date: August 14, 2025	By:	/s/ Richard Giroux
Richard Giroux
Chief Financial Officer and Chief Operating Officer
(principal financial officer and principal accounting officer)