Form 10-Q
period 2025-09-30
MeiraGTx Holdings plc
filed 2025-11-13
CIK 1735438

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number: 001-38520

MeiraGTx Holdings plc

(Exact Name of Registrant as Specified in its Charter)

Cayman Islands	98-1448305
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

655 Third Avenue, Suite 1115
New York, NY	10017
(Address of principal executive offices)	(Zip Code)

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

As of October 28, 2025, the registrant had 80,490,889 ordinary shares, $0.00003881 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except share and per share amounts)

	September 30,	December 31,
	2025	2024
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$14,841	$103,659
Accounts receivable - related party	2,808	707
Contract assets - related party	—	950
Inventory	—	385
Prepaid expenses	7,195	6,828
Tax incentive receivable	9,002	8,971
Other current assets	328	2,018
Total Current Assets	34,174	123,518

Property, plant and equipment, net	107,653	102,878
Intangible assets, net	653	821
Restricted cash	2,265	2,009
Other assets	1,111	1,002
Equity method and other investments	6,749	6,749
Right-of-use assets - operating leases, net	13,064	10,576
Right-of-use assets - finance leases, net	23,802	22,198
TOTAL ASSETS	$189,471	$269,751

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$21,537	$23,586
Accrued expenses	23,872	27,414
Lease obligations, current	2,475	4,053
Deferred revenue - related party, current	2,742	4,827
Note payable, net, current	74,055	—
Other current liabilities	28,241	903
Total Current Liabilities	152,922	60,783
Deferred revenue - related party	64,210	57,576
Lease obligations	11,531	7,523
Asset retirement obligations	1,365	2,821
Note payable, net	—	73,221
TOTAL LIABILITIES	230,028	201,924
COMMITMENTS AND CONTINGENCIES (Note 11)

SHAREHOLDERS' EQUITY (DEFICIT):
Ordinary Shares, $0.00003881 par value, 1,288,327,750 authorized, 80,479,684 and 78,397,380 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	3	3
Capital in excess of par value	797,063	773,565
Accumulated other comprehensive loss	(6,312)	(3,719)
Accumulated deficit	(831,311)	(702,022)
Total Shareholders' Equity	(40,557)	67,827
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$189,471	$269,751

See Notes to Condensed Consolidated Financial Statements

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

(in thousands, except share and per share amounts)

	For the Three-Month Periods Ended September 30,		For the Nine-Month Periods Ended September 30,
	2025	2024	2025	2024

Revenues:
Service revenue - related party	$410	$10,910	$6,027	$11,889
Total revenue	410	10,910	6,027	11,889
Operating expenses:
Cost of service revenue - related party	313	11,985	4,367	11,985
General and administrative	13,616	12,723	35,293	37,127
Research and development	32,532	26,243	98,807	95,499
Total operating expenses	46,461	50,951	138,467	144,611
Loss from operations	(46,051)	(40,041)	(132,440)	(132,722)
Other non-operating income (expense):
Foreign currency (loss) gain	(1,558)	3,463	10,753	2,644
Interest income	161	1,189	1,540	3,113
Interest expense	(3,065)	(3,357)	(9,142)	(9,861)
(Loss) gain on sale of nonfinancial assets	—	(584)	—	28,434
Net loss	(50,513)	(39,330)	(129,289)	(108,392)
Other comprehensive loss:
Foreign currency translation gain (loss)	1,213	(1,234)	(2,593)	(3,413)
Comprehensive loss	$(49,300)	$(40,564)	$(131,882)	$(111,805)

Net loss	$(50,513)	$(39,330)	$(129,289)	$(108,392)
Basic and diluted net loss per ordinary share	$(0.62)	$(0.55)	$(1.61)	$(1.62)
Weighted-average number of ordinary shares outstanding	80,947,703	71,633,150	80,195,572	66,709,847

See Notes to Condensed Consolidated Financial Statements

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (DEFICIT)

FOR THE PERIOD ENDED SEPTEMBER 30, 2025

(unaudited)

(in thousands, except share amounts)

				Accumulated Other		Total
	Ordinary		Capital in Excess	Comprehensive	Accumulated	Shareholders'
	Shares	Amount	of Par Value	(Loss) Gain	Deficit	Equity

Balance at December 31, 2024	78,397,380	$3	$773,565	$(3,719)	$(702,022)	$67,827
Share-based compensation activity	457,679	—	2,130	—	—	2,130
Issuance of ordinary shares in at-the-market offering	563,379	—	4,482	—	—	4,482
Issuance costs in connection with ordinary shares	—	—	(12)	—	—	(12)
Other comprehensive loss	—	—	—	(1,347)	—	(1,347)
Net loss for the three-month period ended March 31, 2025	—	—	—	—	(39,981)	(39,981)
Balance at March 31, 2025	79,418,438	3	780,165	(5,066)	(742,003)	33,099
Share-based compensation activity	80,925	—	5,696	—	—	5,696
Issuance of ordinary shares in at-the-market offering	946,921	—	5,433	—	—	5,433
Issuance costs in connection with ordinary shares	—	—	(14)	—	—	(14)
Other comprehensive loss	—	—	—	(2,459)	—	(2,459)
Net loss for the three-month period ended June 30, 2025	—	—	—	—	(38,795)	(38,795)
Balance at June 30, 2025	80,446,284	3	791,280	(7,525)	(780,798)	2,960
Share-based compensation activity	33,400	—	5,733	—	—	5,733
Issuance costs in connection with ordinary shares	—	—	50	—	—	50
Other comprehensive gain	—	—	—	1,213	—	1,213
Net loss for the three-month period ended September 30, 2025	—	—	—	—	(50,513)	(50,513)
	80,479,684	$3	$797,063	$(6,312)	$(831,311)	$(40,557)

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

See Notes to Condensed Consolidated Financial Statements

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	For the Nine-Month Periods Ended September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(129,289)	$(108,392)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	16,504	19,074
Foreign currency gain	(10,753)	(2,644)
Depreciation and amortization	9,427	9,757
Net change in right-of-use assets and liabilities	(73)	(158)
Gain on termination of lease liabilities	(1,465)	—
Loss on disposal of equipment, furniture and fixtures	310	418
Amortization of interest on asset retirement obligations	126	146
Amortization of debt discount	834	824
Gain on sale of nonfinancial assets	—	(28,434)
(Increase) decrease in operating assets:
Accounts receivable - related party	(2,143)	5,033
Contract assets - related party	986	—
Inventory	428	—
Prepaid expenses	(113)	(1,289)
Tax incentive receivable	163	8,170
Other current assets	1,929	923
Other assets, net	(32)	689
Increase (decrease) in operating liabilities:
Accounts payable	(2,362)	14,024
Accrued expenses	(4,329)	(23,350)
Other current liabilities	27,557	123
Deferred revenue - related party	(695)	23,867
Net cash used in operating activities	(92,990)	(81,219)

Cash flows from investing activities:
Purchase of property, plant and equipment	(3,554)	(3,737)
Proceeds from sale of equipment, furniture and fixtures	536	—
Proceeds from sale of nonfinancial assets	—	28,434
Net cash (used in) provided by investing activities	(3,018)	24,697

Cash flows from financing activities:
Exercise of share options	46	—
Payments of withholdings on shares withheld for income taxes	(2,991)	(2,340)
Proceeds from the issuance of ordinary shares	9,915	55,135
Issuance costs in connection with ordinary shares	(26)	(2,505)
Net cash provided by financing activities	6,944	50,290

Net decrease in cash, cash equivalents and restricted cash	(89,064)	(6,232)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	502	612
Cash, cash equivalents and restricted cash at beginning of the period	105,668	130,649
Cash, cash equivalents and restricted cash at end of the period	$17,106	$125,029

Supplemental disclosure of non-cash transactions:
Fixed asset acquisitions included in accounts payable and accrued expenses	$753	$1,897
Right-of-use assets obtained in exchange for lease liabilities	$8,200	$—
Change in estimate of asset retirement obligation	$1,476	$370
Reversal of issuance costs	$50	$—
Supplemental disclosure of cash flow information:
Cash paid for interest	$8,275	$8,864

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

Hologen Transactions

On March 9, 2025 (the “Signing Date”), the Company and its affiliates entered into a strategic collaboration with Hologen Limited, a non-cellular company limited by shares incorporated in Guernsey (“Hologen”), and its affiliates.  Hologen is a leading developer of multi-modal generative AI foundation models of real-world clinical data for clinical medicine and pharmaceutical drug development. As part of the strategic collaboration, the Company and Hologen have entered into the Framework Agreements (as defined below), pursuant to which the Company and its affiliates will receive from Hologen an upfront cash payment of $200 million (the “Upfront Payment”) on the Closing Date (as defined below), and Hologen will provide additional funding of up to an additional $230 million as further described below. As part of the strategic collaboration, the Company also received 250,000 Class A shares of Hologen at a nominal price. Furthermore, the Company has the option to receive up to an additional 500,000 Class A shares of Hologen at a nominal price if certain funding obligations as described herein are not met by Hologen. During the nine month-period ended September 30, 2025, Hologen made a $28.0 million payment as part of its commitment toward the Upfront Payment which is included in other current liabilities, and made an additional $22.0 million payment to date during the fourth quarter 2025.

The closing of the transactions contemplated by the Framework Agreements (the “Closing Date”) is expected to occur in the fourth calendar quarter of 2025, subject to customary closing and funding conditions.

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

Interim Financial Statements

The accompanying condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, the condensed consolidated financial statements include all adjustments (consisting of normal recurring adjustments) necessary in order to make the condensed consolidated financial statements not misleading. Operating results for the nine-month period ended September 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2024 included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the “Form 10-K”).

Liquidity

The Company has not yet achieved profitable operations. There is no assurance that profitable operations, if ever achieved, could be sustained on a continuing basis. In addition, development activities, clinical and preclinical testing, and commercialization of the Company’s product candidates will require significant additional financing. The Company’s accumulated deficit at September 30, 2025 totaled $831.3 million, and management expects to incur substantial losses in future periods. The success of the Company is subject to certain risks and uncertainties, including, among others: uncertainty of product development; competition in the Company’s field of use; uncertainty of capital availability; uncertainty in the Company’s ability to enter into agreements and consummate transactions with collaborative partners; expanding and protecting the Company’s intellectual property portfolio; dependence on third parties; and dependence on key personnel. For the nine months ended September 30, 2025, the Company used $93.0 million in cash flows from operations and there are no assurances that the Company will generate positive cash flows in the future. Additionally, there are no assurances that the Company will be successful in obtaining an adequate level of financing for the development and commercialization of its product candidates.

As of September 30, 2025, the Company had cash, cash equivalents and restricted cash in the amount of $17.1 million, which consisted of depository and money market accounts held at large international banks. The Company estimates that its cash and cash equivalents on-hand, tax incentive receivable and accounts receivable – related party at September 30, 2025, together with the $75.0 million upfront payment from Eli Lilly and Company as described in Note 12, and the $22.0 million deposit received from Hologen to date during the fourth quarter 2025 and the remaining $150.0 million from the anticipated closing of the strategic collaboration with Hologen, will be sufficient to cover its expenses for at least the next twelve months from the date of issuance of these condensed consolidated financial statements.

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

MeiraGTx Cell Therapies, a simplified joint stock company, incorporated under the laws of France;

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

MeiraGTx Ocular UK Limited, a limited company incorporated under the laws of England and Wales (“Meira Ocular”);

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

	September 30,	December 31,
	2025	2024
Cash and cash equivalents	$14,841	$103,659
Restricted cash	2,265	2,009
Total cash, cash equivalents and restricted cash in the condensed consolidated statement of cash flows	$17,106	$105,668

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

The table below represents the values of the Company's financial assets and liabilities that are required to be measured at fair value on a recurring basis (in thousands):

	Fair Value Measurement Using:
		Significant	Significant Other	Significant
	September 30,	Observable Inputs	Observable Inputs	Unobservable
Description	2025	(Level 1)	(Level 2)	(Level 3)
Cash equivalents	$9,975	$9,975	$—	$—
Restricted cash	$2,265	$2,265	$—	$—

	Fair Value Measurement Using:
		Significant	Significant Other	Significant
	December 31,	Observable Inputs	Observable Inputs	Unobservable
Description	2024	(Level 1)	(Level 2)	(Level 3)
Cash equivalents	$80,930	$80,930	$—	$—
Restricted cash	$2,009	$2,009	$—	$—

At September 30, 2025, the Company's financial instruments included cash and cash equivalents, restricted cash, accounts receivable – related party, and accounts payable. The carrying amounts reported in the Company's condensed consolidated financial statements for these instruments approximate their respective fair values because of the short-term nature of these instruments. In addition, at September 30, 2025, the Company believes the carrying value of the Tranche 1 Notes (as defined in Note 10) approximates fair value as the interest rate is reflective of the rate the Company could obtain on debt with similar terms and conditions.

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

During the first quarter of 2025, the Company determined that it was reasonably certain to exercise its early termination option on an operating lease for laboratory and office space, for which the Company had an associated asset retirement obligation liability in the amount of $1.7 million and a corresponding leasehold improvement with a net book value of $0.3 million as of March 31, 2025. At that time, the landlord indicated that it would no longer require the Company to make any changes to the premises prior to the lease termination and the Company only expected to incur $0.1 million related to decontamination costs. Therefore, a change in estimate of the asset retirement obligation was recorded for the three months ended March 31, 2025 resulting in a gain on termination of lease liabilities of $1.3 million which is included in general and administrative expenses for the nine months ended September 30, 2025 in the accompanying condensed consolidated statements of operations. The lease was terminated as of August 31, 2025 and the Company did not incur any costs applicable to the asset retirement obligation. The remaining asset retirement obligation of $0.1 million was derecognized and reflected as an additional gain on termination of lease liabilities.

The change in asset retirement obligations is as follows (in thousands):

	For the Nine-Month Periods Ended September 30,
	2025	2024
Balance at beginning of period	$2,821	$2,401
Change in estimate	(1,476)	370
Amortization of interest	126	146
Effects of exchange rate changes	(106)	(37)
Balance at end of period	$1,365	$2,880

IDA Ireland Grant

In August 2021, Meira Ireland entered into an agreement pursuant to which it received a grant from IDA Ireland for financial assistance in establishing its operations in Shannon, Ireland. Under the terms of the grant, Meira Ireland is eligible to receive the lesser of €1.0 million or €10,000 for each job created (the “employment grant”) and the lesser of €1.2 million or 4% of the actual expenditure on the provision of machinery and equipment (the “capital grant”). Meira Ireland may apply for a drawdown of the employment grant once a job has been created and the position has been held for a period of at least one month, and may apply for a drawdown of the capital grant once an eligible asset has been purchased and installed, conditioned on the creation of a cumulative number of jobs by the end of the immediately preceding year. An aggregate of 100 jobs must be created to receive the maximum benefit under the capital grant. An application for a drawdown must be accompanied by an audit certification for compliance with the terms of the grant. The Company has a guarantee in place with a bank in favor of IDA Ireland, pursuant to which it restricts cash in the amount of claims made under the grant such that the Company maintains the funds to cover any portion of the grant income that may become repayable in the future. This amount is presented as restricted cash in the accompanying condensed consolidated balance sheet. All expenditures were required to be completed by December 31, 2024, and the agreement terminates on the later of five years from the date of the last payment from the grant or five years from completion of the capital investment, which is expenditure of at least €30.0 million on eligible machinery and equipment.

The Company recognizes grant income when there is reasonable assurance that the Company will comply with the conditions attached to the grant and that it will receive the grant. Grant income from the employment grant is recognized as a deduction from the amount of the related expense, and grant income from the capital grant is deducted from the carrying amount of the related asset and recognized in income over the asset’s useful life in the form of a reduced depreciation charge. The Company received its first drawdown under the grant in 2023, which was comprised of $0.6 million for the employment grant and $0.4 million for the capital grant. The Company received its second drawdown under the grant in 2024, which was comprised of $0.5 million for the employment grant and $0.5 million for the capital grant. The Company received its third and final drawdown under the grant in 2025, which was comprised of a de minimis amount for the employment grant and $0.1 million for the capital grant. During the nine-months ended September 30, 2025 and 2024, the Company recognized de minimis grant income as a reduction of research and development expenses in the accompanying condensed consolidated statements of operations and comprehensive loss.

During the five-year period ending on the termination of the grant agreement, Meira Ireland must maintain compliance with the terms of the grant. If the total number of jobs is less than 100 at the time of IDA Ireland’s annual review, the Company may have to repay a portion of the capital grant, and if a job for which the Company received employment grant funding remains vacant for a period in excess of six calendar months, the Company may have to repay the employment grant received for that job. As of September 30, 2025, the Company is in compliance with the terms of the grant.

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

The following securities are considered to be ordinary share equivalents, but were not included in the computation of diluted net loss per ordinary share because to do so would have been anti-dilutive:

	September 30,	September 30,
	2025	2024
Share options	7,964,365	8,273,270
Restricted share units	6,182,250	4,252,250
Deferred share units	—	272,500
Warrants	700,000	700,000
	14,846,615	13,498,020

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

The following table sets forth information about the Company’s single reportable segment and the significant expenses reviewed by the CODM, including a reconciliation to net loss (in thousands):

	For the Three-Month Periods Ended September 30,		For the Nine-Month Periods Ended September 30,
	2025	2024	2025	2024
Service revenue - related party	$410	$10,910	$6,027	$11,889
Operating expenses:
Cost of service revenue - related party	313	11,985	4,367	11,985
General and administrative	9,751	8,972	24,699	25,922
Clinical programs:
Botaretigene sparoparvovec	—	204	—	1,339
AAV-hAQP1	1,997	7,852	9,603	14,131
AAV-CNGB3 / AAV-CNGA3	—	(399)	—	(760)
AAV-GAD	1,200	1,613	11,630	5,249
Other ocular diseases	2,915	1,470	4,380	1,764
Manufacturing	12,568	1,781	35,557	35,017
Preclinical programs:
Gene regulation	2,683	1,991	8,210	7,592
Neurodegenerative diseases	271	443	995	1,194
Preclinical ocular diseases	688	595	2,475	1,505
Other research and development[1]	4,968	4,881	10,620	10,842
Share-based compensation	5,952	6,304	16,504	19,074
Depreciation and amortization	3,155	3,259	9,427	9,757
Total operating expenses	46,461	50,951	138,467	144,611
Other segment items[2]	(4,462)	711	3,151	24,330
Segment net loss	$(50,513)	(39,330)	$(129,289)	(108,392)
Net loss	$(50,513)	$(39,330)	$(129,289)	$(108,392)

1 Other research and development is comprised of all other costs including payroll and payroll related costs, travel, rent and facilities costs and other non-program specific expenses.

2 Other segment items is comprised of foreign currency gain (loss), interest income, interest expense and gain on sale of nonfinancial assets.

The Company’s service revenue and deferred revenue from the Asset Purchase Agreement and related agreements were generated in the United Kingdom.

The following table summarizes long-lived assets by geographical area (in thousands):

	September 30,	December 31,
	2025	2024
United States	$9,160	$7,209
United Kingdom	27,082	28,419
European Union	108,930	100,845
	$145,172	$136,473

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

3.       Equity Method and Other Investments

The Company’s investments consist of the following (in thousands):

		September 30, 2025
Investee	Investment Type	Ownership Percentage	Carrying Value	Cost Basis
Visiogene LLC	Equity Method Investment	25.0%	$5,133	$5,165
Other	Equity Investment	0.9%	1,616	1,500
Total equity method and other investments			$6,749	$6,665

4.       Accrued Expenses

Accrued expenses for the periods presented are comprised of the following (in thousands):

	September 30,	December 31,
	2025	2024
Professional fees	$7,235	$6,326
Research and development	3,793	2,234
Manufacturing costs	3,691	1,540
Interest on Tranche 1 Notes	2,747	—
Compensation and benefits	2,708	11,197
Clinical trial costs	1,295	3,864
Consulting	1,221	1,530
Rent and facilities costs	236	257
Fixed assets	212	326
Other	734	140
	$23,872	$27,414

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

Options

A summary of the Company’s share option activity related to employees, non-employee members of the board of directors and non-employee consultants as of December 31, 2024 and for the nine-month period ended September 30, 2025 is as follows (in thousands, except share and per share amounts):

			Weighted-
		Weighted-	Average
		Average	Remaining
	Number of	Exercise	Contractual
	Options	Price	Term (years)
Outstanding at December 31, 2024	8,232,587	$12.57	5.35	years
Granted	222,050	$6.07
Exercised	(8,464)	$5.48
Forfeited	(481,808)	$15.01
Outstanding at September 30, 2025	7,964,365	$12.26	4.86	years
Options exercisable at September 30, 2025	7,040,004	$12.76	4.47	years
Options vested and expected to vest at September 30, 2025	7,964,365	$12.26	4.86	years
Aggregate intrinsic value of options outstanding as of September 30, 2025	$4,647
Aggregate intrinsic value of options exercisable as of September 30, 2025	$3,779

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

The Company recorded the following share-based compensation expense in connection with the options for the three-month and nine-month periods ended September 30, 2025 and 2024 (in thousands):

	Three-Month Periods Ended September 30,
	2025	2024
Research and development	$857	$1,450
General and administrative	472	971
Total share-based compensation	$1,329	$2,421

	Nine-Month Periods Ended September 30,
	2025	2024
Research and development	$2,639	$4,665
General and administrative	1,569	3,048
Total share-based compensation	$4,208	$7,713

The total fair value of options vested during the three-month periods ended September 30, 2025 and 2024 was $1.3 million and $2.3 million, respectively.

The total fair value of options vested during the nine-month periods ended September 30, 2025 and 2024 was $4.7 million and $9.8 million, respectively.

The weighted-average grant date fair value of options granted during the nine-month period ended September 30, 2025 and 2024 was $3.85 and $3.91 per share, respectively.

The grant date fair values of the share options granted were estimated using the Black-Scholes option valuation model with the following ranges of assumptions:

	2025	2024
Risk-free interest rate	3.81 - 4.13%	4.04 - 4.17%
Expected volatility	67%	67%
Expected dividend yield	0%	0%
Expected term (in years)	6.01	3.6 - 6.1

As of September 30, 2025, the total compensation expense relating to unvested options granted that had not yet been recognized was $4.7 million, which is expected to be realized over a period of 3.7 years. The Company will issue shares upon exercise of options from ordinary shares reserved under the Plans.

Restricted Share Units

A summary of the Company’s RSU activity related to employees, non-employee members of the board of directors and non-employee consultants as of December 31, 2024 and for the nine-month period ended September 30, 2025 is as follows:

		Weighted-
	Number of	Average
	Restricted	Grant Date
	Share Units	Fair Value
Outstanding at December 31, 2024	4,252,250	$8.91
Granted	3,174,500	$6.17
Vested	(1,222,500)	$11.52
Forfeited	(22,000)	$6.15
Outstanding at September 30, 2025	6,182,250	$7.00

RSUs granted generally vest 50% on the second anniversary of the date of grant and 25% on the third and fourth anniversaries of the date of grant. Annual RSUs granted to directors generally vest in a single installment on the earliest to occur of the first anniversary of the grant date or the day immediately prior to the date of the next annual meeting of the Company’s shareholders occurring after the date of grant. The RSUs granted to the directors in June 2021 will be paid on or within 30 days after the date a director ceases to serve on the board. For RSUs granted in June 2022 and future years, the directors may annually elect whether to defer the payment of their annual RSU awards under the Deferred Compensation Plan for Non-Employee Directors, which was adopted by the board on December 17, 2021. During the nine months ended September 30, 2025, 225,000 RSUs granted to Directors vested and payment of shares was deferred. As of September 30, 2025, there were 497,500 vested shares that have been deferred and are excluded from ordinary shares outstanding. The related share-based compensation expense, which is recognized ratably over the requisite service period, is included in general and administrative and research and development expenses, as applicable, in the condensed consolidated statements of operations and comprehensive loss.

The Company recorded the following share-based compensation expense in connection with the RSUs for the three-month and nine-month periods ended September 30, 2025 and 2024 (in thousands):

	Three-Month Periods Ended September 30,
	2025	2024
Research and development	$1,367	$1,292
General and administrative	3,256	2,591
Total share-based compensation	$4,623	$3,883

	Nine-Month Periods Ended September 30,
	2025	2024
Research and development	$3,723	$3,785
General and administrative	8,573	7,576
Total share-based compensation	$12,296	$11,361

As of September 30, 2025, the total compensation expense relating to unvested RSUs granted that had not yet been recognized was $29.1 million, which is expected to be realized over a period of 3.5 years.

To satisfy employee minimum statutory tax withholding requirements for restricted share units that vest, the Company withholds a portion of the vested ordinary shares. During the three months ended September 30, 2025 and 2024, the Company withheld 28,501 and 28,500 ordinary shares with a total value of $0.2 million and $0.1 million, respectively. During the nine months ended September 30, 2025 and 2024, the Company withheld 433,960 and 377,152 ordinary shares with a total value of approximately $3.0 million and $2.3 million, respectively. These amounts are presented as a cash outflow from financing activities in the accompanying condensed consolidated statement of cash flows.

During the three-month and nine-month periods ended September 30, 2025 and 2024, the Company recognized total share-based compensation expense in the accompanying condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three-Month Periods Ended September 30,
	2025	2024
Research and development	$2,224	$2,742
General and administrative	3,728	3,562
Total share-based compensation	$5,952	$6,304

	Nine-Month Periods Ended September 30,
	2025	2024
Research and development	$6,362	$8,450
General and administrative	10,142	10,624
Total share-based compensation	$16,504	$19,074

The Company does not expect to realize any tax benefits from its share option activity or the recognition of share-based compensation expense because the Company currently has net operating losses and has a full valuation allowance against its deferred tax assets. Accordingly, no amounts related to excess tax benefits have been reported in cash flows from operations or cash flows from financing activities for the nine-month periods ended September 30, 2025 and 2024.

6.       Ordinary Shares

At-the-Market

In December 2023, the Company entered into an “at-the-market” sales agreement with BofA Securities, Inc., or BofA, pursuant to which the Company may sell from time to time, ordinary shares having an aggregate offering price of up to $100.0 million through BofA, acting as the Company’s agent. During the nine-month period ended September 30, 2025, the Company raised gross proceeds of $9.9 million through the sale of 1,510,300 ordinary shares pursuant to an “at-the-market” equity offering program. Under the “at-the-market” equity program which is currently effective and may remain available for the Company to use in the future, the Company may sell an additional $81.8 million of ordinary shares. Whether the Company chooses to affect future sales under the “at-the-market” equity offering program will depend on a number of factors, including, among others, market conditions and the trading price of the Company’s ordinary shares relative to other sources of capital.

7.       Income Taxes

The Company did not record a provision for income taxes for the three-month and nine-month periods ended September 30, 2025 and 2024, as the Company has generated losses for all periods.

The Company periodically evaluates the realizability of its deferred tax assets based on all available evidence, both positive and negative. The realization of deferred tax assets is dependent on the Company’s ability to generate sufficient future taxable income during periods prior to the expiration of tax attributes to fully utilize these assets. The Company weighed both positive and negative evidence and determined that there is a continued need for a full valuation allowance on its deferred tax assets (after consideration of the reversal of the deferred tax liabilities for the ROU assets and fixed assets) in the United States, United Kingdom, Ireland and Netherlands as of September 30, 2025. Should the Company determine that it would be able to realize its remaining deferred tax assets in the foreseeable future, an adjustment to its remaining deferred tax assets would cause a material increase to income in the period such determination is made.

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

During the nine-month period ended September 30, 2024, the Company recognized a gain of $28.4 million related to the sale of nonfinancial assets which is included in other income in the condensed consolidated statements of operations and comprehensive loss. There was no gain on sale of nonfinancial assets recognized during the nine-month period ended September 30, 2025.

As of September 30, 2025, the aggregate transaction price allocated to unsatisfied performance obligations was $67.0 million which the Company expects to recognize over an estimated period of approximately 2.3 years.

A summary of the deferred revenue is as follows (in thousands):

Deferred revenue at December 31, 2024	$62,403
Other amounts collected or invoiced	1,765
Deferred revenue recognized as service revenue during the nine-month period ended September 30, 2025	(2,465)
Effects of exchange rate changes	5,249
Deferred revenue at September 30, 2025	$66,952

During the three-month periods ended September 30, 2025 and 2024, the Company recognized $0.2 million and $1.8 million, respectively, of deferred revenue – related party as service revenue in connection with PPQ services under the Asset Purchase Agreement and related agreements.

During the nine-month periods ended September 30, 2025 and 2024, the Company recognized $2.5 million and $2.8 million, respectively, of deferred revenue – related party as service revenue in connection with PPQ services under the Asset Purchase Agreement and related agreements.

During the three-month periods ended September 30, 2025 and 2024, the Company recognized $0.4 million and $10.9 million of service revenue, inclusive of the $0.2 million and $1.8 million, respectively, of deferred revenue – related party recognized as service revenue, based on cumulative progress of PPQ services under the Asset Purchase Agreement and related agreements.

During the nine-month periods ended September 30, 2025 and 2024, the Company recognized $6.0 million and $11.9 million of service revenue, inclusive of the $2.5 million and $2.8 million, respectively, of deferred revenue – related party recognized as service revenue, based on cumulative progress of PPQ services under the Asset Purchase Agreement and related agreements.

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

Total rent expense under these leases was $1.3 million and $1.4 million for the three-month periods ended September 30, 2025 and 2024, respectively.

Total rent expense under these leases was $3.7 million and $4.3 million for the nine-month periods ended September 30, 2025 and 2024, respectively.

The Company entered into a lease agreement for laboratory space in March 2025 with an initial lease term of 91 months. The Company also entered into a lease agreement for office space in July 2025 with an initial lease term of 39 months. The lease for the laboratory space contains provisions for tenant allowances and future rent increases. The Company took possession of both spaces in August 2025 and recognized initial operating lease right-of-use assets in the amount of $8.2 million and corresponding lease liabilities in the amount of $8.0 million, in connection with these leases, which are included in the right-of-use assets and lease obligations in the condensed consolidated balance sheets as of September 30, 2025. The lease liabilities have been measured using the incremental borrowing rate (“IBR”) rather than the rate implicit in the lease agreements, as the implicit rates could not be readily determined. The IBR applied to both leases reflects the parent company’s borrowing rate as the Company considers it to be a more appropriate reflection of the financing rate that would be available to the consolidated group, rather than the rates specific to the subsidiary that is the lessee under the agreements. There were no leases recognized during the nine-month period ended September 30, 2024. During the nine months ended September 30, 2025, the Company determined that it was reasonably certain to exercise its early termination option on an operating lease for laboratory and office space, resulting in a remeasurement of the ROU asset and lease liability reflected in the accompanying condensed consolidated balance sheets. The lease was terminated August 31, 2025.

Four clinical trial site leases were assigned to Johnson & Johnson Innovative Medicine during the three-month period ended September 30, 2024 in connection with the Asset Purchase Agreement and related agreements.

The components of lease cost for the three-month and nine-month periods ended September 30, 2025 and 2024 are as follows (in thousands):

	Three-Month Periods Ended September 30,
	2025	2024
Finance lease cost
Amortization of right-of-use assets	$304	$218
Total finance lease cost	304	218
Operating lease cost	1,276	1,428
Short-term lease cost	103	74
Total lease cost	$1,683	$1,720

	Nine-Month Periods Ended September 30,
	2025	2024
Finance lease cost
Amortization of right-of-use assets	$891	$778
Total finance lease cost	891	778
Operating lease cost	3,673	4,300
Short-term lease cost	298	162
Total lease cost	$4,862	$5,240

Amounts reported in the condensed consolidated balance sheets for leases where the Company is the lessee as of September 30, 2025 and December 31, 2024 were as follows (in thousands):

	September 30,		December 31,
	2025		2024
Operating leases
Right-of-use assets	$13,064		$10,576
Capitalized lease obligations	$14,006		$11,576
Finance leases
Right-of-use assets	$23,802		$22,198
Weighted-average remaining lease term
Operating leases	6.6	years	3.6	years
Finance leases	173.2	years	173.9	years
Weighted-average discount rate
Operating leases	11.2%		8.8%
Finance leases	8.0%		8.0%

Other information related to leases for the three-month and nine-month periods ended September 30, 2025 and 2024 are as follows (in thousands):

	Three-Month Periods Ended September 30,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$955	$1,329

	Nine-Month Periods Ended September 30,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$3,412	$4,180

Future minimum lease payments under non-cancellable leases as of September 30, 2025 are as follows (in thousands):

Operating Leases
2025	$573
2026	4,211
2027	3,697
2028	3,479
2029	2,395
Thereafter	6,051
Total undiscounted lease payments	$20,406
Less: Imputed interest	(6,400)
Total lease liabilities	$14,006

10.    Debt Financing

On August 2, 2022 the Company, and the Subsidiary Guarantors, entered into the Financing Agreement with Perceptive. On December 19, 2022, the Financing Agreement was converted to a Notes Purchase Agreement between the same parties and under substantially the same terms and conditions as the Financing Agreement, subject to certain customary note constitution terms. The Company and the Subsidiary Guarantors entered into a Consent and Amendment with Perceptive on August 10, 2023 (the “First Consent and Amendment”), and the Company and the Subsidiary Guarantors entered into a second Consent and Amendment with Perceptive on December 20, 2023 (the “Second Consent and Amendment”).

The Notes Purchase Agreement provides for an initial $75.0 million notes issuance (the “Tranche 1 Notes”).  Pursuant to the First Consent and Amendment, the Company was able to request in its sole discretion, and Perceptive agreed to subscribe to purchase upon such request, an additional $25.0 million notes issuance (the “Tranche 2 Notes”) at any time before August 2, 2024 subject to the terms of the Notes Purchase Agreement. Previously, the Company’s request for issuance of the Tranche 2 Notes was to be determined at Perceptive’s sole discretion. The Notes Purchase Agreement matures on August 2, 2026 and is interest-only during the term. The Company has the option to redeem outstanding principal notes at any time along with an applicable early redemption fee. Under each of the First Consent and Amendment and the Second Consent and Amendment, the Notes Purchase Agreement was amended to increase the applicable early redemption fee. Outstanding amounts under the Notes Purchase Agreement bear interest at a fluctuating rate per annum equal to 10.00% plus the secured overnight financing rate administered by the Federal Reserve Bank of New York for a one-month tenor, subject to a 1.00% floor. The annual interest rate was 14.33% at September 30, 2025. As of September 30, 2025, the outstanding balance of the Tranche 1 Notes was $75.0 million plus accrued interest of $2.7 million. During the three-month periods ended September 30, 2025 and 2024, the Company recorded interest expense of $2.7 million and $2.9 million, respectively. During the nine-month periods ended September 30, 2025 and 2024, the Company recorded interest expense of $8.2 million and $8.8 million, respectively.

The Company’s obligations under the Notes Purchase Agreement are secured by the Company’s London, UK and Shannon, Ireland manufacturing facilities, $3.0 million of the Company’s cash and the bank accounts of the Subsidiary Guarantors, and the issued and outstanding equity interests of the Subsidiary Guarantors.

The Notes Purchase Agreement imposes certain covenants and restrictions on the Company and the Subsidiary Guarantors, including restrictions pertaining to: (i) the incurrence of additional indebtedness, (ii) limitations on liens, (iii) limitations on certain investments, (iv) making distributions, dividends and other payments, (v) mergers, consolidations and acquisitions, (vi) dispositions of assets, (vii) the Company’s maintenance of at least $3.0 million in a U.S. bank account, (viii) transactions with affiliates, (ix) changes to governing documents, (x) changes to certain agreements and leases and (xi) changes in control; however, certain of these restrictions contain exceptions which allow the Company to license, sell and monetize assets in its AAV-hAQP1 program in development to treat radiation-induced xerostomia, its AAV-GAD program in development to treat Parkinson’s disease and its gene regulation platform technologies. As of September 30, 2025, the Company is in compliance with all covenants.

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

The Company also capitalized certain lender and legal costs associated with the Notes Purchase Agreement totaling $2.1 million, which were recorded as a discount to the loan. The aggregate discount of $4.4 million is being amortized to interest expense over the term of the Notes Purchase Agreement. The Company amortized $0.3 million of the discount to interest expense during each of the three-month periods ended September 30, 2025 and 2024. The Company amortized $0.8 million of the discount to interest expense during each of the nine-month periods ended September 30, 2025 and 2024, respectively.

11. Commitments and Contingencies

There were no new material commitments or contingencies entered into during the nine-month period ended September 30, 2025.

12. Subsequent Event

On November 7, 2025 (the “Effective Date”), Meira Ocular, MeiraGTx Limited and Meira UK II (collectively, “Meira”), entered into a strategic collaboration and license agreement with Eli Lilly and Company (“Lilly”) (the “Lilly Collaboration Agreement”) for the research, development and commercialization of genetic medicines in and related to the area of ophthalmology. Under the Lilly Collaboration Agreement, Meira has granted Lilly exclusive, worldwide rights to research, develop and commercialize the Company’s product candidate AAV-AIPL1, which treats Leber congenital amaurosis 4, or LCA4, caused by mutations in the AIPL1 gene, as well as two other preclinical product candidates which are intended to treat other inherited retinal dystrophies. As of the Effective Date, Lilly has (i) an exclusive license to proprietary intravitreal capsids for use with up to five targets, relating to or useful in the field of ophthalmology, to be selected by Lilly, (ii) an exclusive license to proprietary pan-retinal or rod-specific promoters for use with up to five targets, relating to or useful in the field of ophthalmology, to be selected by Lilly and (iii) a right of first designation with respect to certain target-specific transactions that MeiraGTx Ocular or its affiliates may seek to pursue in the field of ophthalmology. Lilly also has a right of first negotiation for use of the Company’s proprietary riboswitch technology in the field of ophthalmological gene editing.

Under the terms of the Lilly Collaboration Agreement, Meira will receive an upfront payment of $75.0 million after signing the Lilly Collaboration Agreement and will be eligible to receive up to over $400.0 million in total milestone payments, including up to $135.0 million in other potential near-term cash consideration upon the achievement of certain development and regulatory approval milestones. Lilly will have the right to research, develop and commercialize products under the Lilly Collaboration Agreement, at its cost. The Lilly Collaboration Agreement also provides for tiered royalties to be paid to MeiraGTx Ocular.

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

Our discussion of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). Since our formation, we have devoted substantially all of our resources to developing our technology platform, establishing our viral vector manufacturing facilities and our GMP plasmid and DNA production facility and developing manufacturing processes, advancing the product candidates in our ophthalmology, salivary gland and neurodegenerative disease programs, building our intellectual property portfolio, organizing and staffing our Company, developing our business plan, raising capital, and providing general and administrative support for these operations. To date, we have financed our operations primarily with cash on hand, proceeds from the sales of our equity securities, debt financing, strategic collaborations and asset sales, including upfront and milestone payments in connection with the Collaboration, Option and License Agreement with Johnson & Johnson Innovative Medicine (formerly known as Janssen Pharmaceuticals, Inc.), dated as of January 30, 2019 (the “Collaboration Agreement”), which also provided us with research funding, and the Asset Purchase Agreement, dated as of December 20, 2023, we entered into with Johnson & Johnson Innovative Medicine (the “Asset Purchase Agreement”) pursuant to which we sold and assigned to Johnson & Johnson Innovative Medicine, and Johnson & Johnson Innovative Medicine purchased and assumed, that certain License Agreement, dated February 5, 2019, by and between UCL Business Plc (now UCL Business Ltd.) (“UCLB”), on the one hand, and MeiraGTx UK II Limited and MeiraGTx Limited, on the other hand (the “UCLB RPGR License Agreement”), relating to the research, development, manufacture and exploitation of botaretigene sparoparvovec, or bota-vec (formerly referred to as AAV-RPGR), for the treatment of X-linked retinitis pigmentosa related to mutations in the retinitis pigmentosa GTPase regulator gene, or XLRP-RPGR (the “RPGR Product”), and other related assets as described in the Asset Purchase Agreement. Through September 30, 2025, we received gross proceeds of approximately $632.2 million from sales of our equity securities, gross proceeds of approximately $75.0 million from issuance of debt, $130.0 million in upfront and milestone payments from the Collaboration Agreement with Johnson & Johnson Innovative Medicine, and $125.0 million from the Asset Purchase Agreement with Johnson & Johnson Innovative Medicine. As of September 30, 2025, we had cash, cash equivalents and restricted cash of $17.1 million, as well as $2.8 million in receivables due from Johnson & Johnson Innovative Medicine in connection with PPQ and transition services we provided to Johnson & Johnson Innovative Medicine.

We are a clinical stage company and have not generated any product revenues to date. We have ongoing clinical development programs and a broad pipeline of preclinical programs. Since inception, we have incurred significant operating losses. Our net losses for the three-month periods ended September 30, 2025 and 2024 were $50.5 million and $39.3 million, respectively. Our net losses for the nine-month periods ended September 30, 2025 and 2024 were $129.3 million and $108.4 million, respectively. As of September 30, 2025, we had an accumulated deficit of $831.3 million. We do not expect to generate revenue from sales of products unless and until we successfully initiate and complete clinical development and obtain regulatory approval for any product candidates, or satisfy our third party obligations.

Our total operating expenses for the three-month periods ended September 30, 2025 and 2024 were $46.5 million and $51.0 million, respectively. For the nine-month periods ended September 30, 2025 and 2024, our total operating expenses were $138.5 million and $144.6 million, respectively. We expect to continue incurring costs associated with our clinical activities for AAV-hAQP1 for the treatment of radiation-induced xerostomia and xerostomia associated with Sjogren’s syndrome, AAV-GAD for the treatment of Parkinson’s disease, as well as costs associated with the delivery of services under the Asset Purchase Agreement and related agreements. We also incurred expenses during the nine-month period ended September 30, 2025 and expect to continue to incur expenses related to research activities in additional therapeutic areas to expand our pipeline, developing our potentially transformative gene regulation technology, hiring additional personnel as needed in manufacturing, research, clinical operations, quality and other functional areas, and associated cash and share-based compensation expense, as well as the further development of internal manufacturing capabilities and capacity and other associated costs including the management of our intellectual property portfolio.

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

Based on our cash, cash equivalents, accounts receivable – related party and tax incentive receivable at September 30, 2025, together with the $75.0 million upfront payment from Eli Lilly and Company (“Lilly”) as described below, and the $22.0 million deposit received from Hologen Limited to date during the fourth quarter 2025 and the remaining $150.0 million from the anticipated closing of the strategic collaboration with Hologen Limited as described below, we estimate that such funds will be sufficient to enable us to fund our operating expenses and capital expenditure requirements into the second half of 2027 and to repay our debt obligation of $75.0 million to Perceptive (due in August 2026). This estimate does not include the $135.0 million in potential near-term cash consideration from Lilly upon the achievement of certain development and regulatory approval milestones. This estimate also does not include the $285.0 million in milestones we are eligible to receive under the Asset Purchase Agreement upon first commercial sale of an RPGR Product in the United States and in at least one of the United Kingdom, France, Germany, Spain and Italy, for completion of the transfer of certain manufacturing technology to Johnson & Johnson Innovative Medicine and upon regulatory approval of a Johnson & Johnson Innovative Medicine-selected manufacturing facility in each of the United States and European Union, or EU, for commercial manufacture of the RPGR Product. We have based these estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. See “Liquidity and Capital Resources.” Because of the numerous risks and uncertainties associated with the development of our product candidates, any future product candidates, our platform and technology and because the extent to which we may enter into collaborations with third parties for development of any of our product candidates is unknown, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidates.

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

Hologen Transactions

On March 9, 2025 (the “Hologen Signing Date”), we and our affiliates entered into a strategic collaboration with Hologen Limited, a non-cellular company limited by shares incorporated in Guernsey (“Hologen”), and its affiliates. Hologen is a leading developer of multi-modal generative AI foundation models of real-world clinical data for clinical medicine and pharmaceutical drug development. As part of the strategic collaboration, we and Hologen entered into the Framework Agreements (as defined below), pursuant to which we and our affiliates will receive from Hologen an upfront cash payment of $200 million (the “Upfront Payment”) on the Hologen Closing Date (as defined below), and Hologen will provide additional funding of up to an additional $230 million as further described below. As part of the strategic collaboration, we also received 250,000 Class A shares of Hologen at a nominal price. Furthermore, we have the option to receive up to an additional 500,000 Class A shares of Hologen at a nominal price if certain funding obligations as described herein are not met by Hologen. During the nine months ended September 30, 2025, Hologen made $28.0 million in payments as part of its commitment toward the Upfront Payment, and made an additional $22.0 million in payments to date during the fourth quarter 2025.

The closing of the transactions contemplated by the Framework Agreements (the “Hologen Closing Date”) is expected to occur in the fourth calendar quarter of 2025, subject to customary closing and funding conditions.

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

Lilly Transaction

On November 7, 2025 (the “Effective Date”), our affiliates MeiraGTx Ocular UK Limited (“MeiraGTx Ocular”), MeiraGTx Limited and MeiraGTx UK II Limited, entered into a strategic collaboration and license agreement with Lilly (the “Lilly Collaboration Agreement”) for the research, development and commercialization of genetic medicines in and related to the area of ophthalmology. Under the Lilly Collaboration Agreement, we have granted Lilly exclusive, worldwide rights to research, develop and commercialize our product candidate AAV-AIPL1, which treats Leber congenital amaurosis 4, or LCA4, caused by mutations in the AIPL1 gene, as well as two other preclinical product candidates which are intended to treat other inherited retinal dystrophies. As of the Effective Date, Lilly has (i) an exclusive license to proprietary intravitreal capsids for use with up to five targets, relating to or useful in the field of ophthalmology, to be selected by Lilly, (ii) an exclusive license to proprietary pan-retinal or rod-specific promoters for use with up to five targets, relating to or useful in the field of ophthalmology, to be selected by Lilly and (iii) a right of first designation with respect to certain target-specific transactions that MeiraGTx Ocular or its affiliates may seek to pursue in the field of ophthalmology. Lilly also has a right of first negotiation for use of our proprietary riboswitch technology in the field of ophthalmological gene editing.

Under the terms of the Lilly Collaboration Agreement, we will receive an upfront payment of $75.0 million after signing the Lilly Collaboration Agreement and will be eligible to receive up to over $400.0 million in total milestone payments, including up to $135.0 million in other potential near-term cash consideration upon the achievement of certain development and regulatory approval milestones. Lilly will have the right to research, develop and commercialize products under the Lilly Collaboration Agreement, at its cost. The Lilly Collaboration Agreement also provides for tiered royalties to be paid to MeiraGTx Ocular.

Recent Development Highlights and Anticipated Milestones

Strategic Collaboration with Eli Lilly and Company to Develop and Commercialize Genetic Medicines in Ophthalmology:

●	In November 2025, we announced a broad strategic collaboration in the area of ophthalmology with Eli Lilly and Company (“Lilly”), granting Lilly worldwide exclusive rights to its AAV-AIPL1 program for treatment of one of the most severe inherited retinopathies, Leber congenital amaurosis 4 (LCA4) owing to genetic deficiency of Aryl-hydrocarbon-interacting protein-like 1 (AIPL1).

●	Lilly also receives worldwide exclusive access rights to our innovative gene therapy technologies for use in ophthalmology with certain targets named by Lilly, including novel intravitreal capsids developed in-house at MeiraGTx and bespoke promoters including AI-generated promoters for specific cells in the retina.

●	We also granted Lilly certain rights to our proprietary riboswitch technology for use in gene editing in the eye. Our riboswitch technology platform is broadly applicable to any therapeutic protein. It allows precise, titratable in vivo production of the therapeutic protein or gene editing nuclease from a gene template controlled by oral dosing of a small molecule inducer.

●	Under the terms of the agreement, we will receive an upfront payment of $75 million and will be eligible to receive over $400 million in total milestone payments. We are also eligible to receive tiered royalties on licensed products.

AAV2-hAQP1 for the Treatment of Radiation-Induced Xerostomia:

●	In December 2024, we were granted Regenerative Medicine Advanced Therapy (RMAT) designation by the FDA for AAV2-hAQP1 for the treatment of Grade 2/3 RIX.
●	Following FDA interactions through the RMAT meeting process, we have aligned with the agency on both the CMC and clinical requirements for the ongoing Phase 2 AQUAx2 randomized, double-blind, placebo-controlled study to support a potential BLA.
●	The use of a single Patient Reported Outcome (PRO) as primary endpoint, the 12-month timeframe for the primary outcome measure, the pooling of placebo arms, and the statistical analyses are aligned with the FDA.
●	The Phase 2 AQUAx2 (NCT05926765) randomized, double-blind, placebo-controlled study is currently enrolling the final high dose cohorts at multiple sites in the US, Canada and the U.K. with the target for completion of enrollment at the end of the year, and the potential for pivotal data read out which if positive could potentially support a BLA filing in early 2027 with potential approval later in the year.
●	Process performance qualification (PPQ) for AAV-hAQP1 manufactured in-house at MeiraGTx to support the BLA filing are underway following guidance and alignment with the FDA.

Additional indications for AAV2-hAQP1:

●	Pre-clinical data supports the use of AAV2-hAQP1 in xerostomia in Sjogren’s disease.
●	Additionally, this same AAV2-hAQP1 treatment has the potential to address xerostomia resulting from the use of PSMA radioligand treatments, as well as prophylaxis for xerostomia caused by this class of treatment.
●	Importantly, manufacturing of AAV2-hAQP1 for all additional indications will be in-house at our facilities and will be the same potentially commercially approved manufacturing process as used for AAV2-hAQP1 in the current pivotal RIX study.

AAV-GAD for the Treatment of Parkinson’s Disease:

●	In May 2025, the FDA granted RMAT designation to AAV-GAD for the treatment of Parkinson’s disease not adequately controlled with anti-Parkinsonian medications.
●	This RMAT was awarded following the presentation to the FDA of positive data from 3 clinical studies demonstrating the benefit of AAV-GAD when administered in a one-time stereotactic infusion to the subthalamic nucleus in the brain, Phase 1 dose escalation study (n=14), double-blind sham-surgery controlled Phase 2 study (n=45) and double-blind sham-surgery controlled Phase 1/2 clinical bridging study (n=14).
●	We are currently engaging with sites globally with the aim of initiating the Phase 3 study of AAV-GAD in the coming months.

Strategic Collaboration with Hologen AI:

●	We have received $50 million of the $200 million in upfront cash consideration due after receipt of clearance and approval under the foreign direct investment laws, with the remainder expected in the fourth quarter of 2025.
●	With an additional 250,000 Class A shares of Hologen being granted to us in addition to the $200 million upfront cash consideration, the value of our equity ownership in Hologen AI will be approximately $30 million.
●	We and Hologen are forming a joint venture, Hologen Neuro AI Ltd, with the $200 million upfront payment and an additional committed funding from Hologen of up to $230 million into the joint venture to finance the development of the AAV-GAD program for the treatment of Parkinson’s disease.

●	The joint venture will use Hologen’s proprietary multi-modal generative foundation models (LMMs).
●	We will hold a 30% ownership in the joint venture and lead all clinical development and manufacturing.
●	Hologen Neuro AI Ltd will enter into both clinical and commercial manufacturing supply agreements with us for exclusive manufacturing of AAV-GAD and other locally-delivered genetic medicines targeting the CNS.
●	Hologen will own a minority stake in our manufacturing subsidiary and will contribute a portion of the annual funding and deploy Hologen’s world leading generative AI capabilities to further accelerate the optimization of our proprietary manufacturing capabilities.
●	As part of the Hologen collaboration, we will move forward with a new program for treatment of severe chronic neuropathic pain using the local delivery of an undisclosed vector. This includes trigeminal neuralgia, one of the most severe forms of pain and intractable to treatment. This program is expected to enter the clinic in the first half of 2026 using material manufactured in house at MeiraGTx.

Botaretigene Sparoparvovec for the Treatment of X-linked Retinitis Pigmentosa (XLRP):

●	Data from the Phase 3 LUMEOS trial of botaretigene sparoparvovec (bota-vec) for the treatment of X-linked retinitis pigmentosa was presented by Dr. Michael Clark, the primary clinical lead on the study from Johnson & Johnson Innovative Medicine, at the Foundation Fighting Blindness 2025 Retinal Therapeutics Innovation Summit on May 2nd, 2025.
●	Following the release of the compelling Phase 3 data at their summit, the Foundation Fighting Blindness issued a public letter to Johnson & Johnson Innovative Medicine strongly supporting the filing and ultimate approval of this treatment for XLRP and stating that it had a remarkable benefit for many of the patients treated.
●	The FDA has granted Fast Track and orphan drug designations to bota-vec and the regulatory authorities in the EU have granted Priority Medicines, or PRIME, advanced therapy medicinal product, or ATMP, and orphan drug designations to bota-vec. Johnson & Johnson Innovative Medicine is the sponsor of this program.
●	We are eligible to receive up to $285 million upon the first commercial sales of bota-vec in the US and EU and manufacturing tech transfer.
●	We also entered into a commercial supply agreement with Johnson & Johnson Innovative Medicine for bota-vec manufacturing, which we anticipate will generate additional revenue during the product launch. As part of this commercial supply agreement, we have now completed PPQ to potentially support CMC sections of global regulatory filings.

Riboswitch Gene Regulation Technology Platform for in vivo Delivery:

●	We are progressing its first riboswitch program into the clinic in metabolic disease with native human leptin produced in response to an oral small molecule. This is a significant unmet need in patients with both inherited and acquired leptin deficiency. The only currently available treatment - metreleptin - is immunogenic, which can lead to neutralizing antibodies against leptin with resulting catastrophic and even lethal metabolic consequences.
●	The Ribo-Leptin construct has been optimized for the clinic for one-time intramuscular delivery. The small molecule inducer has been manufactured under GMP for the clinic, and we are in IND-enabling discussions with regulatory agencies.
●	We have demonstrated very clear leptin production and efficacy in tight dose response to the oral small molecule inducer, and have now shown the durability of leptin production dynamics as well as efficacy in the mouse model unchanged out past 1 year of small molecule dosing.

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

Foreign Currency Translation Gain (Loss)

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

Results of Operations

Comparison of Three Months Ended September 30, 2025 and 2024

	2025	2024	Change

	(in thousands)
Revenues:
Service revenue - related party	$410	$10,910	$(10,500)
Total revenue	410	10,910	(10,500)
Operating expenses:
Cost of service revenue - related party	313	11,985	(11,672)
General and administrative	13,616	12,723	893
Research and development	32,532	26,243	6,289
Total operating expenses	46,461	50,951	(4,490)
Loss from operations	(46,051)	(40,041)	(6,010)
Other non-operating income (expense)
Foreign currency (loss) gain	(1,558)	3,463	(5,021)
Interest income	161	1,189	(1,028)
Interest expense	(3,065)	(3,357)	292
Gain on sale of nonfinancial assets	—	(584)	584
Net loss	$(50,513)	$(39,330)	$(11,183)

Service Revenue – Related Party

Service revenue was $0.4 million for the three months ended September 30, 2025, compared to $10.9 million for the three months ended September 30, 2024. The decrease of $10.5 million was due to decreased activity of PPQ services under the Asset Purchase Agreement and related agreements as the work was substantially completed as of September 30, 2025.

Cost of Service Revenue – Related Party

Cost of service revenue was $0.3 million for the three months ended September 30, 2025 compared to $12.0 million for the three months ended September 30, 2024. The decrease of $11.7 million was due to decreased activity of PPQ services under the Asset Purchase Agreement and related agreements as the work was substantially completed as of September 30, 2025.

General and Administrative Expenses

General and administrative expenses were $13.6 million for the three months ended September 30, 2025, compared to $12.7 million for the three months ended September 30, 2024. The increase of $0.9 million was primarily due to an increase of $0.5 million in rent and facilities costs, an increase of $0.3 million due to a loss on disposal of equipment, furniture and fixtures, an increase of $0.3 million in consulting fees, an increase of $0.2 million in share-based compensation and a $0.4 million increase in other office related costs. These increases were partially offset by a decrease of $0.8 million in legal and accounting fees.

Research and Development Expenses

Research and development expenses for the three months ended September 30, 2025 and 2024 were as follows (in thousands):

	For the Three Months Ended September 30,
	2025	2024	Change
Clinical Programs
Botaretigene sparoparvovec	$—	$204	$(204)
AAV-hAQP1	1,997	7,852	(5,855)
AAV-CNGB3 / AAV-CNGA3	—	(399)	399
AAV-GAD	1,200	1,613	(413)
Other ocular diseases	2,915	1,470	1,445
Manufacturing	15,987	5,333	10,654
Preclinical Programs
Gene regulation	2,683	1,991	692
Neurodegenerative diseases	271	443	(172)
Preclinical ocular diseases	688	595	93
Other research and development expenses	6,791	7,141	(350)
Total research and development expenses	$32,532	$26,243	$6,289

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

Research and development expenses for the three months ended September 30, 2025 were $32.5 million, compared to $26.2 million for the three months ended September 30, 2024. The increase of $6.3 million was primarily due to an increase in manufacturing costs due to both a lower allocation of clinical trial material batch costs to our clinical programs and a lower allocation of costs to cost of service revenue reflecting PPQ services provided under the Asset Purchase Agreement and related agreements being substantially complete by September 30, 2025. Other cost increases arose in our clinical programs for other ocular diseases, primarily due to an increase in manufactured clinical trial material batches related to these programs, and our preclinical programs for gene regulation reflecting preclinical studies initiated during the three months ended September 30, 2025. These increases were partially offset by a decrease in our AAV-hAQP1 program due to the required clinical trial material being substantially manufactured in the prior year.

Foreign Currency (Loss) Gain

Foreign currency loss was $1.6 million for the three months ended September 30, 2025 compared to a gain of $3.5 million for the three months ended September 30, 2024. The change of $5.1 million was primarily due to the weakening of the U.S. dollar against the pound sterling and euro as it relates to the valuation of our intercompany payables and receivables.

Interest Income

Interest income was $0.2 million for the three months ended September 30, 2025 compared to $1.2 million for the three months ended September 30, 2024. The decrease of $1.0 million was due to lower interest rates and cash balances held in interest bearing accounts during 2025.

Interest Expense

Interest expense was $3.1 million for the three months ended September 30, 2025 compared to $3.4 million for the three months ended September 30, 2024. The decrease of $0.3 million was primarily due to a lower interest rate in connection with the debt financing described in Note 10 to our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q.

Comparison of Nine Months Ended September 30, 2025 and 2024

	2025	2024	Change

	(in thousands)
Revenues:
Service revenue - related party	$6,027	$11,889	$(5,862)
Total revenue	6,027	11,889	(5,862)
Operating expenses:
Cost of service revenue - related party	4,367	11,985	(7,618)
General and administrative	35,293	37,127	(1,834)
Research and development	98,807	95,499	3,308
Total operating expenses	138,467	144,611	(6,144)
Loss from operations	(132,440)	(132,722)	282
Other non-operating income (expense)
Foreign currency gain	10,753	2,644	8,109
Interest income	1,540	3,113	(1,573)
Interest expense	(9,142)	(9,861)	719
Gain on sale of nonfinancial assets	—	28,434	(28,434)
Net loss	$(129,289)	$(108,392)	$(20,897)

Service Revenue – Related Party

Service revenue was $6.0 million for the nine months ended September 30, 2025 compared to $11.9 million for the nine months ended September 30, 2024. The $5.9 million decrease was due to decreased activity of PPQ services under the Asset Purchase Agreement and related agreements as the work was substantially completed as of September 30, 2025.

Cost of Service Revenue – Related Party

Cost of service revenue was $4.4 million for the nine months ended September 30, 2025 compared to $12.0 million for the nine months ended September 30, 2024. The decrease of $7.6 million was due to decreased activity of PPQ services under the Asset Purchase Agreement and related agreements as the work was substantially completed as of September 30, 2025.

General and Administrative Expenses

General and administrative expenses were $35.3 million for the nine months ended September 30, 2025, compared to $37.1 million for the nine months ended September 30, 2024. The decrease of $1.8 million was primarily due to a $1.4 million gain on lease termination, a decrease of $1.5 million in legal and accounting fees, a decrease of $0.5 million in share-based compensation, a decrease of $0.1 million in insurance costs and a decrease of $0.1 million in depreciation. These decreases were partially offset by an increase of $0.9 million in payroll and payroll-related costs, an increase of $0.4 million due to a loss on disposal of equipment, furniture and fixtures and $0.5 million in other office related costs.

Research and Development Expenses

Research and development expenses for the nine months ended September 30, 2025 and 2024 were as follows (in thousands):

	For the Nine Months Ended September 30,
	2025	2024	Change
Clinical Programs
Botaretigene sparoparvovec	$—	$1,339	$(1,339)
AAV-hAQP1	9,603	14,131	(4,528)
AAV-CNGB3 / AAV-CNGA3	—	(760)	760
AAV-GAD	11,630	5,249	6,381
Other ocular diseases	4,380	1,764	2,616
Manufacturing	45,627	45,730	(103)
Preclinical Programs
Gene regulation	8,210	7,592	618
Neurodegenerative diseases	995	1,194	(199)
Preclinical ocular diseases	2,475	1,505	970
Other research and development expenses	15,887	17,755	(1,868)
Total research and development expenses	$98,807	$95,499	$3,308

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

Research and development expenses for the nine months ended September 30, 2025 were $98.8 million, compared to $95.5 million for the nine months ended September 30, 2024. The increase of $3.3 million was primarily due to an increase in costs associated with our AAV-GAD program and other ocular diseases, both reflecting increased clinical trial material manufactured in the period. Other cost increases also arose in our preclinical programs for ocular diseases and gene regulation reflecting preclinical studies initiated in the period. These increases were partially offset by a decrease in costs related to our AAV-hAQP1 program due to the required clinical trial material being substantially manufactured in the prior year, a decrease in other research and development expenses due to a decrease in share-based compensation expenses and a decrease in costs related to the bota-vec program as Johnson & Johnson Innovative Medicine is now primarily funding the expenses related to this program as a result of the Asset Purchase Agreement.

Foreign Currency Gain

Foreign currency gain was $10.8 million for the nine months ended September 30, 2025 compared to a gain of $2.6 million for the nine months ended September 30, 2024. The change of $8.1 million was primarily due to the weakening of the U.S. dollar against the pound sterling and euro as it relates to the valuation of our intercompany payables and receivables.

Interest Income

Interest income was $1.5 million for the nine months ended September 30, 2025 compared to $3.1 million for the nine months ended September 30, 2024. The decrease of $1.6 million was due to lower interest rates and cash balances during 2025.

Interest Expense

Interest expense was $9.1 million for the nine months ended September 30, 2025 compared to $9.9 million for the nine months ended September 30, 2024. The decrease of $0.7 million was primarily due to a lower interest rate in connection with the debt financing described in Note 10 to our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q

Gain on Sale of Nonfinancial Assets

There was no gain on sale of nonfinancial assets during the nine months ended September 30, 2025 compared to $28.4 million for the nine months ended September 30, 2024. This decrease was a result of the recognition of the $50.0 million milestone allocated to the nonfinancial assets sold and assigned to Johnson & Johnson Innovative Medicine being fully recognized during 2023 and 2024.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses. For the nine months ended September 30, 2025, we used $93.0 million in cash flows from operations. We did not generate positive cash flows from operations during the period and there are no assurances that we will generate positive cash flows in the future. Additionally, there are no assurances that we will be successful in obtaining an adequate level of financing for the development and commercialization of our product candidates. We expect to incur significant expenses and operating losses for the foreseeable future as we advance the preclinical and clinical development of our product candidates. We expect that our research and development and general and administrative costs will increase in connection with conducting preclinical studies and clinical trials for our product candidates, building out internal capacity to have products manufactured to support preclinical studies and clinical trials as well as to manufacture commercial products, expanding our intellectual property portfolio, and providing general and administrative support for our operations. As a result of these incurred and expected expenses we will need additional capital to fund our operations, which we may obtain from additional equity or debt financings, collaborations, licensing arrangements, or other sources.

We do not currently have any approved products and have never generated any revenue from product sales. We have historically financed our operations primarily through cash on hand and proceeds from the sale of our equity securities, the issuance of debt and upfront and milestone payments from the Collaboration Agreement and Asset Purchase Agreement.

Based on our current cash, cash equivalents, accounts receivable – related party, and tax incentive receivable at September 30, 2025, together with the $75.0 million upfront payment from Lilly, and the $22.0 million deposit received from Hologen to date during the fourth quarter 2025 and the remaining $150.0 million proceeds from the anticipated closing of the strategic collaboration with Hologen, we estimate that we will be able to fund our operating expenses and capital expenditure requirements into the second half of 2027 and to repay our debt obligation of $75.0 million to Perceptive (due in August 2026). This estimate does not include the $135.0 million in potential near-term cash consideration from Lilly upon the achievement of certain development and regulatory approval milestones. This estimate also does not include the $285.0 million in milestones we are eligible to receive under the Asset Purchase Agreement upon first commercial sale of an RPGR Product in the United States and in at least one of the United Kingdom, France, Germany, Spain and Italy, for completion of the transfer of certain manufacturing technology to Johnson & Johnson Innovative Medicine and upon regulatory approval of a Johnson & Johnson Innovative Medicine-selected manufacturing facility in each of the United States and European Union for commercial manufacture of the RPGR Product. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect.

Cash Flows

As of September 30, 2025, we had $17.1 million of cash, cash equivalents and restricted cash.

The following table summarizes our sources and uses of cash, cash equivalents and restricted cash for the period presented:

	For the Nine Months Ended September 30,
	2025	2024

	(in thousands)
Net cash used in operating activities	$(92,990)	$(81,219)
Net cash (used in) provided by investing activities	(3,018)	24,697
Net cash provided by financing activities	6,944	50,290
Net decrease in cash, cash equivalents and restricted cash	$(89,064)	$(6,232)

Operating Activities

During the nine months ended September 30, 2025, our cash used in operating activities of $93.0 million was primarily due to a net loss of $129.3 million as we incurred expenses associated with research activities on our clinical programs, manufacturing of our clinical trial materials, preclinical research programs and general and administrative expenses. The net loss included non-cash income and expense of $14.9 million, which consisted primarily of $16.5 million of share-based compensation, $9.4 million of depreciation and amortization, $0.8 million of amortization of debt discount, $0.3 million of loss on disposal of equipment, furniture and fixtures, $0.1 million of amortization of interest on asset retirement obligations, $10.8 million of a foreign exchange gain, and $1.5 million of gain on termination of lease liabilities. Additionally, operating assets, consisting of accounts receivable – related party, contract assets – related party, inventory, prepaid expenses, tax incentive receivable, other assets and other current assets, decreased by $1.2 million and operating liabilities, consisting of accounts payable, accrued expenses, other current liabilities and deferred revenue – related party, increased by $20.2 million.

During the nine months ended September 30, 2024, our cash used in operating activities of $81.2 million was primarily due to a net loss of $108.4 million as we incurred expenses associated with research activities on our clinical programs, manufacturing of our clinical trial materials, preclinical research programs and general and administrative expenses. The net loss included non-cash income and expense of $1.0 million, which consisted primarily of $28.4 million of a gain on sale of nonfinancial assets, $19.1 million of share-based compensation, $9.8 million of depreciation and amortization, $2.6 million of a foreign currency gain, $0.9 million of non-cash interest, a $0.4 million loss on disposal of equipment, furniture and fixtures and $0.2 million of net change in right-of-use-assets and liabilities. Additionally, operating assets, consisting of accounts receivable – related party, prepaid expenses, tax incentive receivable, other assets and other current assets, decreased by $13.5 million and operating liabilities, consisting of accounts payable, accrued expenses, other current liabilities and deferred revenue – related party, increased by $14.7 million.Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2025 of $3.0 million consisted of purchases of property and equipment for our manufacturing, laboratory and process development facilities of $3.5 million offset by proceeds from the sale of equipment, furniture and fixtures of $0.5 million.

Net cash provided by investing activities for the nine months ended September 30, 2024 of $24.7 million consisted of $28.4 million from proceeds from the sale of nonfinancial assets offset by $3.7 million of purchases of property and equipment for our manufacturing, laboratory and process development facilities.

Financing Activities

Net cash provided by financing activities was $6.9 million for the nine months ended September 30, 2025, which consisted of $9.9 million net proceeds from an “at-the-market” offering of our ordinary shares which was offset by the payment of $3.0 million to cover tax withholding obligations upon the vesting of restricted share unit awards.

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

Foreign Currency Exchange Risk

We currently operate in the United States, the United Kingdom and the European Union. Our activities in these jurisdictions expose us to currency exchange rate fluctuations, primarily between the U.S. Dollar and the British pound sterling and euro. When the U.S. Dollar strengthens against these currencies, the U.S. Dollar value of non-U.S. Dollar based losses increases. To the extent that our international activities recorded in local currencies increase in the future, our exposure to fluctuations in currency exchange rates will correspondingly increase. As of September 30, 2025, we did not hold any foreign currency forward contracts. With respect to our foreign currency exposures as of September 30, 2025, we estimate a 10% unfavorable movement in foreign currency exchange rates would have the effect of creating an additional foreign currency loss of approximately $15.2 million within other non-operating income (expense) for the nine months ended September 30, 2025.

Interest Rate Risk

We are exposed to market risk as a result of changes in interest rates applicable to borrowings under our Notes Purchase Agreement. Borrowings under the Notes Purchase Agreement bear interest at a fluctuating rate per annum equal to 10.00% plus the secured overnight financing rate (“SOFR”) administered by the Federal Reserve Bank of New York for a one-month tenor, subject to a 1.00% floor. See Note 10 to our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q. We may use interest rate cap derivatives, interest rate swaps or other interest rate hedging instruments to economically hedge and manage interest rate risk with respect to our variable floating rate debt. As of September 30, 2025, the annual interest rate was 14.33% and the outstanding balance of the term loan was $75.0 million. Assuming no change in the outstanding borrowings under the Notes Purchase Agreement, we estimate that a hypothetical 1% increase in the SOFR would increase our annual interest expense by approximately $0.8 million as of September 30, 2025.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are a clinical stage company with limited operating history. We were formed and began operations in 2015. We have never been profitable and do not expect to be profitable in the foreseeable future. We have incurred net losses since inception, including net losses of approximately $129.3 million and $108.4 million for the nine months ended September 30, 2025, and 2024, respectively. As of September 30, 2025, we had an accumulated deficit of approximately $831.3 million. Since our inception, we have devoted substantially all of our resources to developing our technology platform, establishing our viral vector manufacturing facilities and plasmid and DNA production facility, developing manufacturing processes, advancing the product candidates in our ophthalmology, salivary gland and neurodegenerative disease programs, research and development activities, including our riboswitch gene regulation platform technology, building our intellectual property portfolio, organizing and staffing our company, developing our business plans, raising capital, securing debt financing and providing general and administrative support for these operations. We have not yet demonstrated an ability to successfully complete large-scale, pivotal clinical trials, obtain marketing approval, manufacture product at a commercial scale, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Given the length of time typically needed to develop a new drug from the time it enters Phase 1 clinical trials to when it is approved for treating patients, if ever, predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing genetic medicine products.

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

Our operations have consumed significant amounts of cash since inception. As of September 30, 2025, our cash, cash equivalents and restricted cash were $17.1 million. Based on our cash, cash equivalents, accounts receivable – related party and tax incentive receivable at September 30, 2025, together with the $75.0 million upfront payment from Lilly, and the $22.0 million deposit received from Hologen to date during the fourth quarter 2025 and the remaining $150.0 million from the anticipated closing of the strategic collaboration with Hologen, we estimate that such funds will be sufficient to enable us to fund our operating expenses and capital expenditure requirements into the second half of 2027 and to repay our debt obligation of $75.0 million to Perceptive (due in August 2026). This estimate does not include the $135.0 million in potential near-term cash consideration from Lilly upon the achievement of certain development and regulatory approval milestones. This estimate also does not include the $285.0 million in milestones we are eligible to receive under the Asset Purchase Agreement upon first commercial sale of an RPGR Product in the United States and in at least one of the United Kingdom, France, Germany, Spain and Italy, for completion of the transfer of certain manufacturing technology to Johnson & Johnson Innovative Medicine and upon regulatory approval of a Johnson & Johnson Innovative Medicine-selected manufacturing facility in each of the United States and European Union for commercial manufacture of the RPGR Product. This estimate is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances could cause us to spend more than expected or consume capital significantly faster than we currently anticipate, such as inflation or other factors that may significantly increase our business costs. Because the length of time and activities associated with successful development of our product candidates is uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:

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

On August 2, 2022, we, as borrower, and our wholly-owned subsidiaries MeiraGTx UK II Limited and MeiraGTx Ireland DAC, as guarantors (the “Subsidiary Guarantors”), entered into a senior secured financing arrangement (the “Financing Agreement”) by and among us, the Subsidiary Guarantors, the lenders and other parties from time to time party thereto and Perceptive Credit Holdings III, LP, as administrative agent and lender (“Perceptive”). On December 19, 2022, the Financing Agreement was converted to a notes purchase agreement and guaranty (as converted, the “Notes Purchase Agreement”) between the same parties and under substantially the same terms and conditions as the Financing Agreement, subject to certain customary note constitution terms. We and the Subsidiary Guarantors entered into a Consent and Amendment with Perceptive on August 10, 2023 (the “First Consent and Amendment”), and we and the Subsidiary Guarantors entered into a second Consent and Amendment with Perceptive on December 20, 2023 (the “Second Consent and Amendment”). The Notes Purchase Agreement provides for an initial $75.0 million notes issuance (the “Tranche 1 Notes”). Pursuant to the First Consent and Amendment, we were able to request in our sole discretion, and Perceptive agreed to subscribe to purchase upon such request, an additional $25.0 million notes issuance (the “Tranche 2 Notes”, together with the Tranche 1 Notes, the “Notes”) at any time before August 2, 2024, subject to the terms of the Notes Purchase Agreement. Previously, the Company’s request for issuance of the Tranche 2 Notes was to be determined at Perceptive’s sole discretion. Under each of the First Consent and Amendment and the Second Consent and Amendment, the Notes Purchase Agreement was also amended to increase the applicable early redemption fee. The Notes incur interest, subject to certain provisions therein, at a fluctuating rate per annum equal to 10.00% plus the secured overnight financing rate administered by the Federal Reserve Bank of New York for a one-month tenor, subject to a 1.00% floor. The Notes Purchase Agreement matures on August 2, 2026 and is interest-only during the term. The Notes Purchase Agreement also contains various restrictions and covenants, including, among other things, covenants regarding the incurrence of additional indebtedness, limitations on liens, limitations on certain investments, limitations on making distributions, dividends and other payments, mergers, consolidations and acquisitions, dispositions of assets, maintenance of at least $3.0 million in a U.S. bank account, transactions with affiliates, changes to governing documents, changes to certain agreements and leases and changes in control. Our obligations under the Notes Purchase Agreement are secured by our London, UK and Shannon, Ireland manufacturing facilities, $3.0 million of our cash and the bank accounts of the Subsidiary Guarantors, and the issued and outstanding equity interests of the Subsidiary Guarantors.

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

Our future success and ability to generate product revenue is substantially dependent on our ability to successfully develop, manufacture, obtain regulatory approval for and successfully commercialize our product candidates. We currently have no products that are approved for commercial sale and may never be able to develop marketable products. We have invested and expect to continue to invest a meaningful portion of our efforts and expenditures over the next few years in the development of AAV-hAQP1, AAV-GAD, AAV-AIPL1 and our riboswitch gene regulation technology platform, as well as potentially AAV-CNGB3, AAV-CNGA3, AAV-RPE65, which will require additional clinical development, management of clinical and manufacturing activities, regulatory approval in multiple jurisdictions, manufacturing sufficient supply, building of a commercial organization, substantial investment and significant marketing efforts before we can generate any revenues from any commercial sales. While we have entered into the Lilly Collaboration Agreement with respect to AAV-AIPL1 and two other preclinical product candidates which are intended to treat other inherited retinal dystrophies, there can be no assurance that these product candidates will be successfully developed and commercialized by us or Lilly. We cannot be certain that our product candidates will be successful in clinical trials, receive regulatory approval or be successfully commercialized even if we receive regulatory approval. Even if we receive approval to market our product candidates from the FDA, MHRA or other regulatory bodies, we cannot be certain that our product candidates will be successfully commercialized by us or any of our collaborators, widely accepted in the marketplace or more effective than other commercially available alternatives. Additionally, the research, testing, manufacturing, labeling, approval, sale, marketing and distribution of gene therapy products are and will remain subject to extensive and evolving regulation by the FDA, MHRA and other regulatory authorities. We are not permitted to market our product candidates in the United States until they receive approval of a biologics license application, or BLA, from the FDA, we cannot market them in the UK or EU until we receive approval for a marketing authorization, or MA, from the MHRA or European Commission, respectively, and we cannot market them in other countries until we receive any other required regulatory approval in those countries.

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

Furthermore, on April 28, 2025, the UK adopted an amendment to the Medicines for Human Use (Clinical Trials) Regulations 2004 intended to support a more streamlined and flexible regulation of clinical trials, removing unnecessary administrative burdens on trial sponsors, while protecting the interests of trial participants. It also intends to bring the UK regulatory framework for clinical trials, which is still based on the EU Clinical Trials Directive, into closer alignment with the CTR. The amendment will become applicable on April 28, 2026, following a one-year transition period, and the MHRA has published guidance intended to provide support during the transition period and will publish further guidance once the amendment becomes applicable.

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

The FDA has granted us rare pediatric disease designation for AAV-AIPL1 for the treatment of Leber congenital amaurosis (LCA4) retinal dystrophy, AAV-BBS10 for the treatment of BBS due to BBS10 mutations, AAV-RDH12 for the treatment of Leber congenital amaurosis (LCA) and early-onset severe retinal dystrophy (EOSRD), AAV8-RK-RetGC for the treatment of patients with Leber congenital amaurosis due to GUCY2D mutations (LCA1), AAV-RPE65 for the treatment of inherited retinal dystrophy due to biallelic RPE65 mutations, AAV-CNGB3 for the treatment of achromatopsia caused by mutations in the CNGB3 gene and AAV-CNGA3 for the treatment of achromatopsia caused by mutations in the CNGA3 gene. There is no guarantee that we will be able to obtain a priority review voucher, even if one or more of these gene therapy product candidates is approved by the FDA. Under the current statutory provisions, the FDA may not award a rare pediatric disease priority review voucher to sponsors of marketing applications unless the drug has received rare pediatric disease designation as of December 20, 2024 and is approved by the FDA no later than September 30, 2026. Even though we received rare pediatric disease designation by the current statutory deadline of December 20, 2024 for all of these gene therapy product candidates except AAV8-RK-RetGC, which received such designation in January 2025, we may not receive a voucher for such gene therapy product candidates if we do not obtain approval by September 2026. In September 2025, a Congressional committee advanced proposed legislation to be discussed and voted on by the entire House of Representatives that would renew the rare pediatric disease priority review voucher program, extending the program through September 30, 2029. Even if such legislation is enacted to extend the program, we may not obtain approval within the relevant timelines, and even if we do, we may not obtain a priority review voucher.

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

Disruptions at the FDA and other government or regulatory agencies such as the EMA may also slow the time necessary for new product candidates to be reviewed and/or approved, which would adversely affect our business. For example, the U.S. government was recently shut down due to Congress not having passed appropriations bills to fund government activity, and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities. Prolonged government shutdowns could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. In addition, the current presidential administration has laid off thousands of federal health workers, including at the FDA, and the leadership of CBER has changed multiple times in recent months, which may delay review times for approval of our product candidates and impact our ability to correspond with the FDA regarding the development of our programs in a timely fashion.

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

We may not have the resources in the foreseeable future to allocate to the sales and marketing of our product candidates in certain markets. Therefore, our future sales in these markets will largely depend on our ability to enter into and maintain collaborative relationships for such capabilities, the collaborator’s strategic interest in the product and such collaborator’s ability to successfully market and sell the product. For example, Lilly will be solely responsible for the commercialization of AAV-AIPL1 pursuant to the Lilly Collaboration Agreement. We also may pursue collaborative arrangements regarding the sale and marketing of AAV-hAQP1, AAV-GAD, our other IRD programs, our riboswitch gene regulation platform technology or other future gene therapy programs, if approved, for the United States and/or certain markets overseas; however, there can be no assurance that we will be able to establish or maintain such collaborative arrangements, or if able to do so, that they will have effective sales forces.

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

If any of our products are approved for commercialization, we have entered into, and intend to enter into, agreements with third parties to market them in certain jurisdictions outside the United States, the UK and the EU, such as under our Lilly Collaboration Agreement. We expect that we and our third-party collaborators will be subject to additional risks related to international pharmaceutical operations, including:

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

We have entered into collaboration agreements with third parties for the development and commercialization of our product candidates, including the Lilly Collaboration Agreement for the development and commercialization of AAV-AIPL1 and two other preclinical product candidates which are intended to treat other inherited retinal dystrophies. In addition, in October 2023 we provided Sanofi and its affiliates with a right of first negotiation for use of our riboswitch gene regulation technology for certain Immunology and Inflammation (I&I), including modulation of IL-4 and IL-13, and Central Nervous System (CNS) targets, as well as for GLP-1 and other gut peptides for metabolic disease, and for our Phase 2 xerostomia program, under the Investment Agreement. We also entered into a strategic collaboration with Hologen in March 2025 as described above that is expected to close in the fourth calendar quarter of 2025 subject to customary closing and funding conditions. We may seek additional collaborative relationships in the future. Failure to obtain a collaborative relationship for our product candidates may significantly impair their commercial potential. We also may need to enter into collaborative relationships to provide funding to support our other research and development programs. The process of establishing and maintaining collaborative relationships is difficult, time-consuming and involves significant uncertainty, such as:

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

As of September 30, 2025, we had 409 employees. If we seek to expand our organization, we may have difficulty identifying, hiring and integrating new personnel. Future growth would impose significant additional responsibilities on our management, including the need to identify, recruit, maintain, motivate and integrate additional employees, consultants and contractors. Also, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities or strategic opportunities related to our assets, loss of employees and reduced productivity among remaining employees. Our growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth. Our growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our potential ability to generate revenue could be reduced and we may not be able to implement our business strategy. Many of the biotechnology companies that we compete against for qualified personnel and consultants have greater financial and other resources, different risk profiles and a longer history in the industry than we do. If we are unable to continue to attract and retain high-quality personnel and consultants, the rate and success at which we can discover and develop product candidates and operate our business will be limited. Alternatively, if we seek to decrease the number of employees in our organization in the future in response to adverse business events, it may lead to additional unanticipated attrition. If our future staffing is inadequate because of additional unanticipated attrition or because we failed to retain the staffing level required to accomplish our business objectives, we may be delayed or unable to continue the development of our product candidates, which could impede our ability to generate revenues and achieve or maintain profitability.

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

Sales of a substantial number of our ordinary shares in the public market could dilute your ownership interest. Pursuant to an “at-the-market” sales agreement we entered into with BofA Securities, Inc., or BofA, in December 2023, we may sell from time to time, ordinary shares having an aggregate offering price of up to $100.0 million through BofA, acting as our agent. During the nine month period ended September 30, 2025, we raised gross proceeds of $9.9 million through the sale of 1,510,300 ordinary shares pursuant to an “at-the-market” equity offering program.  Whether we choose to affect future sales under the “at-the-market” equity offering program will depend on a number of factors, including, among others, market conditions and the trading price of our ordinary shares relative to other sources of capital. The issuance from time to time of ordinary shares through our “at-the-market” equity offering program or in any other equity offering, or the perception that such sales may occur, could have the effect of depressing the market price of our ordinary shares.

Our executive officers, directors and principal shareholders, if they choose to act together, have the ability to significantly influence all matters submitted to shareholders for approval.

As of September 30, 2025, our executive officers, directors and shareholders who owned more than 5% of our outstanding ordinary shares and their respective affiliates, in the aggregate, hold ordinary shares representing approximately 55.1% of our outstanding ordinary shares. In addition, in connection with entering into the Financing

Agreement, we issued to an affiliate of Perceptive Advisors, LLC, our largest shareholder that employs a director serving on our board, warrants to purchase an aggregate of 700,000 of our ordinary shares.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the three months ended September 30, 2025, none of our directors or “officers” (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” and/or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

MeiraGTx Holdings plc (Registrant)

Date: November 13, 2025	By:	/s/ Alexandria Forbes
Alexandria Forbes
Chief Executive Officer
(principal executive officer and authorized signatory)

Date: November 13, 2025	By:	/s/ Richard Giroux
Richard Giroux
Chief Financial Officer and Chief Operating Officer
(principal financial officer and principal accounting officer)