Form 10-K
period 2025-12-31
MeiraGTx Holdings plc
filed 2026-03-30
CIK 1735438

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

As of June 30, 2025, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the registrant’s ordinary shares held by non-affiliates of the registrant was approximately $524,509,772 (based upon the closing sale price of the registrant’s ordinary shares on that date on the Nasdaq Global Select Market).

As of March 30, 2026, the registrant had 81,446,126 ordinary shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to its 2026 annual shareholder meeting to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2025 are incorporated herein by reference in Part III of this Annual Report on Form 10-K.

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

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “forecast,” “contemplate,” “believe,” “estimate,” “eligible,” “predict,” “potential,” “would” or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this Form 10-K are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Form 10-K and are subject to a number of risks, uncertainties and assumptions described under the sections in this Form 10-K entitled “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Form 10-K. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified and some of which are beyond our control, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Moreover, we operate in an evolving environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risk factors and uncertainties. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise. Thus, one should not assume that our silence over time means that actual events are bearing out as expressed or implied in such forward-looking statements.

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

PART I

ITEM 1. BUSINESS

Overview

We are a vertically integrated, clinical-stage genetic medicines company with a broad pipeline of late-stage clinical programs, including radiation-induced xerostomia, Parkinson’s disease and AIPL1-associated retinal dystrophy. Our clinical programs use targeted local delivery of small doses of genetic medicines to treat both inherited and more common conditions with severe unmet need. The successful development of the clinical pipeline is supported by our internal end-to-end manufacturing capabilities. We have two viral vector production facilities for good manufacturing practices, or GMP, internal plasmid production for GMP, as well as an in-house Quality Control hub for stability and release, all fit for Investigational New Drug application (IND) through commercial supply. In addition, we have developed a proprietary manufacturing platform with industry-leading yield and quality aspects and commercial readiness. Our core capabilities in viral vector and capsid optimization allow increased potency, decreased dose and significantly reduced cost of goods for our genetic medicines. We have developed a transformative gene regulation platform using bespoke synthetic riboswitch technology invented in-house that allows for the precise, dose-responsive expression of any transgene under the control of oral small molecules. We are focusing the riboswitch platform on the in vivo delivery of biologic therapeutics such as the metabolic peptides glucagon-like peptide-1 (GLP-1), glucose-dependent insulinotropic polypeptide (GIP), glucagon, amylin, peptide YY (PYY) and leptin via oral small molecules, as well as cell therapy for oncology and autoimmune diseases, and long term intractable pain. We have developed unique comprehensive technology capabilities to apply genetic medicine to more prevalent diseases, increasing efficacy, addressing novel targets, and expanding access in some of the largest disease areas where the unmet need remains high.

We own and operate manufacturing facilities in London, United Kingdom and Shannon, Ireland that we expect can supply our current clinical and preclinical programs, as well as our third party supply obligations, through regulatory approval and, should they be approved, provide sufficient capacity for commercial production. Completed in early 2018 and designed to meet global regulatory requirements, including GMP, our 29,000 square foot flexible and scalable viral vector manufacturing facility in London, United Kingdom has two cell production suites, three independent viral vector production suites providing multi-product and multi-viral vector manufacturing capabilities and an integrated, flexible fill-and-finish suite. In May 2018, we were granted a license to manufacture gene therapy product candidates in our GMP compliant manufacturing facility by the United Kingdom’s Medicines and Healthcare products Regulatory Agency, or MHRA. The MHRA re-certified the facility in the second quarter of 2024. In December 2025, our London manufacturing facility was granted a commercial Manufacturer’s and Importer’s Authorization (MIA) by the MHRA for the manufacture of advanced therapy medicinal products, or ATMPs, for genetic medicines.

Our second, large scale GMP viral vector manufacturing facility and our first GMP plasmid and DNA production facility in Shannon, Ireland, both of which are designed to meet GMP requirements, came online in 2022. The campus encompasses 150,000 square feet. It is the first commercial-scale genetic medicine manufacturing site in Ireland and is unique in its scale and integrated capabilities. The site contains three facilities, one built to be flexible and scalable for viral vector production for clinical and commercial supply, in addition, a facility to manufacture plasmid DNA – the critical starting material for producing gene therapy products – and thirdly, a Quality Control (QC) hub performing advanced biochemical quality control testing for MeiraGTx clinical and commercial programs. In June 2023, we received an MIA for QC testing of commercial products in our GMP compliant manufacturing facility in Shannon from the Irish Health Products Regulatory Authority (“HRPA”). In September 2023, we received a second MIA from the HRPA for QC testing of investigational medicinal products. We believe that our second viral vector manufacturing facility and bringing GMP plasmid and DNA production in-house will provide greater flexibility and efficiency as we advance our product candidates through development, and should they be approved, commercial production.

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

We have also developed a transformative technology to precisely and specifically control gene expression levels via dose-response to proprietary orally delivered small molecules. This completely novel technology allows us to control the expression of any DNA sequence using a bespoke oral small molecule, circumventing the need for manufacturing of biologics outside the body or stabilization for long term activity. With this riboswitch platform, we can control the precise timing of production of any mRNA from any DNA sequence - and therefore regulate the protein or peptide produced within the body dependent on the dose of the chosen oral small molecule. The need for injection of stabilized drug product is replaced by an oral small molecule that can repeatedly activate mRNA production every time it is dosed. This platform opens a whole array of targets that are not currently druggable, particularly in the area of metabolism where many of the known peptide agonists have proven difficult to address pharmaceutically. We can deliver the sequence that is the most physiologically active without the need for modification to extend the half-life or manufacturing outside the body.

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

Under the Asset Purchase Agreement, Johnson & Johnson Innovative Medicine paid us a non-refundable upfront cash purchase price of $65.0 million in December 2023. Additionally, pursuant to and subject to the terms and conditions set forth in the Asset Purchase Agreement, Johnson & Johnson Innovative Medicine agreed to pay us future contingent consideration of up to an aggregate of $350.0 million, as follows: (i) a milestone payment of $50.0 million in connection with the achievement of the initiation of the extension study for the Phase 3 LUMEOS clinical trial for the RPGR Product; (ii) $10.0 million upon completion of certain specified development services for the drug substance for the RPGR Product; (iii) $5.0 million upon completion of certain specified development services for the drug product for the RPGR Product; (iv) $175.0 million upon the first commercial sale of an RPGR Product in the United States; (v) $75.0 million upon the first commercial sale of an RPGR Product in at least one of the United Kingdom, France, Germany, Spain and Italy; (vi) $25.0 million upon completion of the transfer of certain manufacturing technology for drug substance and drug product from us to Johnson & Johnson Innovative Medicine; and (vii) $10.0 million upon regulatory approval of a Johnson & Johnson Innovative Medicine-selected manufacturing facility in each of the United States and European Union for commercial manufacture of the RPGR Product. During 2024, we received $60.0 million in milestone payments from Johnson & Johnson Innovative Medicine. Johnson & Johnson Innovative Medicine is also responsible for any royalty or milestone amounts that become payable on the RPGR Product under the UCLB RPGR License Agreement.

Hologen Transactions

On March 9, 2025 (the “Hologen Signing Date”), we and our affiliates entered into a strategic collaboration with Hologen Limited, a non-cellular company limited by shares incorporated in Guernsey (“Hologen”), and its affiliates. Hologen is a leading developer of multi-modal generative AI foundation models of real-world clinical data for clinical medicine and pharmaceutical drug development. As part of the strategic collaboration, we and Hologen entered into the Framework Agreements (as defined below), pursuant to which we and our affiliates will receive from Hologen an upfront cash payment of $200.0 million (the “Upfront Payment”) on the Hologen Closing Date (as defined below), and Hologen will provide additional funding of up to an additional $230.0 million as further described below. As part of the strategic collaboration, we also received an aggregate of 500,000 Class A shares of Hologen at a nominal price. During the year ended December 31, 2025, Hologen made $50.0 million in payments as part of its commitment toward the Upfront Payment, and made an additional $55.0 million in payments to date during the first quarter 2026. These amounts represent payments made pursuant to the Framework Agreements and are non-refundable.

The closing of the transactions contemplated by the Framework Agreements (the “Hologen Closing Date”) is expected to occur in the second calendar quarter of 2026, subject to customary closing and funding conditions.

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

On the Hologen Closing Date, under the Hologen Collaboration Agreement, MeiraGTx Neuro US will have received the applicable portion of the Upfront Payment in consideration for granting to Hologen Neuro and Hologen Neuro UK, as of the Hologen Closing Date and subject to the license granted by Hologen Neuro and Hologen Neuro UK back to MeiraGTx Neuro UK, exclusive, worldwide, royalty-free, fully paid-up licenses to certain of our intellectual property rights for the research, development, manufacture and commercialization of the Clinical Programs and the Delivery Device. On the Hologen Closing Date, (a) MeiraGTx Neuro UK will receive Class A shares of Hologen Neuro representing a 30% ownership of the issued share capital of Hologen Neuro, in consideration for the provision of services to Hologen Neuro and Hologen Neuro UK as specified in the Hologen Collaboration Agreement, including services relating to the development of the Clinical Programs and the Delivery Device and certain other transition services, and (b) Hologen Guernsey will receive Class B shares of Hologen Neuro representing a 70% ownership of the issued share capital of Hologen Neuro, in consideration for paying the applicable portion of the Upfront Payment to MeiraGTx Neuro US, as well as a commitment to provide additional capital of up to $230.0 million to fund the development of the Clinical Programs and the Delivery Device. Additionally, Hologen will license to Hologen Neuro its proprietary multi-modal generative foundation models (LMMs), or large medicine models, pursuant to a license agreement mutually agreeable to the parties.

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

Eli Lilly and Company Transaction

On November 7, 2025 (the “Effective Date”), our affiliates MeiraGTx Ocular UK Limited (“MeiraGTx Ocular”), MeiraGTx Limited and MeiraGTx UK II Limited, entered into a strategic collaboration and license agreement with Eli Lilly and Company (“Lilly”) (the “Lilly Collaboration Agreement”) for the research, development and commercialization of genetic medicines in and related to the area of ophthalmology. Under the Lilly Collaboration Agreement, we have granted Lilly exclusive, worldwide rights to research, develop and commercialize our product candidate AAV-AIPL1, which treats Leber congenital amaurosis 4, or LCA4, caused by mutations in the AIPL1 gene, as well as two other preclinical product candidates which are intended to treat other inherited retinal dystrophies. As of the Effective Date, Lilly has (i) an exclusive license to proprietary intravitreal capsids for use with up to five targets, relating to or useful in the field of ophthalmology, to be selected by Lilly, (ii) an exclusive license to proprietary pan-retinal or rod-specific promoters for use with up to five targets, relating to or useful in the field of ophthalmology, to be selected by Lilly and (iii) a right of first designation with respect to certain target-specific transactions that MeiraGTx Ocular or its affiliates may seek to pursue in the field of ophthalmology. Lilly also has a right of first negotiation for use of our proprietary riboswitch technology in the field of ophthalmological gene editing.

Under the terms of the Lilly Collaboration Agreement, we received an upfront payment of $75.0 million after signing the Lilly Collaboration Agreement and will be eligible to receive up to over $400.0 million in total milestone payments, including up to $135.0 million in other potential near-term cash consideration upon the achievement of certain development and regulatory approval milestones. Lilly has the right to research, develop and commercialize products under the Lilly Collaboration Agreement, at its cost. The Lilly Collaboration Agreement also provides for tiered royalties to be paid to MeiraGTx Ocular.

Our Pipeline

Our focus is on in vivo delivery of vectorized biologic therapeutics addressing unmet needs in prevalent disorders, including severe forms of xerostomia, neurodegenerative diseases and ocular diseases, including inherited retinal diseases, or IRDs, as well as large degenerative ocular diseases. Utilizing our product development platform, we have assembled a pipeline of genetic medicines to treat these serious diseases. Our criteria for selecting our initial product candidates included:

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

A summary of our product candidates and the status of such product candidates as of March 1, 2026 is described below.

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

Clinical Development of AAV-hAQP1 for the Treatment of Radiation-Induced Grade 2/3 Xerostomia

In the third quarter of 2019, we initiated an open-label, multi-center Phase 1 dose escalation clinical trial of a single administration of our product candidate AAV-hAQP1 to one or both parotid glands in patients with grade 2 or 3 RIX. In this trial we used AAV2 to deliver the hAQP1 gene, as we believe AAV2 efficiently transfects the salivary gland cells and does not spread beyond the target cells. In December 2021, we announced preliminary data from this Phase 1 clinical trial. The announcement included data from seven patients treated in cohorts 1, 2 and 3 of the unilateral dose escalation phase of the clinical trial. Six of the seven patients who reached 90 days following treatment reported their symptoms of dry mouth as better following treatment pursuant to a validated patient reported assessment of xerostomia symptoms, constituting clinically meaningful improvement. One patient who reported the maximum response evaluable at 12-months had reached the 24-month time point and reported the same level of response. In March 2022, we completed enrollment of the study. A total of 24 patients received either unilateral (n=12) or bilateral (n=12) treatment in one of eight escalating dose cohorts of three patients each.

In June 2023, we announced additional positive clinical data from the completed Phase 1 dose escalation clinical trial of AAV-hAQP1. All unilaterally and bilaterally treated participants had undergone their 12-month assessment, with four having completed their 24-month assessment and three having completed their 36-month assessment in the long-term follow-up study. The investigational gene therapy AAV-hAQP1 was observed to be well tolerated in the Phase 1 trial, with no dose limiting toxicity or treatment-related serious adverse events observed, and patient reported assessments of xerostomia symptoms and whole salivary flow rate improved. All subjects are to be followed for one year post-treatment in the present study and for an additional four years in the long-term follow-up study, per U.S. Food and Drug Administration, or FDA, guidelines. The study’s primary endpoint is safety. Secondary endpoints include change from baseline in patient reported measures of xerostomia symptoms as well as whole salivary flow rates. Based on the safety and efficacy data observed for AAV-hAQP1 in the Phase 1 clinical trial, we initiated in June 2023 a randomized, double-blind, placebo-controlled Phase 2 AQUAx2 study evaluating two active doses of AAV-hAQP1 for the treatment of grade 2 or 3 RIX with participants currently being enrolled and dosed in the U.S., Canada and UK. The low dose cohorts have completed enrollment. Screening and enrollment of the remaining high dose cohorts is ongoing with the target for completion of enrollment in April 2026. During 2024, we gained alignment with the FDA on requirements for the Phase 2 AQUAx2 clinical trial to be considered a pivotal trial in support of a potential Biologics License Application, or BLA, filing. The use of a single Patient Reported Outcome (PRO) as primary endpoint, the 12-month timeframe for the primary outcome measure, the pooling of placebo arms, and the statistical analyses are aligned with the FDA.

We had also previously conducted a Phase 1 dose escalation clinical trial of AAV-hAQP1 at the NIH in patients with grade 2 or 3 RIX who remained cancer free for at least five years after receiving radiation treatment. In this trial we also used AAV2 to deliver the hAQP1 gene. The aim of the trial was to determine the safety of inserting hAQP1 locally into the salivary glands of RIX patients, as well as to measure changes in salivary flow resulting from the introduction of this channel. This clinical trial was conducted in conjunction with the National Institute of Dental and Craniofacial Research at the United States National Institutes of Health, or the NIH, Dental Clinic.

The FDA granted orphan drug designation to AAV-hAQP1 for the treatment of symptoms of grade 2 and grade 3 late xerostomia from parotid gland hypofunction caused by radiotherapy for cancer of the oral cavity. In December 2024, the FDA granted Regenerative Medicine Advanced Therapy, or RMAT, designation to AAV-hAQP1 for the treatment of grade 2 or 3 RIX, and in March 2026, the FDA granted Breakthrough Therapy Designation for the same program.

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

We filed an IND for AAV-GAD in May 2022, and we have completed dosing patients in MGT-GAD-025, an AAV-GAD Phase 1 bridging study. MGT-GAD-025 was a 6-month, three-arm, randomized, double-blind, sham-controlled study using AAV-GAD drug product manufactured at our wholly-owned facilities with our commercial platform process. Participants had idiopathic Parkinson’s disease, a history of levodopa responsiveness for at least 12 months, and a UPDRS Part 3 score of ≥25 points in the “off” state. Fourteen subjects were randomized to one of three groups (high dose n=5, low dose n=5, and sham n=4). Subjects received either AAV-GAD infused bilaterally into the subthalamic nucleus or a sham procedure in a blinded fashion. The total dose per treated participant was 7.0×1010 vg (low dose group) or 21×1010 vg (high dose group). The primary objective of the study was to evaluate the safety and tolerability of AAV-GAD, with exploratory efficacy endpoints including the mean change from baseline to Week 26 in MDS-UPDRS Part 3 (motor examination) scores in the “off” state and the Parkinson’s Disease Questionnaire (PDQ-39) score, a key patient-reported quality of life measure in Parkinson’s disease. Subjects who completed this trial may enroll in a long-term follow-up study (NCT05894343), where they will be monitored for a total of five years post-treatment.

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

Additionally, through the use of Hologen’s AI technology to analyze the data from the double-blind sham controlled studies, disease modifying changes in the circuitry of the brain of the Parkinson’s patients receiving AAV-GAD therapy have been demonstrated. In addition, potentially protective changes in the substantia nigra and regions of the brain involving cognition and mood have been shown following AAV-GAD treatment.

In May 2025, the FDA granted RMAT designation to AAV-GAD for the treatment of Parkinson’s disease not adequately controlled with anti-Parkinsonian medications.

Neurodegenerative Disease Preclinical Development Pipeline

In addition to our clinical stage Parkinson’s disease program, we continue to conduct research to develop our preclinical pipeline of gene therapy product candidates for the treatment of other serious diseases of the central nervous system, including AAV-UPF1 to address motor neuron death in amyotrophic lateral sclerosis (ALS).

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

Our Ophthalmology Programs

Under our ophthalmology programs, we aim to provide treatments for eye diseases with durable, long-term clinical benefit that will halt vision loss in patients. We entered into a strategic collaboration with Lilly in the area of ophthalmology, including granting Lilly worldwide exclusive rights to our AAV-AIPL1 program for the treatment of patients with Leber congenital amaurosis 4, or LCA4, caused by mutations in the AIPL1 gene. We have manufactured and released AAV-AIPL1 for compassionate use under an MHRA specials license in the United Kingdom, or UK. We also have three Phase 1/2 clinical programs targeting IRDs that we may seek to develop ourselves or collaborate with a strategic partner in the future, including AAV-CNGB3 and AAV-CNGA3 for the treatment of achromatopsia, or ACHM, related to mutations in CNGB3 and CNGA3 genes, respectively, and AAV-RPE65 for retinal dystrophy related to mutations in the RPE65 gene, or RPE65 deficiency. In addition to these programs, AAV-BBS10 has been manufactured and released for compassionate use under an MHRA specials license in the UK to treat patients with Bardet-Biedl syndrome, or BBS, due to BBS10 mutations. We also have preclinical programs that apply novel approaches to both wet and dry AMD, glaucoma and uveitis, as well as several other IRDs including retinol dehydrogenase 12, or RDH12, mutation-associated retinal dystrophy, Leber congenital amaurosis type 1, or LCA1, due to GUCY2D mutations and Stargardt disease related to mutations in the ABCA4 gene.

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

We believe that the deep scientific and clinical understanding of IRDs driving our approach to gene therapy development helps us to optimize our product candidates for each specific genetic mutation and phenotype. We develop our viral vectors by selecting and modifying proprietary cell specific promoters, selecting appropriate capsids for transfection of target cells and refining the vector for efficient production and scalable manufacturing. Not only does this allow us to synergistically target a portfolio of inherited eye conditions, we also believe it has potential to be applied to the development of genetic medicines for other diseases.

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

We have manufactured and released AAV-AIPL1 for compassionate use under an MHRA specials license in the UK to treat 11 children with LCA4. A specials license allows physicians to prescribe a treatment of the special for patients that they deem appropriate with local ethics approval. We play no role in the physician’s treatment decision. The results from the first-in-human interventional study to treat children with AIPL1-associated retinal dystrophy were published in The Lancet in February 2025, which study sought to evaluate whether early intervention by gene supplementation therapy was safe and could improve outcomes in young children with this condition. The findings indicate that children under the age of 4 years old with AIPL1-related retinal dystrophy benefited substantially from subretinal administration of rAAV8.hRKp.AIPL1, with improved visual acuity and functional vision and evidence of protection against progressive retinal degeneration, without serious adverse effects.

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

As the manufacturer of a special, we have a record retention requirement and a continuing obligation to inform the MHRA of any suspected adverse reaction to our medicinal product which is a serious adverse reaction.

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

Our gene therapy candidate AAV-AIPL1 was granted orphan drug designation by the FDA and orphan designation by the European Commission for treatment of inherited retinal dystrophy due to defects in the AIPL1 gene. AAV-AIPL1 was also granted rare pediatric disease designation by the FDA for treatment of inherited retinal dystrophy due to defects in the AIPL1 gene.

AAV-RPE65 for the Treatment of RPE65-Associated Retinal Dystrophy

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

Our gene therapy product candidate AAV-CNGB3 was granted orphan drug designation by the FDA and orphan designation by the European Commission for the treatment of achromatopsia caused by mutations in the CNGB3 gene, rare pediatric disease designation by the FDA for the treatment of achromatopsia caused by mutations in the CNGB3 gene, and Fast Track designation by the FDA for the treatment of achromatopsia caused by CNGB3 mutations. We were also granted PRIME designation by the EMA in October 2018.

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

We have manufactured and released AAV-BBS10 for compassionate use under an MHRA specials license in the UK to treat BBS patients. We intend to use any data produced by the compassionate use treatment to inform any potential clinical development plan as well as any interactions with the regulatory agencies that would enable us to make this intervention more widely available to the BBS patient population.

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

Our gene therapy product candidate AAV-RDH12 for the treatment of RDH12-associated retinal dystrophy received orphan drug designation and rare pediatric disease designation from the FDA and orphan designation from the European Commission.

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

We are also pursuing novel approaches to treating dry AMD and Geographic Atrophy which focus on earlier intervention in the pathogenic cascade. Additionally, in December 2025, we entered into an agreement with ZipBio, a biotechnology company pioneering AI-driven protein therapeutics, which granted MeiraGTx an exclusive license to several proprietary AI-designed complement inhibitors.

Our Strengths

In addition to our three core therapeutic areas of focus, our ongoing clinical development programs, and our broad pipeline of preclinical programs, we have core capabilities in viral vector design and optimization, gene therapy manufacturing and a transformative gene regulation platform using bespoke synthetic riboswitch technology invented in-house that allows for the precise, dose-responsive expression of any transgene under the control of oral small molecules. Utilizing the following key strengths, we aim to develop, commercialize and expand our portfolio of product candidates.

●	Deep Expertise in Gene Therapy Development: We believe our expertise in viral vector design, optimization and process development allows us to efficiently advance gene therapy products candidates from preclinical development to GMP manufacturing and clinical development through commercialization.
●	Transformative Gene Regulation Platform Technology: We have developed a proprietary riboswitch technology platform to enable us to control the expression of any DNA sequence in the body using a bespoke oral small molecule, circumventing the need for manufacturing of biologics outside the body or stabilization for long term activity. We believe the capacity for temporal control of gene expression has the potential to transform the way gene and cell therapy can be used, including opening a whole array of targets that are not currently druggable, particularly in the area of metabolism where many of the known peptide agonists have proven difficult to address pharmaceutically.
●	Manufacturing Capabilities and Capacity: We have manufacturing facilities in London, United Kingdom and Shannon, Ireland, which we expect can supply our current clinical and preclinical programs, as well as our third party supply obligations, through regulatory approval and, should they be approved, provide sufficient capacity for their commercial production. Our 29,000 square foot flexible and scalable viral vector manufacturing facility in London has two cell production suites, three independent viral vector production suites providing multi-product and multi-viral vector manufacturing capabilities and an integrated, flexible fill-and-finish suite. Our second, large scale GMP viral vector manufacturing facility and our first GMP plasmid and DNA production facility in Shannon, Ireland encompass over 150,000 square feet. The site contains three facilities, one built to be flexible and scalable for viral vector production for clinical and commercial supply, in addition, a facility to manufacture plasmid DNA – the critical starting material for producing gene therapy products – and thirdly, a QC hub performing advanced biochemical quality control testing for our clinical and commercial programs.
●	Robust and Diverse Clinical and Preclinical Pipeline: Applying our portfolio approach to gene therapy product development, our focus is on in vivo delivery of vectorized biologic therapeutics addressing unmet needs in prevalent disorders, including treatments for ocular disorders, including IRDs and large degenerative ocular diseases, as well as salivary gland disorders and neurodegenerative diseases. We also have a broad preclinical development pipeline.
●	Relationships with Leading Institutions: Our longstanding relationships with leading institutions and experts provides us with guidance on development strategy and access to potential patients for our clinical trials.
●	Natural History Study Data: We sponsor prospective long-term natural history studies in IRDs that facilitate our ability to efficiently enroll our treatment studies, potentially reducing clinical trial timelines and providing insight into the appropriate endpoints for clinical studies to support potential regulatory approval.

Our Strategy

Our goal is to develop and commercialize innovative gene therapy products to treat serious disorders and broaden the scope of indications that may be treatable by our gene therapies. Our strategy to achieve this goal is to:

●	successfully complete clinical development, obtain regulatory approval and commercialize our pipeline of gene therapy product candidates;
●	continue to advance the development of our preclinical pipeline product candidates;
●	utilize our viral vector design and optimization capabilities to identify and develop new gene therapies for serious diseases;
●	advance the development of our transformative proprietary technology for regulating the activity of gene therapy products using small molecules and initiate clinical trials of new regulatable product candidates; and
●	continue to pursue and evaluate further strategic collaborations with additional biotechnology and pharmaceutical companies to leverage our capabilities, manufacturing capacity and proprietary gene regulation technology.

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

Our Gene Regulation Platform

We have developed a transformative technology designed to precisely and specifically control gene therapy expression levels via dose-response to proprietary orally delivered small molecules. The aim of this gene regulation platform is to transform gene therapy into a generalizable mechanism for the delivery of biologic drugs. The idea is that the gene encoding a particular biologic drug or a therapeutic antibody or peptide would be delivered to target cells in the body, but these transgenes would only be activated in the presence of a specific, proprietary small molecule. The therapeutic protein would be manufactured by the patient’s body only in the presence of the small molecule so that intermittent production of the therapeutic protein would be achieved by dosing with the small molecule drug.

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

We are progressing our first riboswitch program into the clinic in metabolic disease with native human leptin produced in response to an oral small molecule. There is a significant unmet need in patients with both inherited and acquired leptin deficiency. The only currently available treatment - metreleptin - is immunogenic, which can lead to neutralizing antibodies against leptin with resulting catastrophic and even lethal metabolic consequences. The Ribo-Leptin construct has been optimized for the clinic for one-time intramuscular delivery. The small molecule inducer has been manufactured under GMP for the clinic, and we are in IND-enabling discussions with regulatory agencies.

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

To complement our RiboCAR platform, in July 2025, we acquired ProTcell technology via the acquisition of certain assets and operations of Smart Immune, which allows T-cell progenitors to be generated outside the body. Along with our RiboCAR, this technology provides a unique potential for allogeneic high performance RiboCAR-T. ProTcell technology has shown proof of concept in 20 patients treated in 3 clinical studies. Pre-clinical studies of ProT+ RiboCAR are ongoing.

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

In October 2023, we announced that under the terms of the Investment Agreement (the “Investment Agreement”) we entered into with Sanofi Foreign Participations B.V. (“Sanofi Foreign Participations”), a wholly-owned subsidiary of Sanofi, and solely for the limited purposes set forth therein, Sanofi, Sanofi has a right of first negotiation for use of our riboswitch gene regulation technology for certain Immunology and Inflammation (I&I), including modulation of IL-4 and IL-13, and Central Nervous System (CNS) targets, as well as for GLP-1 and other gut peptides for metabolic disease, and for our Phase 2 xerostomia program. In addition, under the Lilly Collaboration Agreement we entered into in November 2025, Lilly has a right of first negotiation for use of our proprietary riboswitch technology in the field of ophthalmological gene editing.

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

We have more than 190 highly trained multidisciplinary staff on our manufacturing, quality and supply teams with backgrounds in a diverse array of manufacturing sciences, technologies, analytics and production working together to expedite delivery of gene therapy products.

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

Competition

The biotechnology and pharmaceutical industries are characterized by rapidly changing technologies, significant competition and a strong emphasis on intellectual property. This is true in the field of genetic medicines generally, and in the treatments for our key disease areas. While we believe that the strength of our team, genetic medicine expertise, scientific knowledge and intellectual property provide us with competitive advantages, we face competition from several sources, including large and small biopharmaceutical companies, academic research institutions, government agencies and public and private research institutions. Not only must we compete with other companies that are focused on genetic medicines, but any product candidates that we successfully develop and commercialize will compete with existing therapies and new therapies that may become available in the future.

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

There are other organizations working to improve existing therapies or to develop new therapies for our initially selected disease indications. Depending on how successful these efforts are, it is possible they may increase the barriers to adoption and success for our product candidates, if approved. These efforts include Luxturna, marketed by Spark Therapeutics, Inc., which has been approved to treat RPE65-associated retinal dystrophy. We are not aware of any other gene therapy product candidates in clinical development targeting xerostomia. We are aware of other ALS gene therapies utilizing different treatment mechanisms to treat different genetically defined subsets of ALS patients, as well as gene therapy product candidates being developed for the treatment of Parkinson’s disease, including those being developed by Voyager Therapeutics, Inc. and Lilly.

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

As of December 31, 2025, we own, co-own, or have an exclusive license to 530 United States and foreign issued or allowed patents and 351 patent applications, pending in the United States and internationally. For any individual patent, the term depends on the applicable law in the country in which the patent is granted. In most countries where we have filed patent applications or in-licensed patents and patent applications, patents have a term of 20 years from the application filing date or earliest claimed non-provisional priority date. In the United States, the patent term is

20 years but may be shortened if a patent is terminally disclaimed over another patent that expires earlier. The term of a U.S. patent may also be lengthened by a patent term adjustment, in order to address administrative delays by the United States Patent and Trademark Office in granting a patent. In the United States, the term of a patent that covers an FDA-approved drug or biologic may be eligible for patent term extension in order to restore the period of a patent term lost during the premarket FDA regulatory review process. The Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch-Waxman Act, permits a patent term extension of up to five years beyond the natural expiration of the patent. The patent term restoration period is generally equal to the regulatory review period for the approved product which period occurs after the date the patent is issued, subject to certain exceptions. Only one patent may be extended for a regulatory review period for any product, and the application for the extension must be submitted prior to the expiration of the patent. In the future, we may decide to apply for restoration of patent term for one of our currently owned or licensed patents to extend its current expiration date, depending on the expected length of the clinical trials and other factors involved in the filing of the relevant Biologics License Application.

Company-Owned Intellectual Property

We own ten patent families relating to gene regulation platform technologies developed by us with a combined 180 United States and foreign issued patents and 73 pending patent applications.

The first patent family includes 67 issued patents in the United States (three patents), African Regional Intellectual Property Organization, Albania, Australia (two patents), Austria, Belgium, Bulgaria, Canada, China (two patents), Croatia, Republic of Cyprus, Czech Republic, Denmark, Estonia, Eurasian Patent Organization, Finland, France, Germany, Greece, Hong Kong (two patents), Hungary, Iceland, India, Indonesia, Ireland, Israel (two patents), Italy, Japan (three patents), Republic of Korea (two patents), Latvia, Lithuania, Luxembourg, Malaysia, Malta, Mexico, Monaco, Netherlands, New Zealand (two patents), North Macedonia, Norway, Philippines (two patents), Poland, Portugal, Romania, San Marino, Serbia, Singapore, Slovakia, Slovenia, South Africa (two patents), Spain, Sweden, Switzerland/Liechtenstein, Turkey and the United Kingdom and 13 pending patent applications with claims directed to compositions of matter and methods of use in the United States, African Regional Intellectual Property Organization, Australia, Brazil (two applications), Eurasian Patent Organization, European Patent Organization, Hong Kong, Mexico, Singapore, South Africa and Vietnam (two applications). Patents issued from this family are expected to expire on February 2, 2036, not including any patent term adjustments that may extend the patent term in certain jurisdictions.

The second patent family includes 30 issued patents in the United States (two patents), African Regional Intellectual Property Organization, Australia, Austria, Belgium, Brazil, China, Denmark, Eurasian Patent Organization, France, Germany, Hong Kong, India, Indonesia, Ireland, Israel, Italy, Japan, Malaysia, Mexico, Netherlands, Norway, Philippines, Singapore, Spain, Sweden, Switzerland/Liechtenstein, United Kingdom and Vietnam and 7 pending patent applications with claims directed to compositions of matter and methods of use in Canada, India, Republic of Korea, New Zealand, Philippines, South Africa and Vietnam. Patents issued from this family are expected to expire on February 2, 2037, not including any patent term adjustments that may extend the patent term in certain jurisdictions.

The third patent family includes 16 issued patents in the United States, African Regional Intellectual Property Organization, Australia, Brazil, China, Eurasian Patent Organization, India, Indonesia, Israel, Japan, Republic of Korea, Mexico, New Zealand, Philippines, Singapore and Vietnam and 5 pending patent applications with claims directed to compositions of matter and methods of use in the United States, Canada, European Patent Organization, Hong Kong and South Africa. Patents issued from this family are expected to expire on February 2, 2037, not including any patent term adjustments that may extend the patent term in certain jurisdictions.

The fourth patent family includes 32 issued patents in the United States, African Regional Industrial Property Organization, Australia (two patents), Austria, Belgium, Brazil, Canada, China, Denmark, Eurasian Patent Organization, France, Germany, Hong Kong, India, Indonesia, Ireland, Israel, Italy, Japan, Republic of Korea, Malaysia, Mexico, Netherlands, New Zealand, Norway, Spain, Sweden, Switzerland/Liechtenstein, Singapore, United Kingdom and Vietnam and 3 pending patent applications with claims directed to compositions of matter and methods of use in the

United States, Philippines and South Africa. Patents issued from this family are expected to expire on August 3, 2037, not including any patent term adjustments that may extend the patent term in certain jurisdictions.

The fifth patent family includes 14 issued patents in the United States, African Regional Industrial Property Organization, Australia (two patents), China, Indonesia, Israel, Japan, Republic of Korea, Malaysia, Mexico, New Zealand, Philippines and Vietnam and nine pending patent applications with claims directed to compositions of matter and methods of use in the United States, Brazil, Canada, Eurasian Patent Organization, European Patent Organization, Hong Kong, India, Singapore and South Africa. Patents issued from this family are expected to expire on March 2, 2038, not including any patent term adjustments that may extend the patent term in certain jurisdictions.

The sixth patent family includes 16 issued patents in African Regional Industrial Property Organization, Australia, China, European Unitary Patent, Hong Kong, Indonesia, Ireland, Israel, Japan, Republic of Korea, Malaysia, Mexico, New Zealand, Spain, United Kingdom and Vietnam and nine pending patent applications with claims directed to compositions of matter and methods of use in the United States, Brazil, Canada, Eurasian Patent Organization, India, New Zealand, Philippines, Singapore and South Africa. Patents issued from this family are expected to expire on February 21, 2038, not including any patent term adjustments that may extend the patent term in certain jurisdictions.

The seventh patent family includes five issued patents in Australia, Israel, Japan, Republic of Korea and Mexico and seven pending patent applications with claims directed to compositions of matter and methods of use in the United States, Brazil, Canada, China, European Patent Organization, Hong Kong and New Zealand. Patents issued from this family are expected to expire on March 24, 2041, not including any patent term adjustments that may extend the patent term in certain jurisdictions.

The eighth patent family includes 12 pending applications with claims directed to compositions of matter and methods of use in the United States, Australia, Brazil, Canada, China, European Patent Convention, Hong Kong, Israel, Japan, Republic of Korea, Mexico and New Zealand. Patents issued from this family are expected to expire on December 15, 2042, not including any patent term adjustments that may extend the patent term in certain jurisdictions.

The ninth patent family includes one PCT application and six pending applications with claims directed to compositions of matter and methods of use in the United States, Brazil, Canada, Israel, Japan and Mexico. Patents issued from this family are expected to expire on June 14, 2044, not including any patent term adjustments that may extend the patent term in certain jurisdictions.

The tenth patent family includes one provisional application with claims directed to compositions of matter and methods of use in the United States. Patents issued from this family are expected to expire in October 2047, not including any patent term adjustments that may extend the patent term in certain jurisdictions.

Licensed Intellectual Property

Certain of our issued patents and pending patent applications are exclusively licensed to us from UCLB, Brandeis University (“Brandeis”) and the National Institute of Dental and Craniofacial Research (“NIDCR”).

UCLB

The UCLB portfolio includes two licensed patent families relating to our RPE65, CNGA3 and dry AMD gene therapy programs with a combined 51 United States and foreign issued patents and 5 pending patent applications.

The first patent family, with claims directed to compositions of matter and methods of use relating to our RPE65 program, and the AAV-RPE65 product candidate includes 18 issued patents in the United States (two patents), Austria, Belgium, Canada, China, Denmark, France, Germany, Ireland, Italy, Japan, Netherlands, Norway, Spain, Sweden, Switzerland/Liechtenstein and the United Kingdom and two pending patent applications in the United States and European Patent Organization. Patents issued from this family are expected to expire on February 8, 2036, not including any patent term extensions or adjustments that may extend the patent term in certain jurisdictions.

The second patent family includes 17 issued patents in the United States (two patents), Austria, Belgium, Denmark, France, Germany, Ireland, Italy, Japan, Republic of Korea, Netherlands, Norway, Spain, Sweden, Switzerland/Liechtenstein and the United Kingdom and two pending patent applications with claims directed to compositions of matter and methods of use relating to our achromatopsia program and the AAV-CNGA3 product candidate in Canada and China. Patents issued from this family are expected to expire on January 14, 2039, not including any patent term extensions or adjustments that may extend the patent term in certain jurisdictions.

The third patent family, with claims directed to compositions of matter and methods of use relating to our dry AMD gene therapy program, includes 16 issued patents in Austria, Belgium, Canada, Denmark, France, Germany, Ireland, Italy, Japan, Republic of Korea, Netherlands, Norway, Spain, Sweden, Switzerland/Liechtenstein and the United Kingdom and one pending application in China. Patents issued from this family are expected to expire on February 19, 2036, not including any patent term extensions or adjustments that may extend the patent term in certain jurisdictions.

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

This patent family includes 23 issued patents in the United States (three patents), Australia, Austria, Belgium, Denmark, European Unitary Patent, France, Germany, Hong Kong (two patents), Ireland (two patents), Italy, Netherlands, Norway, Spain (two patents), Sweden, Switzerland/Liechtenstein and the United Kingdom (two patents) and two pending patent applications in the United States and Canada. Patents issued from this family are expected to expire on October 8, 2033, not including any patent term extensions or adjustments that may extend the patent term in certain jurisdictions.

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

In the United States, orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax credits and BLA user-fee waivers. In addition, if a product receives the first FDA approval for the indication for which it has orphan drug designation, the product is entitled to orphan drug exclusivity, which means the FDA may not approve any other application, including a full BLA, to market the same drug or biologic for an approved use or indication for a period of seven years, except in limited circumstances, such as a showing of clinical superiority over the product with orphan exclusivity within the relevant approved use or indication or where the manufacturer with orphan exclusivity is unable to assure sufficient quantities of the approved orphan drug-designated product. Competitors, however, may receive approval of different products for the use or indication for which the orphan product has exclusivity or obtain approval for the same product but for a different disease or condition or use or indication within the relevant disease or conditions for which the orphan product has exclusivity. Orphan product exclusivity also could block the approval of one of our products for seven years if a competitor obtains approval of the same biological product as defined by the FDA or if our product candidate is determined to be contained within the competitor’s product for the same indication or disease. If a drug or biological product designated as an orphan product receives marketing approval for an indication broader than what is designated, it may not be entitled to orphan product exclusivity. In addition, exclusive marketing rights in the United States may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition.

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

Furthermore, as part of its implementation of the 21st Century Cures Act, the FDA established the RMAT designation, to facilitate an efficient development program for, and expedite review of, certain drugs and biological products. A biological product is eligible for RMAT designation if it qualifies as a RMAT, which is defined as a cell therapy, therapeutic tissue engineering product, human cell and tissue product, or any combination product using such therapies or products, with limited exceptions, and is intended to treat, modify, reverse, or cure a serious or life-threatening disease or condition and for which preliminary clinical evidence indicates that the biological product has the potential to address unmet medical needs for such a disease or condition. Like Breakthrough Therapy designation, RMAT designation provides potential benefits that include more frequent meetings with FDA to discuss the development plan for the product candidate, and eligibility for rolling review and priority review. Products granted RMAT designation may also be eligible for accelerated approval on the basis of a surrogate or intermediate endpoint reasonably likely to predict long-term clinical benefit, or reliance upon data obtained from a meaningful number of sites, including through expansion to additional sites. RMAT-designated products that receive accelerated approval may, as appropriate, fulfill their post-approval requirements through the submission of clinical evidence, clinical trials, patient registries, or other sources of real world evidence (such as electronic health records); through the collection of larger confirmatory data sets; or via post-approval monitoring of all patients treated with such therapy prior to approval of the therapy.

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

Rare Pediatric Disease Designation and Priority Review Vouchers

Under the FDCA, as amended, the FDA incentivizes the development of drugs and biologics for the prevention and treatment of rare pediatric diseases. A “rare pediatric disease” is defined to include a serious or life-threatening disease in which the serious or life-threatening manifestations primarily affect individuals aged 18 years of age or younger and the disease affects fewer than 200,000 individuals in the U.S., or affects more than 200,000 individuals in the U.S. and for which there is no reasonable expectation that the cost of developing and making available in the U.S. a drug for such disease or condition will be recovered from sales in the U.S. of such drug. The sponsor of a product candidate for a rare pediatric disease may be eligible for a voucher that can be used to obtain a priority review for a subsequent human drug application after the date of approval of the rare pediatric disease drug product, referred to as a priority review voucher. A sponsor may request rare pediatric disease designation from the FDA prior to the submission of its BLA. A rare pediatric disease designation does not guarantee that a sponsor will receive a priority review voucher upon approval of its BLA. If a priority review voucher is received, it may be sold or transferred an unlimited number of times. While the FDA’s rare pediatric disease priority voucher program began to sunset on December 20, 2024, the Consolidated Appropriations Act of 2026 signed into law on February 3, 2026, extended the program through September 30, 2029. Therefore, the sponsor of the marketing application for a drug that receives rare pediatric disease designation will be eligible to receive a voucher if the FDA approves the product for use within the designated rare pediatric disease on or before September 30, 2029, unless Congress reauthorizes the program further on or before such date.

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

Other legislative changes have been proposed and adopted since the ACA was enacted, including aggregate reductions of Medicare payments to providers, which was temporarily suspended from May 1, 2020 through March 31, 2022, and reduced payments to several types of Medicare providers.  In March 2021, the American Rescue Plan Act of 2021 was signed into law, which eliminated the statutory cap on drug manufacturers’ Medicaid drug rebate liability for single source and innovator multiple source drugs, beginning January 1, 2024. The rebate was previously capped at 100% of a drug’s average manufacturer price.

Moreover, there has recently been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. On August 16, 2022, the Inflation Reduction Act of 2022, or IRA, was signed into law. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare, with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Part D coverage gap discount program with a new manufacturer discounting program (which began in 2025). The IRA permits the Secretary of the Department of Health and Human Services, or HHS, to implement many of these provisions through guidance, as opposed to regulation, for the initial years. The Centers for Medicare & Medicaid Services, or CMS, has published the negotiated prices for the initial ten drugs, which went into effect in 2026, and the list of the subsequent 15 drugs, which will first be effective in 2027, as well as the next set of 15 drugs that will be subject to negotiation, although the Medicare drug price negotiation program is currently subject to legal challenges. While the impact of the IRA on the pharmaceutical industry cannot yet be fully determined, it is likely to be significant.

Additionally, on July 4, 2025, the One Big Beautiful Bill Act, or OBBBA, was signed into law, which is expected to reduce Medicaid spending and enrollment by implementing work requirements for some beneficiaries, capping state-directed payments, reducing federal funding, and limiting provider taxes used to fund the program. The OBBBA also narrows access to ACA marketplace exchange enrollment and declines to extend the ACA enhanced advanced premium tax credits that expired at the end of 2025, which, among other provisions in the law, are anticipated to reduce the number of Americans with health insurance.

The Trump administration is pursuing a two-fold strategy to reduce drug costs in the U.S. President Trump has threatened to impose significant tariffs on pharmaceutical manufacturers that do not adopt pricing policies such as most favored nation pricing, which would tie the price for drugs in the U.S. to the lowest price in a group of other countries. In response, multiple manufacturers have reportedly entered into confidential pricing agreements with the federal government. The Trump administration is also pursuing traditional regulatory pathways to impose drug pricing policies, and published two proposed regulations in December 2025, referred to as Globe and Guard. If finalized, these regulations would implement mandatory payment models under which manufacturers of eligible drugs would be required to pay rebates to the federal government on a portion of the units of their drugs that are reimbursed by Medicare, with the rebate amount based on most favored nation pricing. While the impact of the Globe and Guard proposed regulations, if finalized, cannot yet be determined, it is likely to be significant. Even regulatory proposals or executive actions that are ultimately deemed unlawful could negatively impact the U.S. pharmaceutical sector and our business. In addition, pharmaceutical pricing and marketing has long been the subject of considerable discussion in Congress and among policymakers, and it is possible that Congress could enact additional laws that negatively affect the pharmaceutical industry.

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

U.S. Data Privacy and Security Laws

In the United States, numerous federal and state laws and regulations, including data breach notification laws, health information privacy and security laws, including the Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, and regulations promulgated thereunder, or collectively, HIPAA, and federal and state and consumer protection laws and regulations (e.g., Section 5 of the Federal Trade Commission Act), govern the collection, use, disclosure, and protection of health-related and other personal information that could apply to our operations or the operations of our partners. In addition, certain state laws, such as the California Consumer Privacy Act, as amended by the California Privacy Rights Act, or collectively, the CCPA, govern the privacy and security of personal information, including health-related information in certain circumstances, some of which are more stringent than HIPAA and many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. Failure to comply with these laws, where applicable, can result in the imposition of significant civil and/or criminal penalties and private litigation. Privacy and security laws, regulations, and other obligations are constantly evolving, may conflict with each other to make compliance efforts more challenging, and can result in investigations, proceedings, or actions that lead to significant penalties and restrictions on data processing.

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

UK Clinical Trials

The UK regulatory framework in relation to clinical trials is derived from pre-existing EU legislation (as implemented into UK law, through secondary legislation), and after Brexit, EU laws on clinical trials (including the CTR) are not directly applicable in Great Britain (i.e., the UK excluding Northern Ireland). However, on April 28, 2025, the UK adopted an amendment to the Medicines for Human Use (Clinical Trials) Regulations 2004 to bring the UK regulatory framework for clinical trials, which is still based on the EU Clinical Trials Directive, into closer alignment with the CTR. The amendment is also intended to support a more streamlined and flexible regulation of clinical trials, removing unnecessary administrative burdens on trial sponsors, while protecting the interests of trial participants. The amendment will become applicable on April 28, 2026, following a one-year transition period, and the MHRA has published guidance intended to provide support during the transition period and will publish further guidance once the amendment becomes applicable. Under the terms of the Protocol on Ireland and Northern Ireland, provisions of the CTR which relate to the manufacture and import of investigational medicinal products and auxiliary medicinal products currently apply in Northern Ireland.

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

Further, from January 1, 2021, we are subject to the GDPR and also the UK General Data Protection Regulation, which, together with the amended UK Data Protection Act 2018 (collectively, the UK GDPR), retains the GDPR in UK national law. The UK GDPR mirrors the fines under the GDPR, e.g. fines up to the greater of £17.5 million or 4% of the total worldwide annual turnover of a noncompliant undertaking for the preceding financial year. The European Commission has adopted an adequacy decision in favor of the UK, enabling data transfers from EU member states to the UK without additional safeguards. However, the UK adequacy decision will automatically expire in December 2031 unless the European Commission re-assesses and renews/extends that decision, and it continues to remain under review by the Commission during this period.

Employees

As of December 31, 2025, we had 403 employees, 400 of which are full-time employees. None of our employees is subject to a collective bargaining agreement or represented by a trade or labor union. We consider our relationship with our employees to be good.

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

We are a clinical stage company with limited operating history. We were formed and began operations in 2015. We have never been profitable and do not expect to be profitable in the foreseeable future. We have incurred net losses since inception, including net losses of approximately $114.2 million and $147.8 million for the years ended December 31, 2025, and 2024, respectively. As of December 31, 2025, we had an accumulated deficit of approximately $816.2 million. Since our inception, we have devoted substantially all of our resources to developing our technology platform, establishing our viral vector manufacturing facilities and plasmid and DNA production facility, developing manufacturing processes, advancing the product candidates in our ophthalmology, salivary gland and neurodegenerative disease programs, research and development activities, including our riboswitch gene regulation platform technology, building our intellectual property portfolio, organizing and staffing our company, developing our business plans, raising capital, securing debt financing and providing general and administrative support for these operations. We have not yet demonstrated an ability to successfully complete large-scale, pivotal clinical trials, obtain marketing approval, manufacture product at a commercial scale, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Given the length of time typically needed to develop a new drug from the time it enters Phase 1 clinical trials to when it is approved for treating patients, if ever, predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing genetic medicine products.

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

We expect to spend substantial amounts to complete the development of, seek regulatory approvals for and commercialize our product candidates, as well as maintain and/or expand our manufacturing and supply chain capabilities. This will require additional capital, which we may raise through equity offerings, debt financings, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements or other sources. Our ability to raise additional capital when needed has been and may in the future be adversely affected by external factors beyond our control, including changes in the political climate, geopolitical actions, changes in market interest rates, potential reforms and changes to government regulations, the effect of healthcare reform legislation, including those that may limit pricing of pharmaceutical products and drugs, market prices and conditions, prospects for favorable or unfavorable clinical trial results, new product initiatives, the manufacturing and distribution of new products, product safety and efficacy issues, new collaborations and strategic alliances and licensing arrangements. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative effect on our financial condition and our ability to pursue our business strategy. In addition, attempting to secure additional financing has diverted and may in the future divert the time and attention of our management from day-to-day activities and harm our product candidate development efforts. If we are unable to raise capital when needed or on acceptable terms, we would be forced to delay, reduce or eliminate certain of our research and development programs.

Our operations have consumed significant amounts of cash since inception. As of December 31, 2025, our cash, cash equivalents and restricted cash were $68.2 million. Based on our cash, cash equivalents, accounts receivable – related party and tax incentive receivable at December 31, 2025, together with the $55.0 million received to date in the first quarter of 2026, which is non-refundable, $5.0 million in receivables from Hologen and the remaining $95.0 million from the anticipated closing of the strategic collaboration with Hologen, we estimate that such funds will be sufficient to enable us to fund our operating expenses and capital expenditure requirements into the second half of 2027 and to repay our debt obligation to Perceptive of $25.0 million (due in June 2026) and $50.0 million (due in May 2027) under the Notes Purchase Agreement. This estimate does not include the $135.0 million in potential near-term cash consideration from Lilly upon the achievement of certain development and regulatory approval milestones. This estimate also does not include the $285.0 million in milestones we are eligible to receive under the Asset Purchase Agreement upon first commercial sale of an RPGR Product in the United States and in at least one of the United Kingdom, France, Germany, Spain and Italy, for completion of the transfer of certain manufacturing technology to Johnson & Johnson Innovative Medicine and upon regulatory approval of a Johnson & Johnson Innovative Medicine-selected manufacturing facility in each of the United States and European Union for commercial manufacture of the RPGR Product. This estimate is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances could cause us to spend more than expected or consume capital significantly faster than we currently anticipate, such as inflation or other factors that may significantly increase our business costs. Because the length of time and activities associated with successful development of our product candidates is uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:

●	the progress, timing, costs and results of our clinical development for our radiation-induced xerostomia product candidate, AAV-hAQP1, and for our product candidate for the treatment of Parkinson’s disease, AAV-GAD;
●	the progress, timing, costs and results of our ongoing clinical development for our AAV-AIPL1 gene therapy product candidate under the Lilly Collaboration Agreement, which costs can be offset by the funding provided in connection with the Lilly Collaboration Agreement;
●	the development of our transformative riboswitch gene regulation platform technology designed to precisely and specifically control gene therapy expression levels via dose-response to orally delivered small molecules;
●	the development of our product candidate for the treatment of ALS, AAV-UPF1, our product candidate for the treatment of xerostomia associated with Sjogren’s syndrome, AAV-hAQP1, and our product candidate for the treatment of neovascular age related macular degeneration, or wet AMD;
●	the extent to which we receive the milestone payments under the Asset Purchase Agreement with Johnson & Johnson Innovative Medicine, as well as under the Lilly Collaboration Agreement;
●	continuing our current research programs and our preclinical development of product candidates from our current research programs;
●	seeking to identify, assess, acquire and/or develop additional research programs and additional product candidates;
●	the preclinical testing and clinical trials for any product candidates we identify and develop;

●	the outcome, timing and cost of meeting regulatory requirements established by the FDA, MHRA, EMA and other regulatory authorities;
●	the cost of expanding and protecting our intellectual property portfolio, including filing, prosecuting, defending and enforcing our patent claims and other intellectual property rights;
●	the cost of defending potential intellectual property disputes, including patent infringement actions brought by third parties against us or any of our product candidates;
●	the effect of competing technological and market developments;
●	the cost of further developing and scaling our manufacturing facilities and processes;
●	the cost and timing of completion of commercial-scale manufacturing facilities and activities;
●	the cost of making royalty, milestone or other payments under current and any future in-license agreements;
●	our ability to establish and maintain strategic collaborations, licensing or other agreements and the financial terms of such agreements;
●	the extent to which we in-license or acquire rights to other products, product candidates and technologies;
●	the cost of establishing sales, marketing and distribution capabilities for our product candidates in regions where we choose to commercialize our products; and
●	the initiation, progress, timing and results of our commercialization of our product candidates, if approved for commercial sale.

Raising additional capital through the sale of equity or convertible debt securities will dilute your ownership interest, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a shareholder. For example, in connection with entering into the Financing Agreement (as defined below), we issued warrants to Perceptive (as defined below), to purchase 400,000 ordinary shares at an exercise price of $15.00 per share and 300,000 ordinary shares at an exercise price of $20.00 per share, amended on March 25, 2026 to change the exercise price to $8.00 per share. Additional debt financing or preferred equity financing, if available, may involve agreements that include covenants further limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may be required to relinquish valuable rights to our technologies, future revenue streams or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

We may not have sufficient cash flows or cash on hand to satisfy our debt obligations or covenants under our financing arrangements, or we may not be able to effectively manage our business in compliance with such covenants.

On August 2, 2022, we, as borrower, and our wholly-owned subsidiaries MeiraGTx UK II Limited and MeiraGTx Ireland DAC, as guarantors (the “Subsidiary Guarantors”), entered into a senior secured financing arrangement (the “Financing Agreement”) by and among us, the Subsidiary Guarantors, the lenders and other parties from time to time party thereto and Perceptive Credit Holdings III, LP, as administrative agent and lender (“Perceptive”). On December 19, 2022, the Financing Agreement was converted to a notes purchase agreement and guaranty (as converted, the “Notes Purchase Agreement”) between the same parties and under substantially the same terms and conditions as the Financing Agreement, subject to certain customary note constitution terms. We and the Subsidiary Guarantors entered into a Consent and Amendment with Perceptive on August 10, 2023 (the “First Consent and Amendment”), and we and the Subsidiary Guarantors entered into a second Consent and Amendment with Perceptive on December 20, 2023 (the “Second Consent and Amendment”). The Notes Purchase Agreement provides for an initial $75.0 million notes issuance (the “Tranche 1 Notes”). Pursuant to the First Consent and Amendment, we were able to request in our sole discretion, and Perceptive agreed to subscribe to purchase upon such request, an additional $25.0 million notes issuance (the “Tranche 2 Notes”, together with the Tranche 1 Notes, the “Notes”) at any time before August 2, 2024, subject to the terms of the Notes Purchase Agreement. Previously, the Company’s request for issuance of the Tranche 2 Notes was to be determined at Perceptive’s sole discretion. Under each of the First Consent and Amendment and the Second Consent and Amendment, the Notes Purchase Agreement was also amended to increase the applicable early redemption fee. The Notes incur interest, subject to certain provisions therein, at a fluctuating rate per annum equal to 10.00% plus the secured overnight financing rate administered by the Federal Reserve Bank of New York for a one-month tenor, subject to a 1.00% floor. Pursuant to an amendment to the Notes Purchase Agreement entered into on March 25, 2026, the maturity date of the Notes Purchase Agreement has been extended from August 2, 2026 to May 2, 2027 and we have agreed to redeem a portion of the outstanding principal amount of the Tranche 1 Notes equal to $25.0 million on or before June 30, 2026. The Notes Purchase Agreement also contains various restrictions and covenants, including, among other things, covenants regarding the incurrence of additional indebtedness, limitations on liens, limitations on certain investments, limitations on making distributions, dividends and other payments, mergers, consolidations and acquisitions, dispositions of assets, maintenance of at least $3.0 million in a U.S. bank account, transactions with affiliates, changes to governing documents, changes to certain agreements and leases and changes in control. Our obligations under the Notes Purchase Agreement are secured by our London, UK and Shannon, Ireland manufacturing facilities, $3.0 million of our cash and the bank accounts of the Subsidiary Guarantors, and the issued and outstanding equity interests of the Subsidiary Guarantors.

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

Our future success and ability to generate product revenue is substantially dependent on our ability to successfully develop, manufacture, obtain regulatory approval for and successfully commercialize our product candidates. We currently have no products that are approved for commercial sale and may never be able to develop marketable products. We have invested and expect to continue to invest a meaningful portion of our efforts and expenditures over the next few years in the development of AAV-hAQP1, AAV-GAD, AAV-AIPL1 and our riboswitch gene regulation technology platform, as well as potentially other clinical and pre-clinical programs, which will require additional clinical development, management of clinical and manufacturing activities, regulatory approval in multiple jurisdictions, manufacturing sufficient supply, building of a commercial organization, substantial investment and significant marketing efforts before we can generate any revenues from any commercial sales. While we have entered into the Lilly Collaboration Agreement with respect to AAV-AIPL1 and two other preclinical product candidates which are intended to treat other inherited retinal dystrophies, there can be no assurance that these product candidates will be successfully developed and commercialized by us or Lilly. We cannot be certain that our product candidates will be successful in clinical trials, receive regulatory approval or be successfully commercialized even if we receive regulatory approval. Even if we receive approval to market our product candidates from the FDA, MHRA or other regulatory bodies, we cannot be certain that our product candidates will be successfully commercialized by us or any of our collaborators, widely accepted in the marketplace or more effective than other commercially available alternatives. Additionally, the research, testing, manufacturing, labeling, approval, sale, marketing and distribution of gene therapy products are and will remain subject to extensive and evolving regulation by the FDA, MHRA and other regulatory authorities. We are not permitted to market our product candidates in the United States until they receive approval of a BLA from the FDA, we cannot market them in the UK or EU until we receive approval for an MA from the MHRA or European Commission, respectively, and we cannot market them in other countries until we receive any other required regulatory approval in those countries.

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

In addition, the FDA’s and other regulatory authorities’ policies with respect to clinical trials may change and additional government regulations may be enacted. For instance, the regulatory landscape related to clinical trials in the EU has evolved over recent years. As of January 2025, clinical trials (and related applications) in the EU are now fully subject to the provisions of the CTR which allows sponsors to make a single submission to both the competent authority and an ethics committee in each member state, leading to a single decision per member state and provides for a joint assessment by all member states concerned, and a separate assessment by each member state with respect to specific requirements related to its own territory, including ethics rules. Each member state’s decision is communicated to the sponsor via the centralized EU portal. Once the CTA is approved, clinical study development may proceed. Compliance with the CTR requirements by us and our third-party service providers, such as CROs, may impact our development plans.

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

A sponsor may also seek an RMAT designation for its product candidates. In 2017, the FDA established the RMAT designation as part of its implementation of the 21st Century Cures Act. A biological product is eligible for RMAT designation if it qualifies as an RMAT, which is defined as a cell therapy, therapeutic tissue engineering product, human cell and tissue product, or any combination product using such therapies or products, with limited exceptions, and is intended to treat, modify, reverse, or cure a serious or life-threatening disease or condition and for which preliminary clinical evidence indicates that the biological product has the potential to address unmet medical needs for such a disease or condition. In a February 2019 guidance, the FDA also stated that certain gene therapies that lead to a sustained effect on cells or tissues may meet the definition of a regenerative medicine therapy. RMAT designation provides potential benefits that include more frequent meetings with the FDA to discuss the development plan for the product candidate, and eligibility for rolling review and priority review, provided the applicable criteria are met. Products granted RMAT designation may also be eligible for accelerated approval on the basis of a surrogate or intermediate endpoint reasonably likely to predict long-term clinical benefit, or reliance upon data obtained from a meaningful number of sites, including through expansion to additional sites. RMAT-designated products that receive accelerated approval may, as appropriate, fulfill their post-approval requirements through the submission of clinical evidence, clinical trials, patient registries, or other sources of real world evidence (such as electronic health records); through the collection of larger confirmatory data sets; or via post-approval monitoring of all patients treated with such therapy prior to approval of the therapy. In December 2024, the FDA granted RMAT designation to AAV-hAQP1 for the treatment of grade 2 or 3 radiation-induced xerostomia, and in March 2026, the FDA granted Breakthrough Therapy Designation for the same program.

. In May 2025, the FDA granted RMAT designation to AAV-GAD for the treatment of Parkinson’s disease not adequately controlled with anti-Parkinsonian medications.

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

In the United States, orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax credits for qualified clinical testing, and user-fee waivers. In addition, if a product receives the first FDA approval of that drug for the disease or condition for which it has orphan drug designation, the product is entitled to orphan drug exclusivity, which means the FDA may not approve any other application to market the same drug for the same approved use or condition for a period of seven years, except in limited circumstances, such as a showing of clinical superiority over the product with orphan exclusivity or where the manufacturer is unable to assure the availability of sufficient quantities of the orphan drug to meet the needs of patients with the rare disease or condition. In the EU, orphan designation entitles a party to financial incentives such as reduction of fees or fee waivers, protocol assistance, and access to the centralized MA procedure. Moreover, upon grant of an MA and assuming the requirement for orphan designation are also met at the time the MA is granted, orphan medicinal products are entitled to a ten-year period of market exclusivity for the approved therapeutic indication. The period of market exclusivity is extended by two years for orphan medicinal products that have also complied with an agreed PIP. This period may be reduced to six years if, at the end of the fifth year, the orphan designation criteria are no longer met, including where it is shown that the product is sufficiently profitable not to justify maintenance of market exclusivity, or where the prevalence of the condition has increased above the orphan designation threshold. In the EU, an MA for an orphan designated product will not be granted if a similar product has been approved in the EU for the same therapeutic indication, unless the applicant can establish that (i) its product, although similar to the orphan medicinal product already authorized is safer, more effective or otherwise clinically superior; (ii) the MA holder for the orphan medicinal product grants its consent; or (iii) if the MA holder of the orphan medicinal product is unable to supply sufficient quantities of product. A similar medicine is a product containing a similar active substance or substances as those contained in an already authorized product. Similar active substance is defined as an identical active substance, or an active substance with the same principal molecular structural features (but not necessarily all of the same molecular features) and which acts via the same mechanism.

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

Further, even if we obtain orphan drug exclusivity, that exclusivity may not effectively protect our product candidates from competition because different biologics with different active principal molecular structural features can be approved for the same disease or condition. In addition, the FDA can subsequently approve products with the same principal molecular structural features, in the case of a biologic, for the same use or indication if the FDA concludes that the later product is safer, more effective, makes a major contribution to patient care, or if the manufacturer of the product with orphan exclusivity is unable to maintain sufficient product quantity. Likewise, in the EU and UK, the European Commission or MHRA, respectively, can authorize a similar product for the same therapeutic indication, if it concludes that the later product is safer, more effective or clinically superior; if the MA holder for the initial orphan medicinal product grants its consent; or if such MA holder is unable to supply sufficient quantities of the product. Neither orphan drug designation nor orphan designation shortens the development time or regulatory review time of a drug nor gives the drug any advantage in the regulatory review or approval process. In addition, while we intend to seek orphan drug designation and orphan designation for other existing and future product candidates, we may never receive such designations.

The FDA has granted rare pediatric disease designation to a number of our gene therapy product candidates, however, there is no guarantee that FDA approval of any of these gene therapy candidates will result in a priority review voucher.

In 2012, Congress authorized the FDA to award priority review vouchers to sponsors of certain rare pediatric disease drugs and biologics intended to treat certain orphan diseases affecting fewer than 200,000 patients in the U.S., the serious or life-threatening manifestations of which primarily affect individuals aged 18 years of age or younger, or affects more than 200,000 individuals in the U.S. and for which there is no reasonable expectation that the cost of developing and making available in the U.S. a drug for such disease or condition will be recovered from sales in the U.S. of such drug. This program is designed to encourage development of new drug and biological products for prevention and treatment of certain rare pediatric diseases. Specifically, under this program, a sponsor who receives an approval for a drug or biologic for a “rare pediatric disease” that meets certain criteria may be eligible to receive a voucher that can be redeemed to receive a priority review of a subsequent marketing application for a different product. The sponsor of a rare pediatric disease drug product receiving a priority review voucher may transfer (including by sale) the voucher to another sponsor, and such priority review vouchers have recently sold for between $150 million to $200 million. The voucher may be further transferred any number of times before the voucher is used, as long as the sponsor making the transfer has not yet submitted the application. The FDA may also revoke any priority review voucher if the rare pediatric disease drug for which the voucher was awarded is not marketed in the U.S. within one year following the date of approval.

The FDA has granted us rare pediatric disease designation for AAV-AIPL1 for the treatment of Leber congenital amaurosis (LCA4) retinal dystrophy, AAV-BBS10 for the treatment of BBS due to BBS10 mutations, AAV-RDH12 for the treatment of Leber congenital amaurosis (LCA) and early-onset severe retinal dystrophy (EOSRD), AAV8-RK-RetGC for the treatment of patients with Leber congenital amaurosis due to GUCY2D mutations (LCA1), AAV-RPE65 for the treatment of inherited retinal dystrophy due to biallelic RPE65 mutations, AAV-CNGB3 for the treatment of achromatopsia caused by mutations in the CNGB3 gene and AAV-CNGA3 for the treatment of achromatopsia caused by mutations in the CNGA3 gene. There is no guarantee that we will be able to obtain a priority review voucher, even if one or more of these gene therapy product candidates is approved by the FDA. While the rare pediatric disease priority voucher program began to sunset on December 20, 2024, the Consolidated Appropriations Act of 2026 signed into law on February 3, 2026, extended the program through September 30, 2029. Therefore, the sponsor of the marketing application for a drug that receives rare pediatric disease designation will be eligible to receive a voucher if the FDA approves the product for use within the designated rare pediatric disease on or before September 30, 2029, unless Congress reauthorizes the program further on or before such date.

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

The time required to obtain approval by the FDA, MHRA, European Commission and other regulatory authorities is unpredictable but typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions. For example, pharmaceutical legislation in the EU has undergone a comprehensive reform as part of the European Commission’s Pharmaceutical Strategy for Europe initiative launched in November 2020. Following the European Commission’s publication of proposed revisions to the EU pharmaceutical framework on April 26, 2023, the European Parliament and the Council of the European Union reached political agreement on a legislative overhaul in December 2025, which overhaul remains subject to the finalization of legislative texts, implementing acts, and delegated legislation, with a multi‑year transition period during which EU member states will align national laws and regulatory authorities will issue guidance. The adopted reforms include, among other things, changes to regulatory data protection and market exclusivity periods, revised eligibility criteria for expedited and incentive‑based regulatory pathways, new access and supply‑related obligations, and modifications to regulatory review procedures. While the full impact of the reforms will depend on final implementing measures and their application by EU and member state authorities, the revised framework could materially affect the development, regulatory approval, exclusivity, commercialization strategy, and profitability of medicinal products in the EU, and may have a significant impact on the pharmaceutical industry and our business in the long term.

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

Disruptions at the FDA and other government or regulatory agencies such as the EMA may also slow the time necessary for new product candidates to be reviewed and/or approved, which would adversely affect our business. For example, the U.S. government was recently shut down due to Congress not having passed appropriations bills to fund government activity, and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities. Prolonged government shutdowns could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. In addition, the current presidential administration has laid off thousands of federal health workers, including at the FDA, and the leadership of CBER changed multiple times in 2025, which may delay review times for approval of our product candidates and impact our ability to correspond with the FDA regarding the development of our programs in a timely fashion.

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

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted, including aggregate reductions of Medicare payments to providers, which was temporarily suspended from May 1, 2020 through March 31, 2022, and reduced payments to several types of Medicare providers. In March 2021, the American Rescue Plan Act of 2021 was signed into law, which eliminated the statutory cap on drug manufacturers’ Medicaid drug rebate liability for single source and innovator multiple source drugs, beginning January 1, 2024. The rebate was previously capped at 100% of a drug’s average manufacturer price.

Moreover, there has recently been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. In August 2022, the IRA was signed into law. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare, with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Part D coverage gap discount program with a new manufacturer discounting program (which began in 2025). The IRA permits the Secretary of the HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. CMS has published the negotiated prices for the initial ten drugs, which went into effect in 2026, and the list of the subsequent 15 drugs, which will first be effective in 2027, as well as the next set of 15 drugs that will be subject to negotiation, although the Medicare drug price negotiation program is currently subject to legal challenges. While the impact of the IRA on the pharmaceutical industry cannot yet be fully determined, it is likely to be significant. For that and other reasons, it is currently unclear how the IRA will be effectuated. These new laws or any other similar laws introduced in the future may result in additional reductions in Medicare and other healthcare funding, which could negatively affect our customers and accordingly, our financial operations.

Additionally, on July 4, 2025, the OBBBA was signed into law, which is expected to reduce Medicaid spending and enrollment by implementing work requirements for some beneficiaries, capping state-directed payments, reducing federal funding, and limiting provider taxes used to fund the program. The OBBBA also narrows access to ACA marketplace exchange enrollment and declines to extend the ACA enhanced advanced premium tax credits that expired at the end of 2025, which, among other provisions in the law, are anticipated to reduce the number of Americans with health insurance.

The Trump administration is pursuing a two-fold strategy to reduce drug costs in the U.S. President Trump has threatened to impose significant tariffs on pharmaceutical manufacturers that do not adopt pricing policies such as most favored nation pricing, which would tie the price for drugs in the U.S. to the lowest price in a group of other countries. In response, multiple manufacturers have reportedly entered into confidential pricing agreements with the federal government. The Trump administration is also pursuing traditional regulatory pathways to impose drug pricing policies, and published two proposed regulations in December 2025, referred to as Globe and Guard. If finalized, these regulations would implement mandatory payment models under which manufacturers of eligible drugs would be required to pay rebates to the federal government on a portion of the units of their drugs that are reimbursed by Medicare, with the rebate amount based on most favored nation pricing. While the impact of the Globe and Guard proposed regulations, if finalized, cannot yet be determined, it is likely to be significant. Even regulatory proposals or executive actions that are ultimately deemed unlawful could negatively impact the U.S. pharmaceutical sector and our business. In addition, pharmaceutical pricing and marketing has long been the subject of considerable discussion in Congress and among policymakers, and it is possible that Congress could enact additional laws that negatively affect the pharmaceutical industry.

Payment methodologies may also be subject to changes in healthcare legislation and regulatory initiatives. For example, CMS may develop new payment and delivery models, such as bundled payment models. We expect that additional U.S. federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that the U.S. federal government will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.

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

Among other requirements, the GDPR regulates transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the U.S. Case law from the Court of Justice of the European Union states that reliance on the standard contractual clauses – a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism – alone may not necessarily be sufficient in all circumstances and that transfers must be assessed on a case-by-case basis. The European Commission adopted its adequacy decision in relation to the new EU-US Data Privacy Framework (“DPF”) on July 10, 2023, rendering the DPF effective as a GDPR transfer mechanism to U.S. entities self-certified under the DPF. The General Court of the European Union upheld that decision in September 2025, although adequacy decisions are subject to periodic review and may be challenged, modified, suspended or invalidated. As a result, international data transfers remain subject to legal uncertainty and heightened regulatory scrutiny. Any inability to lawfully transfer personal data across jurisdictions in which we operate could require us to implement additional safeguards, localize data or systems, or modify our operations, which could increase costs and adversely affect our business, results of operations, and financial condition.

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

Our platform and products focus on the development of gene therapies and gene regulation technology. In 2017, the FDA approved the first gene treatment for RPE65-associated retinal disease, Luxturna, a commercially available product developed by Spark Therapeutics, Inc., which was purchased by Roche. There are a number of other companies developing ocular gene therapy products, including Beacon Therapeutics Limited and 4D Molecular Therapeutics, Inc. There are a number of companies developing gene therapy products for neurodegenerative diseases, including Voyager Therapeutics, Inc. and Lilly. In addition to competition from other gene therapies, any products we may develop may also face competition from other types of therapies, such as small molecule, antibody, or protein therapies. Many of our current or potential competitors, either alone or with their collaboration partners, have greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals, and marketing approved products than we do. Mergers and acquisitions in the pharmaceutical, biotechnology, and gene therapy industries may result in even more resources being concentrated among a smaller number of our competitors. These competitors also compete with us in recruiting and retaining qualified scientific, manufacturing and management personnel and establishing clinical trial sites and patient enrollment in clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs. Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient, or are less expensive than any products that we may develop, limiting demand or the price we are able to charge, or that could render any products that we may develop obsolete or non-competitive. Our competitors also may obtain FDA, MHRA or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. In addition, as a result of the expiration or successful challenge of our patent rights, we could face more litigation with respect to the validity and/or scope of patents relating to our competitors’ products.

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

We believe that any of our product candidates approved as a biological product under a BLA should qualify for the 12-year period of exclusivity. However, there is a risk that any of our product candidates approved as a biological product under a BLA would not qualify for the 12-year period of exclusivity or that this exclusivity could be shortened due to Congressional action or otherwise, or that the FDA will not consider our product candidates to be reference products for competing products, potentially creating the opportunity for generic competition sooner than anticipated. Jurisdictions outside the United States have established abbreviated pathways for regulatory approval of biological products that are biosimilar to earlier approved reference products. For example, the EU has had an established regulatory pathway for biosimilars since 2006. Moreover, the extent to which a biosimilar, once licensed, will be substituted for any one of our reference products in a way that is similar to traditional generic substitution for non-

biological products is not yet clear, and will depend on a number of marketplace and regulatory factors that are still developing.

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

We produce our product candidates in our GMP viral vector manufacturing facility in London, UK, and our second, large scale GMP viral vector manufacturing facility and our first GMP plasmid and DNA production facility in Shannon, Ireland. However, if our current facilities are damaged, suffer any form of delay or regulatory challenges, we experience slowdowns or problems with our facilities or we are unable to scale our internal manufacturing capabilities to meet demand for our product candidates, we will need to contract with third-party manufacturers to produce our product candidates. We have also agreed to manufacture commercial supply of the RPGR Product for Johnson & Johnson Innovative Medicine, if and when approved, under the Supply Agreement. If we fail to meet our obligations under the Supply Agreement, we may not be able to find a third-party manufacturer suitable to us or Johnson & Johnson Innovative Medicine to perform such manufacturing obligations, which could negatively impact our receipt of revenues under the Supply Agreement. While we now have our own plasmid manufacturing capabilities in our Shannon, Ireland facilities, we also rely on third-party manufacturers for the manufacture of plasmid used in the production of certain product candidates. We do not have a long-term supply agreement with any of the third-party manufacturers, and we purchase our required supply on a purchase order basis.

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

We have entered into collaboration agreements with third parties for the development and commercialization of our product candidates, including the Lilly Collaboration Agreement for the development and commercialization of AAV-AIPL1 and two other preclinical product candidates which are intended to treat other inherited retinal dystrophies. In addition, in October 2023 we provided Sanofi and its affiliates with a right of first negotiation for use of our riboswitch gene regulation technology for certain Immunology and Inflammation (I&I), including modulation of IL-4 and IL-13, and Central Nervous System (CNS) targets, as well as for GLP-1 and other gut peptides for metabolic disease, and for our Phase 2 xerostomia program, under the Investment Agreement. We also entered into a strategic collaboration with Hologen in March 2025 as described above that is expected to close in the second calendar quarter of 2026 subject to customary closing and funding conditions. We may seek additional collaborative relationships in the future. Failure to obtain a collaborative relationship for our product candidates may significantly impair their commercial potential. We also may need to enter into collaborative relationships to provide funding to support our other research and development programs. The process of establishing and maintaining collaborative relationships is difficult, time-consuming and involves significant uncertainty, such as:

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

Our third-party service providers are not our employees, and therefore we may be unable to directly monitor whether or not they devote sufficient time, attention, expertise and resources to our clinical and nonclinical programs. These third-party service providers may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical trials or other drug development activities that could harm our competitive position. If our third-party service providers do not successfully carry out their contractual duties or obligations or fail to meet expected deadlines, or if the quality or accuracy of the preclinical or clinical data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements, or for any other reasons, our preclinical studies or clinical trials may be extended, delayed or terminated, and we may not be able to obtain regulatory approval for, or successfully commercialize our product candidates. As a result, our financial results and the commercial prospects for our product candidates could be harmed, our costs could increase, and our ability to generate revenues could be delayed.

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

Risks Related to Employee Matters and Managing Our Organization

We may need to increase or decrease the size of our organization, and we may experience difficulties in managing those organizational changes, which could disrupt our operations.

As of December 31, 2025, we had 403 employees. If we seek to expand our organization, we may have difficulty identifying, hiring and integrating new personnel. Future growth would impose significant additional responsibilities on our management, including the need to identify, recruit, maintain, motivate and integrate additional employees, consultants and contractors. Also, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities or strategic opportunities related to our assets, loss of employees and reduced productivity among remaining employees. Our growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth. Our growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our potential ability to generate revenue could be reduced and we may not be able to implement our business strategy. Many of the biotechnology companies that we compete against for qualified personnel and consultants have greater financial and other resources, different risk profiles and a longer history in the industry than we do. If we are unable to continue to attract and retain high-quality personnel and consultants, the rate and success at which we can discover and develop product candidates and operate our business will be limited. Alternatively, if we seek to decrease the number of employees in our organization in the future in response to adverse business events, it may lead to additional unanticipated attrition. If our future staffing is inadequate because of additional unanticipated attrition or because we failed to retain the staffing level required to accomplish our business objectives, we may be delayed or unable to continue the development of our product candidates, which could impede our ability to generate revenues and achieve or maintain profitability.

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

If the analyses that AI-based applications assist in producing are or are perceived to be deficient, inaccurate or biased, we could be subjected to competitive harm, potential legal liability and brand or reputational harm. Our competitors may also adopt AI or generative AI more quickly or more effectively than we do, which could cause competitive harm. Furthermore, use of AI-based software may lead to the unauthorized disclosure of confidential information which may impact our ability to realize the benefits of our intellectual property.

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

Sales of a substantial number of our ordinary shares in the public market could dilute your ownership interest. Pursuant to an “at-the-market” sales agreement we entered into with BofA Securities, Inc., or BofA, in December 2023, we may sell from time to time, ordinary shares having an aggregate offering price of up to $100.0 million through BofA, acting as our agent. During the year ended December 31, 2025, we raised gross proceeds of $15.1 million through the sale of 2,121,883 ordinary shares pursuant to an “at-the-market” equity offering program.  Whether we choose to affect future sales under the “at-the-market” equity offering program will depend on a number of factors, including, among others, market conditions and the trading price of our ordinary shares relative to other sources of capital. The issuance from time to time of ordinary shares through our “at-the-market” equity offering program or in any other equity offering, or the perception that such sales may occur, could have the effect of depressing the market price of our ordinary shares.

Our executive officers, directors and principal shareholders, if they choose to act together, have the ability to significantly influence all matters submitted to shareholders for approval.

As of December 31, 2025, our executive officers, directors and shareholders who owned more than 5% of our outstanding ordinary shares and their respective affiliates, in the aggregate, hold ordinary shares representing approximately 54.2% of our outstanding ordinary shares, which amount does not include the 2.3 million ordinary shares we purchased from an affiliate of Perceptive Advisors, LLC pursuant to a share purchase agreement dated December 31, 2025, that was settled on January 5, 2026. In addition, in connection with entering into the Financing Agreement, we issued to an affiliate of Perceptive Advisors, LLC, our largest shareholder that employs a director serving on our board, warrants to purchase an aggregate of 700,000 of our ordinary shares.

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

Based on the current and anticipated value of our assets, including goodwill, and the current and anticipated composition of our income, assets and operations, we do not believe we were a PFIC for the taxable year ended on December 31, 2025, and do not expect to be a PFIC for the current taxable year. However, the application of the PFIC rules is subject to uncertainty in several respects, and we cannot assure you that the U.S. Internal Revenue Service, or the IRS, will not take a contrary position. Furthermore, a separate determination must be made after the close of each taxable year as to whether we are a PFIC for that year. Accordingly, we cannot assure you that we were not a PFIC for our taxable year ended on December 31, 2025 or that we will not be a PFIC for our current taxable year or any future taxable year. A non-U.S. company will be considered a PFIC for any taxable year if (i) at least 75% of its gross income is passive income (including interest income), or (ii) at least 50% of the value of its assets (based on an average of the quarterly values of the assets during a taxable year) is attributable to assets that produce or are held for the production of passive income. The value of our assets generally is determined by reference to the market price of our ordinary shares, which may fluctuate considerably. In addition, the composition of our income and assets is affected by how, and how quickly, we spend any cash we raise. If we were to be classified as a PFIC for any taxable year during which a U.S. holder holds our ordinary shares, certain materially adverse U.S. federal income tax consequences could apply to such U.S. holder.

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

As of December 31, 2025, we had federal and state NOL carryforwards in the United States of $163.5 million and $23.4 million, respectively, and cumulative carryforward tax losses in the UK of $196.0 million, which we expect to be available to reduce future taxable income subject to any relevant restrictions (including those in the U.S. and UK that limit the percentage of taxable income that can be reduced by NOLs and carried forward losses). As of December 31, 2025, cumulative carryforward tax losses in Ireland were $118.1 million. U.S. federal NOLs generated after December 31, 2017 are not subject to expiration but such NOLs may only offset 80% of taxable income for taxable years beginning after December 31, 2020. U.S. federal NOLs generated prior to December 31, 2017 may only be carried forward for 20 years. As of December 31, 2025, we also had orphan drug and research and development credits in the U.S. in the amount of $27.2 million, both of which may be carried forward for 20 years and are expected to begin expiring in 2035 if not utilized. We also had research and development credits in the UK of $5.9 million, which may be carried forward indefinitely until utilized. The UK and Ireland carryforward tax losses will continue indefinitely, subject to relevant restrictions, under current jurisdictional tax law.

The NOLs and carryforward tax losses are subject to review and possible adjustment by the applicable tax authorities. Additionally, carryforward tax losses, and research and development tax credits, may become subject to limitations in the event of certain cumulative changes in the ownership interest of significant shareholders, as determined under Sections 382 of the United States Internal Revenue Code, as well as the Corporation Tax Act 2010 Part 14 under the UK tax rules and the Taxes Consolidation Act 1997 (TCA 1997) under the Ireland tax rules. This could limit the amount of NOLs or carryforward tax losses that we can utilize annually to offset future taxable income or tax liabilities. We have conducted a review of changes in the ownership interest of significant shareholders and determined that as of December 2024, there were no limitations in the UK. However, for U.S. purposes, we determined that a change of ownership occurred in April 2016 and again in June 2018, but there was not a limit for utilizing these losses to offset the 2022 income. We have performed a 382 analysis through December 2024 and no additional change of ownership has occurred. Subsequent ownership changes and changes to the U.S. federal or state or UK tax rules in respect of the utilization of NOLs and carryforward tax losses may further affect the limitation in future years.

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

There has been a focus in recent years by the SEC, foreign regulators, stock exchanges, certain investors and other stakeholders concerning corporate responsibility, specifically related to environmental, social and governance factors. While the SEC has adopted rules regarding new climate-related disclosure, such rules have been stayed by the SEC pending the outcome of pending litigation challenging the new rules. Corporate sustainability rules in Europe also have been scaled back. Nevertheless, some investors may use these and other environmental, social and governance factors to guide their investment strategies and, in some cases, may choose not to invest in us if they believe our policies and disclosures relating to corporate responsibility are inadequate. Third-party providers of corporate responsibility ratings and reports on companies have varied and in some cases inconsistent standards. In addition, the criteria by which companies’ corporate responsibility practices are assessed are evolving, which could result in greater expectations of us and cause us to undertake costly initiatives to satisfy such new criteria. Alternatively, if we elect not to or are unable to satisfy such new criteria or do not meet the criteria of a specific third-party provider, some investors may conclude that our policies with respect to corporate responsibility are insufficient. We may face reputational damage in the event that our corporate responsibility procedures or standards do not meet the standards set by various constituencies. Furthermore, if our competitors’ corporate responsibility performance is perceived to be greater than ours, potential or current investors may elect to invest with our competitors instead. In addition, in the event that we communicate or disclose certain initiatives and goals regarding environmental, social and governance matters, we could fail, or be perceived to fail, in our achievement of such initiatives or goals, or we could be criticized for the scope of such initiatives or goals or be subject to litigation for such failures. If we fail to satisfy the expectations of investors and other stakeholders or our initiatives are not executed as planned, our reputation and financial results could be adversely affected.

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

ITEM 1C.CYBERSECURITY

Cybersecurity Risk Management and Strategy

We have implemented and maintain a cybersecurity risk management program that includes processes designed for the identification, assessment and mitigation of cybersecurity risks in order to protect the confidentiality, integrity and availability of our critical systems and information. We leverage the Center for Internet Security (CIS) Controls standard and the National Institute of Standards and Technology Cybersecurity Framework (NIST CSF) as the basis for gap analyses, the selection and prioritization of control enhancements and semi-annual control maturity assessments.

Our cybersecurity risk management program is integrated into our overall enterprise risk management program, and includes:

●	semi-annual risk and control assessments designed to identify material cybersecurity risks to our critical systems, information, products, services, and our broader enterprise IT environment, including quantitative and qualitative assessments of the maturity of our cybersecurity program;
●	security controls and mitigation measures designed to manage and mitigate material risks from cybersecurity threats to our critical systems and information;
●	an IT and security team responsible for managing (1) our cybersecurity risk assessment processes, (2) our security controls and mitigation measures, and (3) our response to cybersecurity incidents;
●	the use of external service providers, where appropriate, to assess, test or otherwise assist with aspects of our security controls, including penetration testing;
●	cybersecurity awareness training of our employees, IT and security personnel and senior management;
●	a cybersecurity incident response plan that is periodically tested, includes procedures for responding to cybersecurity incidents and is aligned with other enterprise resilience programs, including business continuity and disaster recovery; and

●	a risk-based approach to identifying and overseeing third party cybersecurity risks, including evaluating the cybersecurity processes of service providers and other vendors, and reviewing available security certifications and independent audit reports.

Although, to our knowledge, we have not experienced any material cybersecurity breach to date, we may experience cybersecurity incidents and face risks from cybersecurity threats that, if realized, are reasonably likely to materially affect us, including resulting in business interruptions, operational delays, financial losses, reputational harm or the unauthorized disclosure or modification of sensitive information. For more information regarding how cybersecurity risks may affect us, see “Item 1A Risk Factors.”

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

Our management team is responsible for assessing and managing risks from cybersecurity threats. The Vice President, Global IT and Senior Vice President, Risk and Internal Controls have primary responsibility for our overall cybersecurity risk management program, cybersecurity policies, controls and mitigation measures, and supervise both our internal cybersecurity personnel and our external cybersecurity consultants. They provide briefings to the management team, including the Chief Financial Officer/Chief Operating Officer and the General Counsel and Secretary, as well as the Board and the Audit Committee. Their briefings include topics such as threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us. The briefings also cover alerts and reports produced by security tools deployed in our IT environment. Our Vice President, Global IT has over 20 years’ experience leading teams in cybersecurity, and designing and securing critical IT infrastructure in the healthcare, biotech and sports entertainment sectors. Our Senior Vice President, Risk and Internal Controls has more than 30 years’ experience designing, implementing and leading risk management, internal control and compliance programs, including cybersecurity, data privacy and business resilience, in global organizations.

ITEM 2.PROPERTIES

Our principal office is located at 655 Third Avenue, New York, New York, USA, where we lease 6,180 square feet of office. We also lease 14,235 square feet of laboratory space at 450 East 29th Street, New York, New York, USA. The office space lease terminates on October 31, 2028 and the laboratory lease terminates on February 28, 2033.

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

Holders of Record

As of February 27, 2026, there were 52 holders of record. The actual number of shareholders of our ordinary shares is greater than this number of record holders and includes shareholders who are beneficial owners but whose ordinary shares are held in street name by brokers and other nominees. This number of holders of record also does not include shareholders whose ordinary shares may be held in trust by other entities.

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

Overview

We are a vertically integrated, clinical-stage genetic medicines company with a broad pipeline of late-stage clinical programs, including radiation-induced xerostomia, Parkinson’s disease and AIPL1-associated retinal dystrophy. Our clinical programs use targeted local delivery of small doses of genetic medicines to treat both inherited and more common conditions with severe unmet need. The successful development of the clinical pipeline is supported by our internal end-to-end manufacturing capabilities. We have two GMP viral vector production facilities, internal plasmid production for GMP, as well as an in-house Quality Control hub for stability and release, all fit for IND through commercial supply. In addition, we have developed a proprietary manufacturing platform with industry-leading yield and quality aspects and commercial readiness. Our core capabilities in viral vector and capsid optimization allow increased potency, decreased dose and significantly reduced cost of goods for our genetic medicines. We have developed a transformative gene regulation platform using bespoke synthetic riboswitch technology invented in-house that allows for the precise, dose-responsive control of any transgene under the control of oral small molecules. We are focusing the riboswitch platform on in vivo delivery of biologic therapeutics such as the metabolic peptides GLP-1, GIP, glucagon, amylin, PYY and leptin via oral small molecules, as well as cell therapy for oncology and autoimmune diseases, and long-term intractable pain. We have developed unique comprehensive technology capabilities to apply genetic medicine to more prevalent diseases, increasing efficacy, addressing novel targets, and expanding access in some of the largest disease areas where the unmet need remains high.

We are an exempted company incorporated under the laws of the Cayman Islands in 2018, and prior to that, we commenced operations as MeiraGTx Limited, a private limited company incorporated under the laws of England and Wales in 2015. Our discussion of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). Since our formation, we have devoted substantially all of our resources to developing our technology platform, establishing our viral vector manufacturing facilities and our GMP plasmid and DNA production facility and developing manufacturing processes, advancing the product candidates in our ophthalmology, salivary gland and neurodegenerative disease programs, building our intellectual property portfolio, organizing and staffing our company, developing our business plan, raising capital, and providing general and administrative support for these operations. To date, we have financed our operations primarily with cash on hand and proceeds from the sales of our Series A ordinary shares, Convertible Preferred C Shares and ordinary shares, debt financing and upfront and milestone payments in connection with our collaboration and business development activities. Through December 31, 2025, we received gross proceeds of approximately $637.4 million from sales of our ordinary shares, Series A ordinary shares and convertible preferred C shares, gross proceeds of approximately $75.0 million from issuance of debt, $130.0 million from the Collaboration Agreement with Johnson & Johnson Innovative Medicine, $125.0 million from the Asset Purchase Agreement with Johnson & Johnson Innovative Medicine, $50.0 million from Hologen as part of its commitment toward the Upfront Payment and $75.0 million from the Lilly Collaboration Agreement. As of December 31, 2025, we had cash, cash equivalents and restricted cash of $68.2 million, as well as $3.0 million we expect to receive from Johnson & Johnson Innovative Medicine in the first quarter of 2026 in connection with the PPQ and transition services we provided to Johnson & Johnson Innovative Medicine.

We are a clinical stage company and have not generated any product revenues to date. We have ongoing clinical development programs and a broad pipeline of preclinical programs. Since inception, we have incurred significant operating losses. Our net losses for the years ended December 31, 2025 and 2024 were $114.2 million and $147.8 million, respectively. As of December 31, 2025, we had an accumulated deficit of $816.2 million. We do not expect to generate revenue from sales of products unless and until we successfully initiate and complete clinical development and obtain regulatory approval for any product candidates, or satisfy our third party obligations. Under the Collaboration Agreement with Johnson & Johnson Innovative Medicine, we received an upfront payment in the amount of $100.0 million in March 2019 and a milestone payment in the amount of $30.0 million in December 2021. Additionally, pursuant to the Collaboration Agreement, we received research and development funding for certain research, manufacturing and clinical development costs. On December 20, 2023, we entered into an Asset Purchase Agreement with Johnson & Johnson Innovative Medicine pursuant to which the Company sold and assigned to Johnson & Johnson Innovative Medicine a License Agreement between the Company and UCLB relating to the research, development, manufacture and exploitation of the RPGR Product, and other related assets as described in the Asset Purchase Agreement. In connection with entering into the Asset Purchase Agreement, we entered into a Termination Agreement with Johnson & Johnson Innovative Medicine terminating the Collaboration Agreement. The Company and Johnson & Johnson Innovative Medicine also entered into a Supply Agreement on December 20, 2023 pursuant to which the Company agreed to manufacture and supply the RPGR Product for Johnson & Johnson Innovative Medicine. In December 2023, we received a non-refundable upfront payment of $65.0 million in connection with the Asset Purchase

Agreement. During the year ended December 31, 2024, we received $60.0 million in milestone payments under the Asset Purchase Agreement.

Our total operating expenses were $187.4 million and $197.5 million for the years ended December 31, 2025 and 2024, respectively. We expect to continue incurring increasing costs associated with our clinical activities for AAV-hAQP1 for the treatment of radiation-induced xerostomia and xerostomia associated with Sjogren’s syndrome, AAV-GAD for the treatment of Parkinson’s disease, as well as costs associated with the delivery of services under the Asset Purchase and related agreements. We also expect to continue to incur costs relating to AAV-AIPL1 for the treatment of LCA4, which costs can be offset by the funding in connection with the Lilly Collaboration Agreement. We also incurred expenses during the year ended December 31, 2025 and expect to continue to incur expenses related to research activities in additional therapeutic areas to expand our pipeline, developing our transformative gene regulation technology, hiring additional personnel as needed in manufacturing, research, clinical operations, quality and other functional areas, and associated cash and share-based compensation expense, as well as the further development of internal manufacturing capabilities and capacity and other associated costs including the management of our intellectual property portfolio.

In December 2023, we entered into an “at-the-market” sales agreement with BofA Securities, Inc., or BofA, pursuant to which we may sell from time to time, ordinary shares having an aggregate offering price of up to $100.0 million through BofA, acting as our agent. During the years ended December 31, 2025 and 2024, respectively, we raised gross proceeds of $15.1 million and $8.4 million through the sale of 2,121,883 and 1,508,517 ordinary shares pursuant to an “at-the-market” equity offering program. Under the “at-the-market” equity program which is currently effective and may remain available for us to use in the future, we may sell an additional $76.5 million of ordinary shares. Whether we choose to affect future sales under the “at-the-market” equity offering program will depend on a number of factors, including, among others, market conditions and the trading price of our ordinary shares relative to other sources of capital.

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

Based on our cash, cash equivalents, accounts receivable – related party and tax incentive receivable at December 31, 2025, together with the $55.0 million received to date in the first quarter of 2026, which is non-

refundable, $5.0 million in receivables from Hologen and the remaining $95.0 million from the anticipated closing of the strategic collaboration with Hologen, we estimate that such funds will be sufficient to enable us to fund our operating expenses and capital expenditure requirements into the second half of 2027 and to repay our debt obligation to Perceptive of $25.0 million (due in June 2026) and $50.0 million (due in May 2027) under the Notes Purchase Agreement. This estimate does not include the $135.0 million in potential near-term cash consideration from Lilly upon the achievement of certain development and regulatory approval milestones. This estimate also does not include the $285.0 million in milestones we are eligible to receive under the Asset Purchase Agreement upon first commercial sale of an RPGR Product in the United States and in at least one of the United Kingdom, France, Germany, Spain and Italy, for completion of the transfer of certain manufacturing technology to Johnson & Johnson Innovative Medicine and upon regulatory approval of a Johnson & Johnson Innovative Medicine-selected manufacturing facility in each of the United States and European Union for commercial manufacture of the RPGR Product. We have based these estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. See “Liquidity and Capital Resources.” Because of the numerous risks and uncertainties associated with the development of our product candidates, any future product candidates, our platform and technology and because the extent to which we may enter into collaborations with third parties for development of any of our product candidates is unknown, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidates.

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

Highlights and Recent Developments

AAV2-hAQP1 for the Treatment of Radiation-Induced Xerostomia (RIX):

●	The FDA has now granted Breakthrough Therapy Designation for AAV2-hAQP1 for the treatment of Grade 2 and Grade 3 late xerostomia caused by radiotherapy for cancers of the upper aerodigestive tract.
●	This is in addition to the Regenerative Medicine Advanced Therapy (RMAT) designation already granted by the FDA for AAV2-hAQP1.
●	We have aligned with the FDA on the clinical requirements for the Phase 2 AQUAx2 (NCT05926765) study to support a potential BLA with the primary endpoint being the change from baseline in the Xerostomia Questionnaire at 12 months following the one time treatment.

●	The final patients are currently enrolling and we anticipate data 12 months after the last patient is treated, with a potential BLA filing in the first half of 2027 and potential approval around the end of 2027 with launch in the US targeted in early 2028.
●	We will be hosting a program update April 16th to discuss the commercial opportunity as well as presenting the full 3-year data from all cohorts of the Phase 1 study.

AAV-GAD for the Treatment of Parkinson’s Disease:

●	In 2025 the FDA granted RMAT designation to AAV-GAD for the treatment of Parkinson’s disease not adequately controlled with medication.
●	This RMAT was awarded based on positive data demonstrating statistically significant efficacy in 3 clinical studies: a Phase 1 dose escalation study (n=14), a double-blind sham-surgery controlled Phase 2 study (n=45), and a double-blind sham-surgery controlled Phase 1/2 clinical bridging study (n=14). This application also included the demonstration of potential disease modification resulting from treatment in our positive Phase 2 studies.
●	We are currently engaging with clinical trial sites globally and expect to initiate the Phase 3 study of AAV-GAD in the coming months.

Strategic Collaboration with Hologen AI:

●	We and Hologen have formed a joint venture, Hologen Neuro AI Ltd, with a $200 million upfront payment to us, as well as additional committed funding from Hologen into the joint venture of up to $230 million to fully fund the development of the AAV-GAD program through approval.
●	We will hold a 30% ownership in the joint venture and lead all clinical development and manufacturing.
●	Hologen Neuro AI Ltd will contribute its proprietary multi-modal generative foundation models (LMMs) to the joint venture and will enter into both clinical and commercial manufacturing supply agreements with us for exclusive manufacturing of AAV-GAD.
●	As part of the Hologen collaboration, we also intend to move forward into the clinic this year with a locally delivered treatment for trigeminal neuralgia, one of the most severe forms of pain and intractable to treatment.

Ophthalmology Programs

Strategic Partnership with Eli Lilly and Company on AAV-AIPL1 for LCA4:

●	We entered into a strategic collaboration with Lilly, granting Lilly worldwide exclusive rights to the AAV-AIPL1 program for Leber congenial amaurosis 4 (LCA4) and access to additional ocular and gene regulation assets. Under the terms of the agreement, we received an upfront payment of $75 million and are eligible to receive over $400 million in total milestone payments. We are also eligible to receive tiered royalties on licensed products.
●	Lilly also received worldwide exclusive access rights to our innovative gene therapy technologies for use in ophthalmology with certain targets designated by Lilly, including novel intravitreal capsids we developed in-house and bespoke promoters including AI-generated cell specific promoters.
●	We also granted Lilly certain rights to our proprietary riboswitch technology for use in gene editing in the eye.

Botaretigene Sparoparvovec for the Treatment of X-linked Retinitis Pigmentosa (XLRP):

●	Data from the Phase 3 LUMEOS trial of botaretigene sparoparvovec (bota-vec) for the treatment of X-linked retinitis pigmentosa was presented by Dr. Michael Clark, the primary clinical lead on the study from Johnson & Johnson Innovative Medicine, at the Foundation Fighting Blindness 2025 Retinal Therapeutics Innovation Summit on May 2nd, 2025.
●	The FDA has granted Fast Track and orphan drug designations to bota-vec and the regulatory authorities in the EU have granted Priority Medicines, or PRIME, advanced therapy medicinal product, or ATMP, and orphan drug designations to bota-vec.
●	Johnson & Johnson Innovative Medicine is the sponsor of this program and we are eligible to receive up to $285 million upon the first commercial sales of bota-vec in the US and EU and manufacturing tech transfer.

●	We also entered into a commercial supply agreement with Johnson & Johnson Innovative Medicine for bota-vec manufacturing. As part of this agreement, we have completed PPQ to support CMC sections of global regulatory filings.
●	Following the release of the compelling Phase 3 data at their summit, the Foundation Fighting Blindness issued a public letter to Johnson & Johnson Innovative Medicine strongly supporting the filing and ultimate approval of this treatment for XLRP and stating that it had a remarkable benefit for many of the patients treated.

Riboswitch Gene Regulation Technology Platform for in vivo Delivery:

●	Our riboswitch technology is a powerful platform that transforms the potential of biologic therapeutics by providing a broadly applicable mechanism for the precise dosing of any protein, hormone or peptide that is encoded by DNA via in vivo production in direct dose response to bespoke oral small molecule inducers.
●	AI driven target discovery is identifying a universe of peptides, hormones and proteins with important roles in homeostatic pathways regulating cardiovascular, metabolic, neurological and immunological systems that underly many of the diseases of aging.
●	Such proteins acting in rapidly responsive systems are often short lived and hard to make into long-acting injectable analogs that retain full physiological function.
●	Our riboswitch technology provides the only broadly applicable mechanism for precisely dosing the growing number of proteins that are currently intractable to use as therapeutics.
●	We are progressing our first riboswitch program into the clinic in metabolic disease with native human leptin (Ribo-leptin).
●	This is a significant unmet need in patients with both inherited and acquired leptin deficiency. The only currently available treatment - metreleptin - is immunogenic, which can lead to neutralizing antibodies against leptin, resulting in catastrophic and even lethal metabolic consequences.
●	We are in iterative discussion with the FDA to open a Ribo-leptin IND later this year.

Components of Our Results of Operations

Service Revenue – Related Party

Our service revenue consisted of the process performance qualification (“PPQ”) services performed in connection with the Asset Purchase Agreement and related agreements.

License Revenue

Our license revenue consisted of the upfront license fee payment we received in connection with the Lilly Collaboration Agreement.

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

Research and development activities are central to our business model. We expect to continue incurring increasing research and development costs associated with our clinical activities for AAV-hAQP1 for the treatment of radiation-induced xerostomia and xerostomia associated with Sjogren’s syndrome, as well as for AAV-GAD for the treatment of Parkinson’s disease, although certain of these increases relating to AAV-GAD are expected to be offset by the funding provided by Hologen after the anticipated closing of the strategic collaboration we entered into with them. We also expect to continue to incur costs relating to AAV-AIPL1 for the treatment of LCA4, which costs can be offset by the funding in connection with the Lilly Collaboration Agreement. In addition, we expect to continue to incur expenses related to research activities in additional therapeutic areas to expand our pipeline and develop our transformative gene regulation technology.

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

Other Non-Operating Income (Expense)

Other non-operating income (expense) includes the following:

Foreign Currency Gain (Loss)

Our consolidated financial statements are presented in U.S. dollars, which is our reporting currency. The financial position and results of operations of our subsidiaries are measured using the foreign subsidiaries’ local currency as the functional currency, either the pound sterling or the euro. These entities’ cash accounts holding U.S. dollars and intercompany payables and receivables are remeasured based upon the exchange rate at the date of remeasurement with the resulting gain or loss included in the consolidated statement of operations and comprehensive gain (loss).

Interest Income

Interest income is comprised of interest earned on our interest-bearing bank accounts.

Interest Expense

Interest expense consists of interest expense and amortization of the debt discount in connection with the debt financing described in Note 14 to our consolidated financial statements.

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

Other Comprehensive Gain (Loss)

Other comprehensive gain (loss) includes the following:

Foreign Currency Translation Gain (Loss)

Expenses of subsidiaries have been translated into U.S. dollars at average exchange rates prevailing during the period. Assets and liabilities have been translated at the rates of exchange on the consolidated balance sheet date. The resulting translation gain adjustments are recorded directly as a separate component of shareholders’ equity and as other comprehensive gain (loss) on the consolidated statements of operations and comprehensive loss.

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

Our collaboration and revenue arrangements include the following:

Up-front License Fees: If a license is determined to be distinct from the other performance obligations identified in the arrangement, we recognize revenues from non-refundable, up-front fees allocated to the license when the license is transferred to the licensee and the licensee is able to use and benefit from the license. For licenses that are bundled with other promises, we utilize judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue from non-refundable, up-front fees. We evaluate the measure of progress each reporting period and, if necessary, adjusts the measure of performance and related revenue recognition.

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

Results of Operations

Comparison of the Years Ended December 31, 2025 and 2024

	2025	2024	Change

	(in thousands)
Revenues:
Service revenue - related party	$6,400	$33,279	$(26,879)
License revenue	74,991	—	74,991
Total revenue	81,391	33,279	48,112
Operating expenses:
Cost of service revenue - related party	4,843	23,791	(18,948)
General and administrative	52,897	54,216	(1,319)
Research and development	129,619	119,484	10,135
Total operating expenses	187,359	197,491	(10,132)
Loss from operations	(105,968)	(164,212)	58,244
Other non-operating income (expense)
Foreign currency gain (loss)	2,146	(2,886)	5,032
Interest income	1,818	4,145	(2,327)
Interest expense	(12,197)	(13,272)	1,075
Gain on sale of nonfinancial assets	—	28,434	(28,434)
Net loss	$(114,201)	$(147,791)	$33,590

Service Revenue – Related Party

Service revenue was $6.4 million for the year ended December 31, 2025, compared to $33.3 million for the year ended December 31, 2024. The decrease of $26.9 million was due to decreased activity of PPQ services under the Asset Purchase Agreement and related agreements as the work was substantially completed during the first half of 2025.

License Revenue

License revenue was $75.0 million for the year ended December 31, 2025 due to the upfront license fee payment under the Lilly Collaboration Agreement. There was no license revenue for the year ended December 31, 2024.

Cost of Service Revenue – Related Party

Cost of service revenue was $4.8 million for the year ended December 31, 2025, compared to $23.8 million for the year ended December 31, 2024. The decrease of $18.9 million was due to decreased activity of PPQ services under the Asset Purchase Agreement and related agreements as the work was substantially completed during the first half of 2025.

General and Administrative Expenses

General and administrative expenses were $52.9 million for the year ended December 31, 2025, compared to $54.2 million for the year ended December 31, 2024.  The decrease of $1.3 million was primarily due to a decrease of $1.7 million in professional fees, $0.8 million in legal fees and $1.4 million due to a change in estimate of an asset retirement obligation, which were partially offset by an increase of $2.0 million in payroll expenses and $0.6 million in facilities costs.

Research and Development Expenses

Research and development expenses for the years ended December 31, 2025 and 2024 were as follows (in thousands):

	For the Years Ended December 31,
	2025	2024	Change
Clinical Programs
Botaretigene sparoparvovec	$—	$1,250	$(1,250)
AAV-hAQP1	13,785	17,307	(3,522)
AAV-CNGB3 / AAV-CNGA3	—	(969)	969
AAV-GAD	14,272	6,411	7,861
Other ocular diseases	4,380	1,763	2,617
Manufacturing	57,594	53,445	4,149
Preclinical Programs
Gene regulation	11,297	10,509	788
Neurodegenerative diseases	1,250	1,608	(358)
Preclinical ocular diseases	3,589	2,474	1,115
Other research and development expenses	23,452	25,686	(2,234)
Total research and development expenses	$129,619	$119,484	$10,135

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

Research and development expenses for the year ended December 31, 2025 were $129.6 million, compared to $119.5 million for the year ended December 31, 2024. The increase of $10.1 million was primarily due to an increase in manufacturing costs due to both a lower allocation of clinical trial material batch costs to our clinical programs and a lower allocation of costs to cost of services revenue reflecting PPQ services provided under the Asset Purchase Agreement and related agreements being substantially completed during the first half of 2025. Other cost increases arose in our clinical programs for other ocular diseases and AAV-GAD, primarily due to an increase in manufactured clinical trial material batches related to these programs, and our preclinical programs for gene regulation reflecting preclinical studies initiated during the year. These increases were partially offset by a decrease in costs for our AAV-hAQP1 program due to a decrease in the number of batches of clinical trial material manufactured compared to the prior year.

Foreign Currency Gain (Loss)

Foreign currency gain was $2.1 million for the year ended December 31, 2025 compared to a loss of $2.9 million for the year ended December 31, 2024. The change of $5.0 million was primarily due to the weakening of the U.S. dollar against the pound sterling and euro as it mostly relates to the valuation of our intercompany payables and receivables.

Interest Income

Interest income was $1.8 million for the year ended December 31, 2025 compared to $4.1 million for the year ended December 31, 2024. The decrease of $2.3 million was due to lower interest rates and cash balances during 2025.

Interest Expense

Interest expense was $12.2 million for the year ended December 31, 2025 compared to $13.3 million for the year ended December 31, 2024. The decrease of $1.1 million was primarily due to a lower interest rate in connection with the debt financing described in Note 14 of our consolidated financial statements included elsewhere in this Form 10-K.

Gain on Sale of Nonfinancial Assets

There was no gain on sale of nonfinancial assets during the year ended December 31, 2025 compared to $28.4 million for the year ended December 31, 2024. This decrease was a result of the recognition of the $50.0 million milestone allocated to the nonfinancial assets sold and assigned to Johnson & Johnson Innovative Medicine being fully recognized during 2023 and 2024.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses. For the year ended December 31, 2025, we used $46.4 million in cash flows from operations. We did not generate positive cash flows from operations during the year and there are no assurances that we will generate positive cash flows in the future. Additionally, there are no assurances that we will be successful in obtaining an adequate level of financing for the development and commercialization of our product candidates. We expect to incur significant expenses and operating losses for the foreseeable future as we advance the preclinical and clinical development of our product candidates. We expect that our research and development and general and administrative costs will increase in connection with conducting preclinical studies and clinical trials for our product candidates, building out internal capacity to have products manufactured to support preclinical studies and clinical trials as well as to manufacture commercial products, expanding our intellectual property portfolio, and providing general and administrative support for our operations. As a result of these incurred and expected expenses we will need additional capital to fund our operations, which we may obtain from additional equity or debt financings, collaborations, licensing arrangements, or other sources.

We do not currently have any approved products and have never generated any revenue from product sales. We have historically financed our operations primarily through cash on hand and proceeds from the sale of our equity securities and upfront and milestone payments from our collaboration and business development activities.

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

The Notes Purchase Agreement provides for the issuance of the Tranche 1 Notes in an initial amount of $75.0 million. Pursuant to the First Consent and Amendment, we were able to request, in our sole discretion, and Perceptive agreed to subscribe to purchase upon such request, the issuance of the Tranche 2 Notes in an additional amount of $25.0 million at any time before August 2, 2024 subject to the terms of the Notes Purchase Agreement. Previously, our request for the issuance of the Tranche 2 Notes was to be determined at Perceptive’s sole discretion. The Notes Purchase Agreement was amended on March 25, 2026 to extend the maturity date to May 2, 2027, as further described below, and is interest-only during the term. We have the option to redeem outstanding principal notes at any time along with an applicable early redemption fee. Under each of the First Consent and Amendment and the Second Consent and Amendment, the Notes Purchase Agreement was amended to increase the applicable early redemption fee. Outstanding amounts under the Notes Purchase Agreement bear interest at a fluctuating rate per annum equal to 10.00% plus the secured overnight financing rate administered by the Federal Reserve Bank of New York for a one-month tenor, subject to a 1.00% floor.

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

On March 25, 2026, we, as issuer, and the Subsidiary Guarantors, the noteholders and other parties from time to time party to the Notes Purchase Agreement, and Perceptive, as administrative agent and lender under the Notes Purchase Agreement, entered into Amendment No. 4 to Amended and Restated Notes Purchase Agreement and Amendment No. 1 to Warrant Certificates (the “Amendments”). Under these amended agreements, the maturity date of the Notes Purchase Agreement has been extended from August 2, 2026 to May 2, 2027 and we have agreed to redeem a portion of the outstanding principal amount of the Tranche 1 Notes equal to $25.0 million on or before June 30, 2026.  The Warrants were amended to change the exercise price to $8.00 per share.

Based on our current cash, cash equivalents, accounts receivable – related party, and tax incentive receivable at December 31, 2025, together with the $55.0 million received to date in the first quarter of 2026, which is non-refundable, $5.0 million in receivables from Hologen and the remaining $95.0 million proceeds from the anticipated closing of the strategic collaboration with Hologen, we estimate that we will be able to fund our operating expenses and capital expenditure requirements into the second half of 2027 and to repay our debt obligation to Perceptive of $25.0 million (due in June 2026) and $50.0 million (due in May 2027) under the Notes Purchase Agreement. This estimate does not include the $135.0 million in potential near-term cash consideration from Lilly upon the achievement of certain development and regulatory approval milestones. This estimate also does not include the $285.0 million in milestones we are eligible to receive under the Asset Purchase Agreement upon first commercial sale of an RPGR Product in the United States and in at least one of the United Kingdom, France, Germany, Spain and Italy, for completion of the transfer of certain manufacturing technology to Johnson & Johnson Innovative Medicine and upon regulatory approval of a Johnson & Johnson Innovative Medicine-selected manufacturing facility in each of the United States and European Union for commercial manufacture of the RPGR Product. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect.

Cash Flows

We had $68.2 million and $105.7 million of cash, cash equivalents, and restricted cash as of December 31, 2025 and 2024, respectively.

The following table summarizes our sources and uses of cash for the period presented:

	For the years ended December 31,
	2025	2024

Net cash used in operating activities	$(46,359)	$(104,495)
Net cash (used in) provided by investing activities	(4,107)	23,479
Net cash provided by financing activities	12,272	54,534
Net decrease in cash, cash equivalents and restricted cash	$(38,194)	$(26,482)

Operating Activities

During the year ended December 31, 2025, our cash used in operating activities of $46.4 million was primarily due to our net loss of $114.2 million as we incurred expenses associated with research activities on our clinical programs, manufacturing of our clinical trial materials, preclinical research programs and general and administrative expenses. The net loss included net non-cash income and expense of $39.8 million, which consisted primarily of $22.1 million of share-based compensation, $12.5 million of depreciation and amortization, $6.6 million change in right-of-use assets, $1.3 million of non-cash interest and $0.6 million of acquired in-process research and development expense related to the acquisition of certain of Smart Immune’s assets, which was partially offset by $2.1 million of a foreign currency gain and $1.5 million of a gain on termination of lease liabilities. Additionally, operating assets, consisting of accounts receivable – related party, contract assets – related party, inventory, prepaid expenses, tax incentive receivable, other current assets and other assets, net, increased by $6.6 million and operating liabilities, consisting of accounts payable, accrued expenses, lease liabilities, other current liabilities and deferred revenue – related party, increased by $34.7 million.

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

Investing Activities

Net cash used in investing activities for the year ended December 31, 2025 of $4.1 million consisted of $3.8 million of purchases of property and equipment for our manufacturing, laboratory and process development facilities and $0.4 million of payments for the acquisition of certain of Smart Immune’s assets by MeiraGTx Cell Therapies, offset by $0.1 million of proceeds from sale of equipment and furniture and fixtures.

Net cash provided by investing activities for the year ended December 31, 2024 of $23.5 million consisted of $28.4 million from proceeds from the sale of nonfinancial assets offset by $4.9 million of purchases of property and equipment for our manufacturing, laboratory and process development facilities.

Financing Activities

Net cash provided by financing activities was $12.3 million for the year ended December 31, 2025, which consisted primarily of $15.1 million net proceeds from an “at-the-market” offering of our ordinary shares and $0.3 million from the exercise of share options, which was offset by $3.0 million of payments for withholdings of shares for income taxes.

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

Foreign Currency Exchange Risk

We currently operate in the United States, the United Kingdom and the European Union. Our activities in these jurisdictions expose us to currency exchange rate fluctuations primarily between the U.S. Dollar and the British pound sterling and euro. When the U.S. Dollar strengthens against these currencies, the U.S. Dollar value of non-U.S. Dollar based losses increases. To the extent that our international activities recorded in local currencies increase in the future, our exposure to fluctuations in currency exchange rates will correspondingly increase. As of December 31, 2025, we did not hold any foreign currency forward contracts. With respect to our foreign currency exposures as of December 31, 2025, we estimate a 10% unfavorable movement in foreign currency exchange rates would have the effect of creating an additional foreign currency loss of approximately $10.9 million within other non-operating income (expense) for the year ended December 31, 2025.

Interest Rate Risk

We are exposed to market risk as a result of changes in interest rates applicable to borrowings under our Notes Purchase Agreement. Borrowings under the Notes Purchase Agreement bear interest at a fluctuating rate per annum equal to 10.00% plus the secured overnight financing rate (“SOFR”) administered by the Federal Reserve Bank of New York for a one-month tenor, subject to a 1.00% floor. See Note 14 to our consolidated financial statements included elsewhere in this Form 10-K. We may use interest rate cap derivatives, interest rate swaps or other interest rate hedging instruments to economically hedge and manage interest rate risk with respect to our variable floating rate debt. As of December 31, 2025, the annual interest rate was 14.14% and the outstanding balance of the Tranche 1 Notes was $75.0 million. Assuming no change in the outstanding borrowings under the Notes Purchase Agreement, we estimate that a hypothetical 1% increase in the SOFR would increase our annual interest expense by approximately $0.8 million for the year ended December 31, 2025.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of MeiraGTx Holdings plc and subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of MeiraGTx Holdings plc and subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive loss, shareholders' equity and cash flows for each of the two years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

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

Jericho, New York

March 30, 2026

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31,	December 31,
	2025	2024
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$65,931	$103,659
Accounts receivable - related party	3,000	707
Contract assets - related party	—	950
Inventory	—	385
Prepaid expenses	6,017	6,828
Tax incentive receivable	15,286	8,971
Other current assets	1,527	2,018
Total Current Assets	91,761	123,518
Property, plant and equipment, net	105,465	102,878
Intangible assets, net	578	821
Restricted cash	2,262	2,009
Other assets	1,147	1,002
Equity method and other investments	6,749	6,749
Right-of-use assets - operating leases, net	12,852	10,576
Right-of-use assets - finance leases, net	23,616	22,198
TOTAL ASSETS	$244,430	$269,751

LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY
CURRENT LIABILITIES:
Accounts payable	$10,066	$23,586
Accrued expenses	32,893	27,414
Lease obligations - operating leases, current	2,851	4,053
Lease obligations - finance leases, current	38	—
Deferred revenue - related party, current	1,776	4,827
Note payable, net, current	24,648	—
Other current liabilities	50,283	903
Total Current Liabilities	122,555	60,783
Deferred revenue - related party	65,120	57,576
Lease obligations - operating leases	11,351	7,523
Lease obligations - finance leases	109	—
Asset retirement obligations	1,399	2,821
Note payable, net	49,689	73,221
TOTAL LIABILITIES	250,223	201,924
COMMITMENTS AND CONTINGENCIES (Note 15)
SHAREHOLDERS' (DEFICIT) EQUITY:
Ordinary Shares, $0.00003881 par value, 1,288,327,750 authorized, 81,120,931 and 78,397,380 shares issued and outstanding at December 31, 2025 and 2024, respectively	3	3
Capital in excess of par value	808,021	773,565
Accumulated other comprehensive gain (loss)	2,406	(3,719)
Accumulated deficit	(816,223)	(702,022)
Total Shareholders' (Deficit) Equity	(5,793)	67,827
TOTAL LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY	$244,430	$269,751

See Notes to Consolidated Financial Statements

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share amounts)

	For the Years Ended December 31,
	2025	2024

Revenues:
Service revenue - related party	$6,400	$33,279
License revenue	74,991	—
Total revenue	81,391	33,279
Operating expenses:
Cost of service revenue - related party	4,843	23,791
General and administrative	52,897	54,216
Research and development	129,619	119,484
Total operating expenses	187,359	197,491
Loss from operations	(105,968)	(164,212)
Other non-operating income (expense):
Foreign currency gain (loss)	2,146	(2,886)
Interest income	1,818	4,145
Interest expense	(12,197)	(13,272)
Gain on sale of nonfinancial assets	—	28,434
Net loss	(114,201)	(147,791)
Other comprehensive gain (loss):
Foreign currency translation gain (loss)	6,125	(2,284)
Comprehensive loss	$(108,076)	$(150,075)

Net loss	$(114,201)	$(147,791)
Basic and diluted net loss per ordinary share	$(1.42)	$(2.12)
Weighted-average number of ordinary shares outstanding	80,430,186	69,822,353

See Notes to Consolidated Financial Statements

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ (DEFICIT) EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

(in thousands, except share amounts)

				Accumulated Other		Total
	Ordinary		Capital in Excess	Comprehensive	Accumulated	Shareholders'
	Shares	Amount	of Par Value	Gain (Loss)	Deficit	(Deficit) Equity

Balance at December 31, 2023	63,601,015	$2	$693,841	$(1,435)	$(554,231)	$138,177
Share-based compensation activity	537,848	—	22,851	—	—	22,851
Issuance of ordinary shares in at-the-market offering	1,508,517	—	8,390	—	—	8,390
Issuance costs in connection with ordinary shares	—	—	(657)	—	—	(657)
Issuance of shares in connection with registered offering	12,500,000	1	49,999	—	—	50,000
Issuance costs in connection with registered offering	—	—	(1,859)	—	—	(1,859)
Issuance of shares in connection with private placement	250,000	—	1,000	—	—	1,000
Other comprehensive loss	—	—	—	(2,284)	—	(2,284)
Net loss for the year ended December 31, 2024	—	—	—	—	(147,791)	(147,791)
Balance at December 31, 2024	78,397,380	3	773,565	(3,719)	(702,022)	67,827
Share-based compensation activity	601,668	—	19,371	—	—	19,371
Issuance of ordinary shares in at-the-market offering	2,121,883	—	15,074	—	—	15,074
Issuance costs in connection with ordinary shares	—	—	11	—	—	11
Other comprehensive gain	—	—	—	6,125	—	6,125
Net loss for the year ended December 31, 2025	—	—	—	—	(114,201)	(114,201)
Balance at December 31, 2025	81,120,931	$3	$808,021	$2,406	$(816,223)	$(5,793)

See Notes to Consolidated Financial Statements

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Years Ended December 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(114,201)	$(147,791)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	22,105	25,191
Foreign currency (gain) loss	(2,146)	2,886
Depreciation and amortization	12,542	12,828
Change in right-of-use assets	6,581	4,006
Gain on termination of lease liabilities	(1,465)	(172)
Loss on disposal of equipment, furniture and fixtures	355	9
Loss on equity method investment	—	17
Amortization of interest on asset retirement obligations	153	209
Amortization of debt discount	1,117	1,103
Acquired in-process research and development	568	—
Gain on sale of nonfinancial assets	—	(28,434)
(Increase) decrease in operating assets:
Accounts receivable - related party	(2,337)	6,325
Contract assets - related party	986	(954)
Inventory	428	(387)
Prepaid expenses	720	(1,328)
Tax incentive receivable	(5,916)	4,055
Other current assets	(365)	(2,302)
Other assets, net	(159)	759
Increase (decrease) in operating liabilities:
Accounts payable	(12,313)	10,738
Accrued expenses	4,409	(13,959)
Change in lease liabilities	(6,235)	(3,990)
Other current liabilities	49,545	32
Deferred revenue - related party	(731)	26,664
Net cash used in operating activities	(46,359)	(104,495)

Cash flows from investing activities:
Purchase of property, plant and equipment	(3,826)	(4,955)
Acquisition of in-process research and development assets	(410)	—
Proceeds from sale of equipment, furniture and fixtures	129	—
Proceeds from sale of nonfinancial assets	—	28,434
Net cash (used in) provided by investing activities	(4,107)	23,479

Cash flows from financing activities:
Exercise of share options	257	—
Payments of withholdings on shares withheld for income taxes	(2,991)	(2,340)
Payments on lease obligations - financing leases	(29)	—
Proceeds from the issuance of ordinary shares	15,074	59,390
Issuance costs in connection with ordinary shares	(39)	(2,516)
Net cash provided by financing activities	12,272	54,534

Net decrease in cash, cash equivalents and restricted cash	(38,194)	(26,482)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	719	1,501
Cash, cash equivalents and restricted cash at beginning of the year	105,668	130,649
Cash, cash equivalents and restricted cash at end of the year	$68,193	$105,668

Supplemental disclosure of non-cash transactions:
Fixed asset acquisitions included in accounts payable and accrued expenses	$1,280	$851
Right-of-use assets obtained in exchange for lease liabilities	$8,721	$—
Change in estimate of asset retirement obligation	$1,676	$345
Reversal of issuance costs	$50	$—
Supplemental disclosure of cash flow information:
Cash paid for interest	$11,036	$12,029

See Notes to Consolidated Financial Statements

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Principal Business Activity

The Company

MeiraGTx Holdings plc and subsidiaries (the “Company” or “Meira Holdings”), an exempted company incorporated under the laws of the Cayman Islands, is a vertically integrated, clinical-stage genetic medicines company with a broad pipeline of late-stage clinical programs, including radiation-induced xerostomia, Parkinson's disease and AIPL1-associated retinal dystrophy. MeiraGTx clinical programs use targeted local delivery of small doses of genetic medicines to treat both inherited and more common conditions with severe unmet need. The successful development of the clinical pipeline is supported by the Company’s internal end-to-end manufacturing capabilities. The Company has two viral vector production facilities for good manufacturing practices (“GMP”), internal plasmid production for GMP, as well as an in-house Quality Control hub for stability and release, all fit for IND through commercial supply. In addition, the Company has developed a proprietary manufacturing platform with industry-leading yield and quality aspects and commercial readiness. The Company’s core capabilities in viral vector and capsid optimization allow increased potency, decreased dose and significantly reduced cost of goods for its genetic medicines. The Company has developed a transformative gene regulation platform using bespoke synthetic riboswitch technology invented in-house that allows for the precise, dose-responsive expression of any transgene under the control of oral small molecules. The Company is focusing the riboswitch platform on in vivo delivery of biologic therapeutics such as the metabolic peptides GLP-1, GIP, glucagon, amylin, PYY and leptin via oral small molecules, as well as cell therapy for oncology and autoimmune diseases, and long-term intractable pain. The Company has developed unique comprehensive technology capabilities to apply genetic medicine to more prevalent diseases, increasing efficacy, addressing novel targets, and expanding access in some of the largest disease areas where the unmet need remains high.

Hologen Transactions

On March 9, 2025 (the “Signing Date”), the Company and its affiliates entered into a strategic collaboration with Hologen Limited, a non-cellular company limited by shares incorporated in Guernsey (“Hologen”), and its affiliates. Hologen is a leading developer of multi-modal generative AI foundation models of real-world clinical data for clinical medicine and pharmaceutical drug development. As part of the strategic collaboration, the Company and Hologen have entered into the Framework Agreements (as defined below), pursuant to which the Company and its affiliates will receive from Hologen an upfront cash payment of $200.0 million (the “Upfront Payment”) on the Closing Date (as defined below), and Hologen will provide additional funding of up to an additional $230.0 million as further described below. As part of the strategic collaboration, the Company also received an aggregate of 500,000 Class A shares of Hologen at a nominal price. During the year ended December 31, 2025, Hologen made $50.0 million in payments as part of its commitment toward the Upfront Payment which is included in other current liabilities, and made an additional $55.0 million payment to date during the first quarter 2026.

The closing of the transactions contemplated by the Framework Agreements (the “Closing Date”) is expected to occur in the second calendar quarter of 2026, subject to customary closing and funding conditions.

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

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On the Closing Date, under the Hologen Collaboration Agreement, MeiraGTx Neuro US will receive the applicable portion of the Upfront Payment in consideration for granting to Hologen Neuro and Hologen Neuro UK, as of the Closing Date and subject to the license granted by Hologen Neuro and Hologen Neuro UK back to MeiraGTx Neuro UK, exclusive, worldwide, royalty-free, fully paid-up licenses to certain of the Company’s intellectual property rights for the research, development, manufacture and commercialization of the Clinical Programs and the Delivery Device. On the Closing Date, (a) MeiraGTx Neuro UK will receive Class A shares of Hologen Neuro representing a 30% ownership of the issued share capital of Hologen Neuro, in consideration for the provision of services to Hologen Neuro and Hologen Neuro UK as specified in the Hologen Collaboration Agreement, including services relating to the development of the Clinical Programs and the Delivery Device and certain other transition services, and (b) Hologen Guernsey will receive Class B shares of Hologen Neuro representing a 70% ownership of the issued share capital of Hologen Neuro, in consideration for paying the applicable portion of the Upfront Payment to MeiraGTx Neuro US, as well as a commitment to provide additional capital of up to $230.0 million to fund the development of the Clinical Programs and the Delivery Device. Additionally, Hologen will license to Hologen Neuro its proprietary multi-modal generative foundation models (LMMs), or large medicine models, pursuant to a license agreement mutually agreeable to the parties.

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

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Eli Lilly and Company Collaboration Agreement

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

Under the terms of the Lilly Collaboration Agreement, Meira received an upfront payment of $75.0 million after signing the Lilly Collaboration Agreement and will be eligible to receive up to over $400.0 million in total milestone payments, including up to $135.0 million in other potential near-term cash consideration upon the achievement of certain development and regulatory approval milestones. Lilly has the right to research, develop and commercialize products under the Lilly Collaboration Agreement, at its cost. To the extent certain activities are performed by the Company in connection with the collaboration, the Company may receive reimbursement for such activities in accordance with the terms of the Lilly Collaboration Agreement. The Lilly Collaboration Agreement also provides for tiered royalties to be paid to MeiraGTx Ocular.

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

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Liquidity

The Company has not yet achieved profitable operations. There is no assurance that profitable operations, if ever achieved, could be sustained on a continuing basis. In addition, development activities, clinical and preclinical testing, and commercialization of the Company’s product candidates will require significant additional financing. The Company’s accumulated deficit at December 31, 2025 totaled $816.2 million, and management expects to incur substantial losses in future periods. The success of the Company is subject to certain risks and uncertainties, including among others, uncertainty of product development; competition in the Company’s field of use; uncertainty of capital availability; uncertainty in the Company’s ability to enter into agreements with collaborative partners; expanding and protecting the Company’s intellectual property portfolio; dependence on third parties; and dependence on key personnel. For the year ended December 31, 2025, the Company used $46.4 million in cash flows from operations and there are no assurances that the Company will generate positive cash flows in the future. Additionally, there are no assurances that the Company will be successful in obtaining an adequate level of financing for the development and commercialization of its product candidates.

As of December 31, 2025, the Company had cash, cash equivalents and restricted cash in the amount of $68.2 million, which consisted of depository and money market accounts held at large international banks. The Company estimates that its cash and cash equivalents on hand, accounts receivable – related party and tax incentive receivable at December 31, 2025, together with the $55.0 million received to date in the first quarter of 2026, which is non-refundable, and $5.0 million in receivables from Hologen, will be sufficient to cover its expenses for at least the next twelve months from the date of issuance of these consolidated financial statements.

Risks and Uncertainties

The Company operates in an industry that is subject to intense competition, government regulation and rapid technological change. The Company’s operations are subject to significant risk and uncertainties including financial, operational, technological, regulatory and other risks, including the potential risk of business failure.

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s capital resources and operations to date have been funded primarily with the proceeds from the Company’s collaboration and business development activities and private and public equity offerings, as well as the proceeds from the debt financing described in Note 14. In the future, the Company may seek to raise additional capital through equity offerings, debt financings, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements or other sources to enable it to complete the development and potential commercialization of its product candidates.

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

MeiraGTx Netherlands B.V., a private company with limited liability incorporated under the laws of the Netherlands;

MeiraGTx Belgium, a private company with limited liability incorporated under the laws of Belgium (“Meira Belgium”);

MeiraGTx Cell Therapies, a simplified joint stock company, incorporated under the laws of France;

BRI-Alzan, Inc., a Delaware corporation;

MeiraGTx Bio Inc., a Delaware corporation;

MeiraGTx B.V., a private company with limited liability incorporated under the laws of the Netherlands;

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

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

	December 31,	December 31,
	2025	2024
Cash and cash equivalents	$65,931	$103,659
Restricted cash	2,262	2,009
Total cash, cash equivalents and restricted cash in the consolidated statement of cash flows	$68,193	$105,668

Inventory

The Company’s inventory consists entirely of raw materials and is valued at the lower of cost or net realizable value. The Company regularly reviews its inventory quantities and, when appropriate, records a provision for obsolete and excess inventory to derive the new cost basis. During the year ended December 31, 2025, the Company recognized a provision loss for obsolete and excess inventory of $0.4 million.

Financial Instruments

The carrying value of accounts receivable – related party, tax incentive receivable, other current assets, and accounts payable reported in the consolidated balance sheets equal or approximate fair value due to their short maturities.

Tax Incentive Receivable

Meira UK II and Meira UK are eligible to participate in United Kingdom (“UK”) research and development tax incentive programs under which it is eligible to receive a cash refund from His Majesty’s Revenue & Customs (“HMRC”) for a percentage of the qualified research and development costs expended by both entities under the merged research and development expenditures credit (“RDEC”) program. The Company’s estimate of the amount of cash refund it expects to receive related to the RDEC program is included in tax incentive receivable in the accompanying consolidated balance sheets and such amounts are recorded as a reduction of research and development expense in the consolidated statements of operations. During the years ended December 31, 2025 and

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2024, the Company recorded reductions to research and development expenses of $10.9 million and $5.5 million, respectively. Amounts included in 2025 include incremental cash to be received from 2024 RDEC and small and medium sized enterprises schemes which are not applicable for 2025 and beyond.

In addition, the Company incurs Value Added Tax (“VAT”) on services provided by UK and European Union vendors, which it is entitled to reclaim. The Company’s estimate of the amount of cash refund it expects to receive related to VAT was $0.9 million and $2.0 million as of December 31, 2025 and 2024, respectively, which is included in other current assets in the accompanying consolidated balance sheets.

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

The Company follows ASC 820, Fair Value Measurements and Disclosures, or ASC 820, for application to financial assets and liabilities. In addition to defining fair value, the standard expands the disclosure requirements around fair value and establishes a fair value hierarchy for valuation inputs. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market. Each fair value measurement is reported in one of the three levels which are determined by the lowest level input that is significant to the fair value measurement in its entirety. These levels are:

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

The table below represents the values of the Company’s financial assets and liabilities that are required to be measured at fair value on a recurring basis (in thousands):

	Fair Value Measurement Using:
		Significant	Significant Other	Significant
	December 31,	Observable Inputs	Observable Inputs	Unobservable
Description	2025	(Level 1)	(Level 2)	(Level 3)
Cash equivalents	$60,253	$60,253	$—	$—
Restricted cash	$2,262	$2,262	$—	$—

	Fair Value Measurement Using:
		Significant	Significant Other	Significant
	December 31,	Observable Inputs	Observable Inputs	Unobservable
Description	2024	(Level 1)	(Level 2)	(Level 3)
Cash equivalents	$80,930	$80,930	$—	$—
Restricted cash	$2,009	$2,009	$—	$—

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2025, the Company believes the carrying value of the Tranche 1 Notes (as defined in Note 14) approximates fair value as the interest rate is reflective of the rate the Company could obtain on debt with similar terms and conditions.

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

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

ASC 360, Property, Plant and Equipment, addresses the financial accounting and reporting for impairment or disposal of long-lived assets. The Company reviews the recorded values of long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of an asset or group of assets may not be fully recoverable. The Company did not record any material impairment charges in 2025 or 2024.

Leases

The Company accounts for leases in accordance with ASC 842, Leases (“ASC 842”). The Company determines if an arrangement is a lease at contract inception. A lease exists when a contract conveys the right to control the use of identified property, plant, or equipment for a period of time in exchange for consideration. The definition of a lease embodies two conditions: (1) there is an identified asset in the contract that is land or a depreciable asset (i.e., property, plant, and equipment), and (2) the Company has the right to control the use of the identified asset. The Company accounts for the lease and non-lease components as a single lease component.

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

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

During the year ended December 31, 2025, the Company elected to exercise its early termination option on an operating lease for laboratory and office space. At that time, the Company had recorded an asset retirement obligation liability in the amount of $1.7 million and a corresponding leasehold improvement with a net book value of $0.3 million. The landlord also indicated that the Company would not be required to restore the premises. As a result, the Company released $1.7 million asset retirement obligation liability. In connection with the lease termination, the Company has also wrote off the remaining leasehold improvements. The lease was terminated effective August 31, 2025. The combined impact of releasing the asset retirement obligation liability and writing off the leasehold improvements resulted in a net gain of approximately $1.4 million, which is included in general and administrative expenses in the consolidated statements of operations for the year ended December 31, 2025.

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The change in asset retirement obligations is as follows (in thousands):

	For the Years Ended December 31,
	2025	2024
Balance at beginning of period	$2,821	$2,401
Change in estimate	(1,676)	345
Assignment of leases to Johnson & Johnson Innovative Medicine	—	(115)
Amortization of interest	153	209
Effects of exchange rate changes	101	(19)
Balance at end of period	$1,399	$2,821

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

The Company recognizes grant income when there is reasonable assurance that the Company will comply with the conditions attached to the grant and that it will receive the grant. Grant income from the employment grant is recognized as a deduction from the amount of the related expense, and grant income from the capital grant is deducted from the carrying amount of the related asset and recognized in income over the asset’s useful life in the form of a reduced depreciation charge. The Company received its first drawdown under the grant in 2023, which was comprised of $0.6 million for the employment grant and $0.4 million for the capital grant. The Company received its second drawdown under the grant in 2024, which was comprised of $0.5 million for the employment grant and $0.5 million for the capital grant. The Company received its third and final drawdown under the grant in 2025, which was comprised of a de minimis amount for the employment grant and $0.1 million for the capital grant. During the years ended December 31, 2025 and 2024, respectively, the Company recognized $0.1 million and $0.6 million of grant income as a reduction of research and development expenses in the accompanying consolidated statements of operations and comprehensive loss.

Until the termination of the grant agreement in September 2030, Meira Ireland must maintain compliance with the terms of the grant. If the total number of jobs is less than 100 at the time of IDA Ireland’s annual review, the Company may have to repay a portion of the capital grant, and if a job for which the Company received employment grant funding remains vacant for a period in excess of six calendar months, the Company may have to repay the employment grant received for that job.

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

The expected term of share options granted to the optionees is determined using the average of the vesting period and contractual life of the option.

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

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ASC 808 does not address recognition or measurement matters related to collaborative arrangements. Units of account pursuant to a collaborative arrangement that are within the scope of other authoritative accounting literature are accounted for using the relevant provisions of that literature. If the Company concludes that some or all aspects of the arrangement are within the scope of ASC 808 and do not represent a transaction with a customer, the Company recognizes its allocation of the shared costs incurred with respect to the jointly conducted activities pursuant to ASC 730, Research and Development (“ASC 730”). If the Company concludes that some or all aspects of the arrangement represent a transaction with a customer, the Company accounts for those aspects of the arrangement within the scope of ASC 606. If the payments are not within the scope of other authoritative accounting literature, the recognition and measurement for the consideration in the arrangement is based on an analogy to authoritative accounting literature or if there is no appropriate analogy, a reasonable, rational and consistently applied accounting policy election. Consideration received from a collaboration partner to which this policy applies may include upfront payments in respect of a license of intellectual property, development and commercialization-based milestones, and royalties.

Refer to the discussion in Note 12 for further information related to the accounting for the Collaboration Agreement with Johnson & Johnson Innovative Medicine.

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

When the Company concludes that promises in a contract should be accounted for as a combined performance obligation and recognized over time, the Company must then determine the period over which revenue should be recognized and the method by which to measure revenue. The Company generally recognizes revenue using a cost-based input method.

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

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

be recognized as revenue within the 12 months following the balance sheet date are classified as deferred revenue – related party.

The Company’s collaboration and revenue arrangements include the following:

Up-front License Fees: If a license is determined to be distinct from the other performance obligations identified in the arrangement, the Company recognizes revenues from non-refundable, up-front fees allocated to the license when the license is transferred to the licensee and the licensee is able to use and benefit from the license. For licenses that are bundled with other promises, the Company utilizes judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue from non-refundable, up-front fees. The Company evaluates the measure of progress each reporting period and, if necessary, adjusts the measure of performance and related revenue recognition.

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

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Costs for certain development activities, such as Company funded outside research programs, are recognized based on an evaluation of the progress to completion of specific tasks with respect to their actual costs incurred. Payments for these activities are based on the terms of the individual arrangements, which may differ from the pattern of costs incurred, and are reflected in the consolidated financial statements as prepaid or accrued clinical trial costs, as the case may be.

Foreign Currencies

The Company’s consolidated financial statements are presented in U.S. dollars, the reporting currency of the Company. The financial position and results of operations of our subsidiaries are measured using the foreign subsidiaries’ local currency as the functional currency. These entities’ cash accounts holding U.S. dollars and intercompany payables and receivables are remeasured based upon the exchange rate at the date of remeasurement with the resulting gain or loss included in the consolidated statements of operations and comprehensive loss. Expenses of such subsidiaries have been translated into U.S. dollars at average exchange rates prevailing during the period. Assets and liabilities have been translated at the rates of exchange on the consolidated balance sheet dates. The resulting translation gain and loss adjustments are recorded directly as a separate component of shareholders’ equity and as other comprehensive gain (loss) on the consolidated statements of operations and comprehensive loss.

Income Taxes

Income taxes are recorded in accordance with ASC 740, Income Taxes, or ASC 740, which provides for deferred taxes using an asset and liability approach. The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Realization of net deferred tax assets is dependent on future taxable income. Valuation allowances are provided if, based upon the weight of available evidence, it is more likely than not that some, or all, of the deferred tax assets will not be realized. Realization of net deferred tax assets is dependent on future taxable income (see Note 11).

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

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2025 and 2024, the Company recorded unrecognized tax positions of $2.7 million and $2.2 million, respectively. No interest and penalties have been accrued relative to the unrecognized tax positions.

The Company is required to estimate income taxes in each of the jurisdictions in which it operates.

Net Loss per Ordinary Share

Basic net loss per ordinary share is computed by dividing net loss by the weighted average number of shares of the Company’s ordinary shares assumed to be outstanding during the period of computation. Diluted net loss per ordinary share is computed similar to basic net loss per share except that the denominator is increased to include the number of additional ordinary shares that would have been outstanding if the potential ordinary share equivalents had been issued at the beginning of the year and if the additional ordinary shares were dilutive (treasury stock method). For all periods presented, basic and diluted net loss per ordinary share are the same as any additional ordinary share equivalents would be anti-dilutive.

The following securities are considered to be ordinary share equivalents, but were not included in the computation of diluted net loss per ordinary share because to do so would have been anti-dilutive:

	December 31,	December 31,
	2025	2024
Share options	7,859,338	8,232,587
Restricted share units	6,184,250	4,252,250
Warrants	700,000	700,000
	14,743,588	13,184,837

Other Comprehensive Gain (Loss)

Other comprehensive gain (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The only component of other comprehensive gain (loss) impacting the Company is foreign currency translation.

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

The following table sets forth information about the Company’s single reportable segment and the significant expenses reviewed by the CODM, including a reconciliation to net loss (in thousands):

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	For the Years Ended December 31,
	2025	2024
Service revenue - related party	$6,400	$33,279
License revenue	74,991	—
Operating expenses:
Cost of service revenue - related party	4,843	23,791
General and administrative	38,480	39,389
Clinical programs:
Botaretigene sparoparvovec	—	1,250
AAV-hAQP1	13,762	17,307
AAV-CNGB3 / AAV-CNGA3	—	(969)
AAV-GAD	14,268	6,411
Other ocular diseases	4,380	1,763
Manufacturing	44,288	53,445
Preclinical programs:
Gene regulation	9,426	10,509
Neurodegenerative diseases	1,116	1,608
Preclinical ocular diseases	3,567	2,474
Other research and development[1]	18,582	2,494
Share-based compensation	22,105	25,191
Depreciation and amortization	12,542	12,828
Total operating expenses	187,359	197,491
Other segment items[2]	(8,233)	16,421
Segment net loss	$(114,201)	(147,791)
Net loss	$(114,201)	$(147,791)

1 Other research and development is comprised of all other costs including payroll and payroll related costs, travel, rent and facilities costs and other non-program specific expenses.

2 Other segment items is comprised of foreign currency gain (loss), interest income, interest expense and gain on sale of nonfinancial assets.

The Company’s service revenue – related party and deferred revenue – related party from the Asset Purchase Agreement and related agreements and license revenue from the Lilly Collaboration Agreement were generated in the United Kingdom.

The following table summarizes long-lived assets by geographical area (in thousands):

	December 31,	December 31,
	2025	2024
United States	$8,830	$7,209
United Kingdom	26,092	28,419
European Union	107,589	100,845
	$142,511	$136,473

Recent Accounting Pronouncements Adopted

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, which requires that an entity disclose specific categories in the effective tax rate reconciliation as well as provide additional information for reconciling items that meet a quantitative threshold. Further, the ASU requires certain disclosures of state versus federal income tax expense and taxes paid. This ASU is effective for annual periods beginning after December 15,

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2024. The Company retrospectively adopted this standard in fiscal year 2025 and it did not have a material impact on the Company’s consolidated financial statements.

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

In July 2025, the FASB issued ASU 2025-05, Financial Instruments - Credit Losses (ASC 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. This amendment introduces a practical expedient for the application of the current expected credit loss model to current accounts receivable and contract assets. The guidance is effective for annual periods beginning after December 15, 2025, and interim periods within those annual reporting periods. Early adoption is permitted. The Company is currently evaluating the impact of this ASU on its consolidated financial statements and related disclosures.

In September 2025, the FASB issued ASU 2025-07, Derivatives and Hedging (ASC 815) and Revenue from Contracts with Customers (ASC 606): Derivative Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract, which refines the scope of ASC 815 by clarifying which contracts are subject to derivative accounting and expands the scope exception for certain contracts not traded on an exchange to include contracts for which settlement is based on operations or activities specific to one of the parties to the contract. The guidance also provides clarification under ASC 606 for share-based payments from a customer in a revenue contract. The guidance is effective for annual periods beginning after December 15, 2026 and interim periods within those annual reporting periods. The Company does not expect any significant impact on its financial condition or results of operations upon adoption.

In December 2025, the FASB issued ASU 2025-10, Government Grants (ASC 832): Accounting for Government Grants Received by Business Entities. This update establishes guidance on the recognition, measurement, and presentation of government grants received by business entities. The new guidance leverages the principles in the accounting framework for government assistance in International Accounting Standard 20 “Accounting for Government Grants and Disclosure of Government Assistance.” The guidance is effective for interim periods within annual reporting periods beginning after December 15, 2028. Early adoption is permitted. The Company is currently evaluating the impact of this ASU on its consolidated financial statements and related disclosures.

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (ASC 270) Narrow-Scope Improvements. This update clarifies interim disclosure requirements, including providing a comprehensive list of interim disclosure requirements under U.S. GAAP and a disclosure principle that requires entities to disclose events since the last annual reporting period that have a material impact on the entity. The guidance is effective for interim periods

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company does not expect any significant impact on its financial condition or results of operations upon adoption.

In December 2025, the FASB issued ASU 2025-12, Codification Improvements, to update, correct, clarify and otherwise improve U.S. GAAP. The guidance is effective for annual reporting periods beginning after December 15, 2026, and for interim periods within those annual reporting periods. Early adoption is permitted as of the beginning of an annual reporting period and adoption can be applied prospectively or retrospectively, as well as on an issue-by-issue basis. The Company does not expect any significant impact on its financial condition or results of operations upon adoption.

3. Equity Method and Other Investments

The Company’s investments consist of the following (in thousands):

		December 31, 2025
Investee	Investment Type	Ownership Percentage	Carrying Value	Cost Basis
Visiogene LLC	Equity Method Investment	25.0%	$5,133	$5,165
Other	Equity Investment	0.8%	1,616	1,500
Total equity method and other investments			$6,749	$6,665

		December 31, 2024
Investee	Investment Type	Ownership Percentage	Carrying Value	Cost Basis
Visiogene LLC	Equity Method Investment	25.0%	$5,133	$5,165
Other	Equity Investment	0.9%	1,616	1,500
Total equity method and other investments			$6,749	$6,665

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

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Agreement was expensed as acquired in-process research and development as the Company determined there was no alternative future use. The Company accounts for this investment using the equity method of accounting.

During the years ended December 31, 2025 and 2024, the Company recorded de minimis research and development expenses related to the Company’s share of Visiogene’s losses.

4.    Prepaid Expenses

Prepaid expenses at December 31, 2025 and 2024 consist of the following (in thousands):

	December 31,	December 31,
	2025	2024
Manufacturing costs	$2,894	$1,826
Dues and license fees	901	1,253
Insurance	813	840
Facilities costs	754	657
Clinical trial costs	466	1,823
Other	189	429
	$6,017	$6,828

5.    Property, Plant and Equipment, net

Property, plant and equipment, net at December 31, 2025 and 2024 consist of the following (in thousands):

	December 31,	December 31,
	2025	2024
Leasehold improvements	$107,793	$99,371
Manufacturing equipment	26,073	23,019
Laboratory equipment	15,219	14,741
Computer and office equipment	8,158	7,292
Furniture and fixtures	851	758
	158,094	145,181
Less: Accumulated depreciation and amortization	(52,629)	(42,303)
	$105,465	$102,878

Depreciation and amortization expense related to property, plant and equipment was $11.1 million and $11.4 million for the years ended December 31, 2025 and 2024, respectively.

As of December 31, 2025, property, plant and equipment with a carrying value of $5.5 million, consisting of $4.5 million leasehold improvements and $1 million manufacturing equipment, was not subject to depreciation, as these assets were not placed in service and not available for their intended use. As of December 31, 2024, property, plant and equipment with carrying value of $5.7 million, consisting of $3.8 million leasehold improvements, $1.7 million manufacturing equipment and $0.2 million laboratory equipment, was not subject to depreciation, as these assets were not placed in service and not available for their intended use.

6.	Intangible Assets, net

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

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the details of the Company’s intangible assets as of December 31, 2025 and 2024 (in thousands):

	December 31,	December 31,
	2025	2024
Licensed Technology	$2,110	$1,971
Less: Accumulated amortization	(1,532)	(1,150)
	$578	$821

The intangible asset is being amortized over a period of seven years. Amortization expense of $0.3 million was recorded as a component of research and development expenses for each of the years ended December 31, 2025 and 2024, respectively.

As of December 31, 2025, the expected amortization expense for the next two years is as follows (in thousands):

Amortization
Expense
2026	$302
2027	276
Total amortization	$578

7.    Accrued Expenses

Accrued expenses at December 31, 2025 and 2024 were comprised of the following (in thousands):

	December 31,	December 31,
	2025	2024
Compensation and benefits	$12,810	$11,197
Professional fees	6,069	6,326
Research and development	3,867	2,234
Manufacturing costs	3,378	1,540
Interest on Tranche 1 Notes	2,710	—
Clinical trial costs	1,429	3,864
Other	2,630	2,253
	$32,893	$27,414

8. Other Current Liabilities

Other current liabilities at December 31, 2025 and 2024 were comprised of the following (in thousands):

	December 31,	December 31,
	2025	2024
Hologen Limited Upfront Payments	$50,000	$—
Other	283	903
	$50,283	$903

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.    Share-Based Compensation

Equity Incentive Plans

The Company’s 2018 Incentive Award Plan and 2016 Equity Incentive Plan (collectively, the “Plans”), were adopted by the Company’s board of directors and shareholders. Under the Plans, the Company has granted share options and restricted share units (“RSUs”) to selected officers, employees, non-employee members of the Company’s board of directors and non-employee consultants. The Company’s board of directors or a committee thereof administers the Plans. Upon the adoption of the 2018 Incentive Award Plan, the Company ceased issuing awards under the 2016 Equity Incentive Plan. The number of shares available for issuance under the 2018 Incentive Award Plan are increased on January 1 of each calendar year beginning in 2019 and ending in and including 2028, by an amount equal to the lesser of (A) 4% of the ordinary shares outstanding on the final day of the immediately preceding calendar year and (B) a smaller number of shares determined by the Company's board of directors. Under the 2018 Incentive Award Plan the Company initially reserved up to 3,054,996 shares for issuance, which has been increased to 16,790,683 as of December 31, 2025. As of December 31, 2025, 617,248 shares remain available for future issuance. In January 2026, the number of shares available for issuance under the 2018 Incentive Award Plan increased by 3,244,837 shares.

Options

A summary of the Company’s share option activity related to employees, non-employee members of the board of directors and non-employee consultants as of and for the years ended December 31, 2025 is as follows (in thousands, except share and per share amounts):

			Weighted-
		Weighted-	Average
		Average	Remaining
	Number of	Exercise	Contractual
	Options	Price	Term (years)
Outstanding at December 31, 2024	8,232,587	$12.57	5.35
Granted	222,050	$6.07
Exercised	(38,284)	$6.73
Forfeited	(557,015)	$14.56
Outstanding at December 31, 2025	7,859,338	$12.29	4.58
Options exercisable at December 31, 2025	7,116,750	$12.78	4.25
Options vested and expected to vest at December 31, 2025	7,859,338	$12.29	4.58
Aggregate intrinsic value of options outstanding as of December 31, 2025	$4,039
Aggregate intrinsic value of options exercisable as of December 31, 2025	$3,370

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

The Company recorded the following share-based compensation expense in connection with the options for the years ended December 31, 2025 and 2024 (in thousands):

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Years Ended December 31,
	2025	2024
Research and development	$3,375	$6,062
General and administrative	2,061	3,892
Total share-based compensation	$5,436	$9,954

The total fair value of options vested during the years ended December 31, 2025 and 2024 was $5.9 million and $12.1 million, respectively.

The weighted average grant date fair value of options granted during the years ended December 31, 2025 and 2024 was $3.85 per share and $3.91 per share, respectively. The grant date fair values of the share options granted were estimated using the Black-Scholes option valuation model with the following ranges of assumptions (see Note 2):

	2025	2024
Risk-free interest rate	3.81 - 4.13%	4.04 - 4.17%
Expected volatility	78%	67%
Expected dividend yield	0%	0%
Expected term (in years)	6.01	3.6 - 6.1

As of December 31, 2025, the total compensation expense relating to unvested options granted that had not yet been recognized was $3.3 million, which is expected to be recognized over a period of 3.4 years. The Company will issue shares upon exercise of options from ordinary shares reserved under the Plans.

Restricted Share Units

A summary of the Company’s RSU activity related to employees, non-employee members of the board of directors and non-employee consultants for the year ended December 31, 2025 is as follows:

		Weighted-
	Number of	Average
	Restricted	Grant Date
	Share Units	Fair Value
Outstanding at December 31, 2024	4,252,250	$8.91
Granted	3,184,500	$6.17
Vested	(1,222,500)	$11.52
Forfeited	(30,000)	$6.16
Outstanding at December 31, 2025	6,184,250	$7.00

RSUs granted generally vest 50% on the second anniversary of the date of grant and 25% on the third and fourth anniversaries of the date of grant. Annual RSUs granted to directors generally vest in a single installment on the earliest to occur of the first anniversary of the grant date or the day immediately prior to the date of the next annual meeting of the Company’s shareholders occurring after the date of grant. The RSUs granted to the directors in June 2021 will be paid on or within 30 days after the date a director ceases to serve on the board. For RSUs granted in future years, the directors may elect whether to defer the payment of their annual RSU awards under the Deferred Compensation Plan for Non-Employee Directors, which was adopted by the board on December 17, 2021. As of December 31, 2025, there were 497,500 vested shares that have been deferred. The related share-based compensation expense, which is recognized ratably over the requisite service period, is included in general and administrative and research and development expenses, as applicable, in the consolidated statements of operations and comprehensive loss.

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company recorded the following share-based compensation expense in connection with the RSUs for the years ended December 31, 2025 and 2024 (in thousands):

	Years Ended December 31,
	2025	2024
Research and development	$4,847	$5,070
General and administrative	11,822	10,167
Total share-based compensation	$16,669	$15,237

As of December 31, 2025, the total compensation expense relating to unvested RSUs granted that had not yet been recognized was $24.7 million, which is expected to be recognized over a period of 3.3 years.

To satisfy employee minimum statutory tax withholding requirements for restricted share units that vest, the Company withholds a portion of the vesting ordinary shares. During the years ended December 31, 2025 and 2024, the Company withheld 433,960 and 377,152 ordinary shares with a total value of approximately $3.0 million and $2.3 million, respectively. These amounts are presented as a cash outflow from financing activities in the accompanying consolidated statement of cash flows.

During the years ended December 31, 2025 and 2024 the Company recognized total share-based compensation expense in the accompanying consolidated statements of operations and comprehensive loss as follows (in thousands):

	Years Ended December 31,
	2025	2024
Research and development	$8,222	$11,132
General and administrative	13,883	14,059
Total share-based compensation	$22,105	$25,191

The Company does not expect to realize any tax benefits from its share option activity or the recognition of share-based compensation expense because the Company currently has net operating losses and has a full valuation allowance against its deferred tax assets. Accordingly, no amounts related to excess tax benefits have been reported in cash flows from operations or cash flows from financing activities for the years ended December 31, 2025 and 2024.

10.  Ordinary Shares

2025

At-the-Market

In December 2023, the Company entered into an “at-the-market” sales agreement with BofA Securities, Inc., or BofA, pursuant to which the Company may sell from time to time, ordinary shares having an aggregate offering price of up to $100.0 million through BofA, acting as the Company’s agent. During the year ended December 31, 2025, the Company raised gross proceeds of $15.1 million through the sale of 2,121,883 ordinary shares pursuant to an “at-the-market” equity offering program. Under the “at-the-market” equity program which is currently effective and may remain available for the Company to use in the future, the Company may sell an additional $76.5 million of ordinary shares. Whether the Company chooses to affect future sales under the “at-the-market” equity offering program will depend on a number of factors, including, among others, market conditions and the trading price of the Company’s ordinary shares relative to other sources of capital.

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2024

At-the-Market

During the year ended December 31, 2024, the Company raised gross proceeds of $8.4 million through the sale of 1,508,517 ordinary shares pursuant to the same “at-the-market” equity offering program as noted above.

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

11.  Income Taxes

For the years ended December 31, 2025 and 2024, the Company recognized a tax benefit of $0.

As of December 31, 2025, the Company had U.S. federal and state net operating losses (“NOLs”) and foreign carryforward tax losses which are available to reduce future taxable income of (in thousands):

	Federal	State/City
United Kingdom	$195,997	$—
United States	$163,464	$23,432
Ireland	$118,071	$—
Other	$36,698	$—

All of the Company’s carryforward tax losses will be indefinitely carried forward, with the exception of federal U.S. NOLs in the amount of $0.2 million as of December 31, 2025, which will begin to expire in 2037 and state NOLs in the amount of $21.9 million as of December 31, 2025, which will begin to expire in 2036. Also, as of December 31, 2025, the Company had orphan drug and research and development credits in the U.S. in the amount of $27.2 million which will begin to expire in 2035 and research and development credits of $5.9 million in the UK which can be carried forward indefinitely. The U.S. NOLs and UK carryforward tax losses may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant shareholders, as defined under Section 382 of the Internal Revenue Code, as well as UK tax rules. This could limit the amount of NOLs and carryforward tax losses that the Company can utilize annually to offset future taxable income or tax

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

liabilities. As of December 2024, the Company had performed such an analysis and determined that there were no limitations in the UK and U.S.

The Company’s pre-tax income (loss) is as follows (in thousands):

	December 31, 2025	December 31, 2024
United Kingdom	$(16,284)	$(62,760)
United States	(65,531)	(57,580)
Ireland	(30,193)	(25,762)
Other	(2,193)	(1,689)
	$(114,201)	$(147,791)

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company paid no income taxes (net of refunds received) for the years ended December 31, 2025 and 2024. Accordingly, no disaggregation by federal, state, or foreign jurisdiction is presented.

The Company is subject to the corporate tax rate in the UK as a limited UK corporation.

The following table summarizes a reconciliation of income tax benefit compared with the amounts at the UK statutory income tax rate (in thousands):

	December 31, 2025		December 31, 2024
U.K. Statutory Tax Rate	$(26,827)	25.00%	$(36,948)	25.00%
Foreign Tax Effects
United States
Statutory tax rate difference between United States and United Kingdom	1,945	(1.81)%	1,621	(1.10)%
State and Local Income Taxes, Net of Federal Income Tax Effect	(188)	0.18%	(634)	0.43%
Research and development tax credits	(4,253)	3.96%	(3,352)	2.27%
Change in valuation allowance	12,694	(11.83)%	11,405	(7.72)%
U.S. state change in ETR	1,832	(1.71)%	(309)	0.21%
Section 162(m) Adj.	2,226	(2.07)%	1,568	(1.06)%
Share based compensation shortfall	1,467	(1.37)%	2,221	(1.50)%
Other	660	(0.62)%	1,875	(1.27)%
Ireland
Statutory tax rate difference between Ireland and United Kingdom	3,265	(3.04)%	3,134	(2.12)%
Change in valuation allowance	3,265	(3.04)%	3,134	(2.12)%
Other	1,018	(0.95)%	172	(0.12)%
Other Foreign Countries
Statutory tax rate difference between other foreign countries and United Kingdom	1	0.00%	(5)	0.00%
Change in valuation allowance	938	(0.87)%	155	(0.11)%
Other	(357)	0.33%	272	(0.18)%
Tax Credits	(3,539)	3.30%	6,476	(4.38)%
Change in Valuation Allowances	4,395	(4.10)%	9,344	(6.32)%
Nontaxable or Nondeductible Items
Nondeductible interest	—	0.00%	(4,105)	2.78%
Other	837	(0.78)%	1,456	(0.99)%
Other Adjustments	621	(0.58)%	2,520	(1.70)%
Actual income tax benefit effective tax rate	$—	0.00%	$—	0.00%

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Expense/(Benefit) for income taxes from continuing operations consists of the following (in thousands):

	December 31, 2025	December 31, 2024
Current Tax Expense/(Benefit)
United Kingdom	$—	$—
United States	—	—
Ireland	—	—
Other	—	—
Total Current	$—	$—
Deferred Tax Expense/(Benefit)
United Kingdom	$(4,395)	$(9,344)
United States	(12,694)	(11,405)
Ireland	(3,265)	(3,134)
Other	(938)	(155)
Total Deferred	(21,292)	(24,038)
Change in Valuation Allowance	21,292	24,038
Total Income Tax Expense/(Benefit)	$—	$—

Deferred Tax Assets/(Liabilities) (in thousands):

	December 31, 2025	December 31, 2024
Deferred Tax Assets:
Net operating loss carryforwards	$108,960	$85,308
Interest expense	11,657	6,736
Capitalized research and development	15,289	26,312
Share-based compensation	11,700	11,921
R&D credit	30,417	22,160
Lease liability	3,397	2,767
Deferred tax assets	181,420	155,204
Less: valuation allowance	(174,808)	(149,382)
Deferred Tax Liabilities:
Depreciation	(2,729)	(2,192)
Right of use assets	(2,696)	(2,099)
Other	(1,187)	(1,531)
Net deferred tax liability	$—	$—

ASC 740 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, the Company has recorded a full valuation allowance, after consideration of the reversal of the deferred tax liabilities for the ROU assets, fixed assets, and other deferred tax liabilities against its deferred tax assets at December 31, 2025 and 2024 because the Company's management has determined that it is more likely than not that these assets will not be fully realized.

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2025 and 2024, the Company recorded unrecognized tax positions of $2.7 million and $2.2 million, respectively. The unrecognized tax positions are netted with deferred tax assets above with a full valuation allowance. The changes to unrecognized tax positions for 2025 and 2024 were as follows (in thousands):

	December 31, 2025	December 31, 2024
Unrecognized tax benefits as of January 1	$2,249	$2,029
Gross increases/(decreases) related to current year	459	505
Gross increases/(decreases) related to prior years	13	(285)
Unrecognized tax positions as of December 31	$2,721	$2,249

The Company will recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2025 and 2024, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts have been recognized in the Company's statements of operations and comprehensive loss.

The Company files income tax returns in the United States, UK, various foreign jurisdictions and various U.S. state jurisdictions. In the U.S., all years remain subject to examination. The earliest year subject to examination in the UK is 2022.

MeiraGTx Holdings plc is a UK tax resident with no earnings in its foreign subsidiaries and the Company does not expect any temporary basis difference in its investment in these subsidiaries to reverse in the foreseeable future. Therefore, the Company has not recorded deferred taxes on the outside basis difference in its foreign subsidiaries. It is not probable to compute the amounts, if any.

In July 2025, U.S. tax legislation known as the One Big Beautiful Bill Act, or OBBBA, was signed into law which makes permanent many of the tax provisions enacted in 2017 as part of the Tax Cuts and Jobs Act, or TCJA, that were set to expire at the end of 2025. Under OBBBA, domestic research and development costs incurred in tax years beginning after 2024 may be immediately deducted or, at the taxpayer’s election, capitalized and amortized. The OBBBA also provides several options for transitioning to the new rules for domestic research and development costs, including accelerated recovery of previously capitalized costs (beginning in 2025) for all taxpayers. Pursuant to TCJA Section 174, the Company elected to amortize its previously capitalized domestic research and development expenditures ratably over a two-year period. Following the enactment of Section 174A, the Company plans to adopt the revised method permitting the deduction of domestic research and development expenditures in the year incurred. Accordingly, domestic research and development expenses incurred during fiscal year 2025 were fully deducted for tax purposes. As the recent legislative changes did not modify the capitalization requirements applicable to foreign research and development expenditures, the Company evaluated its foreign research and development costs for the year ended December 31, 2025. The other provisions of the OBBBA did not have a material effect on the Company’s Consolidated Financial Statements for the fiscal year ended December 31, 2025.

12.  Related Party Transactions

Asset Purchase and Related Agreements with Johnson & Johnson Innovative Medicine

On December 20, 2023, the Company entered into the Asset Purchase Agreement with Johnson & Johnson Innovative Medicine pursuant to which the Company sold and assigned to Johnson & Johnson Innovative Medicine, and Johnson & Johnson Innovative Medicine purchased and assumed, the UCLB RPGR License Agreement relating to the research, development, manufacture and exploitation of the RPGR Product, and other related assets as described in the Asset Purchase Agreement. Simultaneously, the Company and Johnson & Johnson Innovative Medicine also entered into a Supply Agreement pursuant to which the Company agreed to manufacture and supply the RPGR Product for Johnson & Johnson Innovative Medicine. Under the Supply Agreement, Meira UK II, together with its affiliates, will manufacture commercial supply of the RPGR Product for Johnson & Johnson

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Innovative Medicine for an initial term of four years, with Johnson & Johnson Innovative Medicine having an option to extend the Supply Agreement for a fifth year upon written notification. Johnson & Johnson Innovative Medicine may terminate the Supply Agreement for convenience upon 90 days’ written notice with payment of a termination fee. Under the Asset Purchase Agreement, Johnson & Johnson Innovative Medicine paid the Company a non-refundable upfront fee of $65.0 million in December 2023 and the Company is eligible to receive fees from commercial supply of the RPGR Product and in addition, milestones of up to $350.0 million, as follows: (i) a milestone payment of $50.0 million in connection with the achievement of the initiation of the extension study for the Phase 3 LUMEOS clinical trial for the RPGR Product; (ii) $10.0 million upon completion of certain specified development services for the drug substance for the RPGR Product; (iii) $5.0 million upon completion of certain specified development services for the drug product for the RPGR Product; (iv) $175.0 million upon the first commercial sale of an RPGR Product in the United States; (v) $75.0 million upon the first commercial sale of an RPGR Product in at least one of the United Kingdom, France, Germany, Spain and Italy; (vi) $25.0 million upon completion of the transfer of certain manufacturing technology for drug substance and drug product from the Company to Johnson & Johnson Innovative Medicine; and (vii) $10.0 million upon regulatory approval of a Johnson & Johnson Innovative Medicine-selected manufacturing facility in each of the United States and European Union for commercial manufacture of the RPGR Product. During 2024, the Company received $60.0 million in milestone payments from Johnson & Johnson Innovative Medicine. Johnson & Johnson Innovative Medicine is also responsible for any royalty or milestone amounts that become payable on the RPGR Product under the UCLB RPGR License Agreement.

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

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

included in the transaction price and allocated to each of the respective performance obligations. Furthermore, the Company recorded certain changes in estimates related to the valuation of its performance obligations.

The transaction price allocated to PPQ services will be recognized over time using an inputs method measure of progress. The transaction price allocated to the material right for the commercial supply of RPGR Product will be recorded as deferred revenue – related party until Johnson & Johnson Innovative Medicine exercises its option to purchase supply and the Company transfers control of such supply to Johnson & Johnson Innovative Medicine. The transaction price allocated to the in-substance renewal option (material right) will be recorded as deferred revenue – related party until Johnson & Johnson Innovative Medicine exercises the option and the Company transfers control of the underlying goods or services to Johnson & Johnson Innovative Medicine. The Company will account for the exercise of the in-substance renewal option (material right) as a continuation of the existing contract (i.e., a change in the transaction price). The transaction price allocated to the technology transfer will be recognized over time using an inputs method measure of progress. The Company will recognize a gain for the difference between the carrying amount of the nonfinancial assets and the consideration allocated to that unit of account when control of the nonfinancial assets transfers in accordance with ASC 610-20, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets.

During the year ended December 31, 2024, the Company recognized a gain of $28.4 million related to the sale of nonfinancial assets which is included in other income in the consolidated statement of operations and comprehensive loss.

As of December 31, 2025, the aggregate transaction price allocated to unsatisfied performance obligations was $66.9 million which the Company expects to recognize over an estimated period of approximately 2.0 years.

A summary of the deferred revenue recognition is as follows (in thousands):

Deferred revenue at December 31, 2024	$62,403
Other amounts collected or invoiced	1,881
Deferred revenue recognized as service revenue during the year ended December 31, 2025	(2,635)
Effects of exchange rate changes	5,247
Deferred revenue at December 31, 2025	$66,896

During the year ended December 31, 2025 and 2024, the Company recognized $2.6 million and $14.0 million, respectively, of deferred revenue – related party as service revenue in connection with PPQ services under the Asset Purchase Agreement and related agreements.

During the years ended December 31, 2025 and 2024, $6.4 million and $33.3 million of service revenue, inclusive of the $2.6 million and $14.0 million, respectively, of deferred revenue – related party recognized as service revenue, was recognized based on cumulative progress of PPQ services under the Asset Purchase Agreement and related agreements.

Debt Financing

On August 2, 2022 the Company, as borrower, and Meira UK II and Meira Ireland, as guarantors (the “Subsidiary Guarantors”), entered into a senior secured financing arrangement (the “Financing Agreement”) by and among the Company, the Subsidiary Guarantors, the lenders and other parties from time to time party thereto and Perceptive Credit Holdings III, LP, as administrative agent and lender (“Perceptive”). On December 19, 2022, the Financing Agreement was converted to a notes purchase agreement and guaranty (the “Notes Purchase Agreement”) between the same parties and under substantially the same terms and conditions as the Financing Agreement, subject to certain customary note constitution terms. Perceptive Advisors, LLC, an affiliate of Perceptive, is a greater than 10.0% holder of the ordinary shares of the Company. Additionally, Ellen Hukkelhoven, Ph.D., a director of the

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Company, is an employee of Perceptive Advisors, LLC. Refer to the discussion in Note 14 for further information related to the accounting for the debt financing.

On December 31, 2025, the Company entered into a share purchase agreement to repurchase 2,300,000 of its ordinary shares from Perceptive Life Sciences Master Fund, Ltd., an affiliate of Perceptive Advisors LLC, at a purchase price of $7.91 per share. The aggregate purchase price of $18.2 million was subject to satisfaction of certain conditions precedent to settlement, therefore no liability was recognized as of December 31, 2025. The Company considered the obligation to be a contingent commitment, as the repurchase was contingent upon the conditions being met on settlement date. The transaction was settled on January 5, 2026

13.  Leases

The Company has commitments under operating leases for laboratory, warehouse, clinical trial sites and office space. The Company also has finance leases for manufacturing space and office and laboratory equipment. The Company’s leases have initial lease terms ranging from 1.5 years to 191 years. Certain lease agreements contain provisions for future rent increases. Payments due under the lease contracts include fixed payments.

Total rent expense recorded under these leases was $4.8 million and $5.6 million for the years ended December 31, 2025 and 2024, respectively.

The Company entered into a lease agreement for laboratory space in March 2025 with an initial lease term of 91 months. The Company also entered into a lease agreement for office space in July 2025 with an initial lease term of 39 months. The lease for the laboratory space contains provisions for tenant allowances and future rent increases. The Company took possession of both spaces in August 2025 and recognized initial operating lease right-of-use assets in the amount of $8.2 million and corresponding lease liabilities in the amount of $8.0 million, in connection with these leases, which are included in the right-of-use assets and lease obligations in the consolidated balance sheets as of December 31, 2025. The lease liabilities have been measured using the incremental borrowing rate (“IBR”) rather than the rate implicit in the lease agreements, as the implicit rates could not be readily determined. The IBR applied to both leases reflects the parent company’s borrowing rate as the Company considers it to be a more appropriate reflection of the financing rate that would be available to the consolidated group, rather than the rates specific to the subsidiary that is the lessee under the agreements. There were no leases recognized during the year ended December 31, 2024. During the year ended December 31, 2025, the Company determined that it was reasonably certain to exercise its early termination option on an operating lease for laboratory and office space, resulting in a remeasurement of the ROU asset and lease liability reflected in the accompanying consolidated balance sheets. The lease was terminated August 31, 2025.

Eight clinical trial site leases were assigned to Johnson & Johnson Innovative Medicine during the year ended December 31, 2024 in connection with the Asset Purchase Agreement and related agreements.

The components of lease cost for the years ended December 31, 2025 and 2024 are as follows (in thousands):

	Years Ended December 31,
	2025	2024
Finance lease cost
Amortization of right-of-use assets	$1,206	$981
Interest on lease liabilities	11	—
Total finance lease cost	1,217	981
Operating lease cost	4,764	5,630
Short-term lease cost	604	256
Total lease cost	$6,585	$6,867

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Amounts reported in the consolidated balance sheets for leases where the Company is the lessee as of December 31, 2025 and 2024 were as follows (in thousands):

	December 31,		December 31,
	2025		2024
Operating leases
Right-of-use assets	$12,852		$10,576
Capitalized lease obligations	$14,202		$11,576
Finance leases
Right-of-use assets	$23,616		$22,198
Capitalized lease obligations	$147		$—
Weighted-average remaining lease term
Operating leases	6.4	years	3.6	years
Finance leases	172.9	years	173.9	years
Weighted-average discount rate
Operating leases	11.2%		8.8%
Finance leases	13.0%		8.0%

Other information related to leases as of the years ended December 31, 2025 and 2024 are as follows (in thousands):

	Years Ended December 31,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$3,983	$5,408
Financing cash flows from finance leases	$29	$—

Right-of-use assets obtained in exchange for lease liabilities
Operating leases	$8,556	$—
Finance leases	$165	$—

Future minimum lease payments under non-cancellable leases as of December 31, 2025 are as follows (in thousands):

	Operating Leases	Finance Leases
2026	$4,468	$57
2027	3,824	57
2028	3,474	57
2029	2,393	14
2030	1,850	—
Thereafter	4,201	—
Total undiscounted lease payments	$20,210	$185
Less: Imputed interest	(6,008)	(38)
Total lease liabilities	$14,202	$147

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

The Notes Purchase Agreement provides for an initial $75.0 million notes issuance (the “Tranche 1 Notes”). Pursuant to the First Consent and Amendment, the Company was able to request in its sole discretion, and Perceptive agreed to subscribe to purchase upon such request, an additional $25.0 million notes issuance (the “Tranche 2 Notes”) at any time before August 2, 2024 subject to the terms of the Notes Purchase Agreement. Previously, the Company’s request for issuance of the Tranche 2 Notes was to be determined at Perceptive’s sole discretion. Pursuant to an amendment to the Notes Purchase Agreement entered into on March 25, 2026 as further described in Note 17, the maturity date of the Notes Purchase Agreement has been extended from August 2, 2026 to May 2, 2027 and the Company has agreed to redeem a portion of the outstanding principal amount of the Tranche 1 Notes equal to $25.0 million on or before June 30, 2026. The Company has the option to redeem outstanding principal notes at any time along with an applicable early redemption fee. Under each of the First Consent and Amendment and the Second Consent and Amendment, the Notes Purchase Agreement was amended to increase the applicable early redemption fee. Outstanding amounts under the Notes Purchase Agreement bear interest at a fluctuating rate per annum equal to 10.00% plus the secured overnight financing rate administered by the Federal Reserve Bank of New York for a one-month tenor, subject to a 1.00% floor. The annual interest rate was 14.14% at December 31, 2025. As of December 31, 2025, the outstanding balance of the Tranche 1 Notes was $75.0 million plus accrued interest of $2.7 million. During the years ended December 31, 2025 and 2024, the Company recorded interest expense of $10.9 million and $11.6 million, respectively.

The Company’s obligations under the Notes Purchase Agreement are secured by the Company’s London, UK and Shannon, Ireland manufacturing facilities, $3.0 million of the Company’s cash and the bank accounts of the Subsidiary Guarantors, and the issued and outstanding equity interests of the Subsidiary Guarantors.

The Notes Purchase Agreement imposes certain covenants and restrictions on the Company and the Subsidiary Guarantors, including restrictions pertaining to: (i) the incurrence of additional indebtedness, (ii) limitations on liens, (iii) limitations on certain investments, (iv) making distributions, dividends and other payments, (v) mergers, consolidations and acquisitions, (vi) dispositions of assets, (vii) the Company’s maintenance of at least $3.0 million in a U.S. bank account, (viii) transactions with affiliates, (ix) changes to governing documents, (x) changes to certain agreements and leases and (xi) changes in control; however, certain of these restrictions contain exceptions which allow the Company to license, sell and monetize assets in its AAV-hAQP1 program in development to treat radiation-induced xerostomia, its AAV-GAD program in development to treat Parkinson’s disease and its gene regulation platform technologies. As of December 31, 2025, the Company is in compliance with all covenants.

In connection with entering into the Financing Agreement, the Company granted warrants to Perceptive to purchase up to (i) 400,000 ordinary shares of the Company at an exercise price of $15.00 per share and (ii) 300,000 ordinary shares of the Company at an exercise price of $20.00 per share. Pursuant to the amendment on March 25, 2026, the warrants were amended to change the exercise price to $8.00 per share. The warrants are exercisable immediately and expire on August 2, 2027. The Company recorded a debt discount of $2.3 million for the allocated fair value of the warrants.

The Company also capitalized certain lender and legal costs associated with the Notes Purchase Agreement totaling $2.1 million, which were recorded as a discount to the loan. The aggregate discount of $4.4 million is being amortized to interest expense over the term of the Notes Purchase Agreement. The Company amortized $1.1 million of the discount to interest expense during each of the years ended December 31, 2025 and 2024. At December 31, 2025, the remaining unamortized discount was $0.7 million.

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.  Commitments and Contingencies

The Company has filed claims for research and development tax credits in Ireland for the 2023 and 2024 fiscal years. The total potential benefit associated with the filed claims is approximately $7.3 million. These claims are currently under review by the Irish tax authorities. As this represents the Company’s first time claiming such credits in Ireland, and the ultimate approval, timing, and amount of any refund remains uncertain, the Company has not recognized a receivable or related income as of December 31, 2025. Any amounts ultimately approved and received will be recognized in the period in which realization becomes probable and reasonably estimable.

On December 31, 2025, the Company entered into a share purchase agreement to repurchase 2,300,000 of its ordinary shares from Perceptive Life Sciences Master Fund, Ltd., an affiliate of Perceptive Advisors LLC, at a purchase price of $7.91 per share. The aggregate purchase price of $18.2 million was subject to satisfaction of certain conditions precedent to settlement, therefore no liability was recognized as of December 31, 2025. The Company considered the obligation to be a contingent commitment, as the repurchase was contingent upon the conditions being met on settlement date. The transaction was settled on January 5, 2026.

16.  Employee Benefit Plans

The Company maintains employee benefit plans for its employees, which vary by jurisdiction and are subject to local statutory and regulatory requirements. During the years ended December 31, 2025 and 2024, employer contributions to all plans were $2.7 million and $2.5 million, respectively.

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

During 2025, certain employees transferred to Meira UK as part of an internal organizational change. In connection with these transfers, Meira UK adopted a pension plan that mirrors the Meira UK II defined contribution pension plan, with substantially similar eligibility criteria, contribution rates, and terms, to ensure continuity of employee benefits.

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Ireland

On November 20, 2020, Meira Ireland adopted a defined contribution pension plan. All Meira Ireland employees are eligible to participate in the plan upon joining the Company. All eligible employees, if they elect to join the pension scheme, receive an employer pension contribution. The Company’s current contribution, exclusive of an employee match, is 4.5%, which exceeds Revenue Ireland requirements.

Belgium

Meira Belgium operates a defined contribution pension plan. All eligible employees receive an employer pension contribution of 8% of their annual salary. Employees do not make contributions to the plan.

17. Subsequent Event

On March 25, 2026, the Company, as issuer, and the Subsidiary Guarantors, the noteholders and other parties from time to time party to the Notes Purchase Agreement, and Perceptive, as administrative agent and lender under the Notes Purchase Agreement, entered into Amendment No. 4 to Amended and Restated Notes Purchase Agreement and Amendment No. 1 to Warrant Certificates (the “Amendments”). Under the Amendments, the maturity date of the Notes Purchase Agreement has been extended from August 2, 2026 to May 2, 2027 and the Company has agreed to redeem a portion of the outstanding principal amount of the Tranche 1 Notes equal to $25.0 million on or before June 30, 2026.  The Warrants were amended to change the exercise price to $8.00 per share.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on its assessment and those criteria, management has concluded that we maintained effective internal control over financial reporting as of December 31, 2025.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.OTHER INFORMATION

On November 18, 2025, Alexandria Forbes, Ph.D., our President and Chief Executive Officer, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 496,000 of the Company’s ordinary shares until January 20, 2028.

On November 18, 2025, Richard Giroux, our Chief Financial Officer and Chief Operating Officer, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 448,000 of the Company’s ordinary shares until January 20, 2028.

On December 9, 2025, Stuart Naylor, Ph.D., our Chief Development Officer, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 221,274 of the Company’s ordinary shares until March 23, 2028.

ITEM 9C.DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference to our definitive proxy statement for our 2026 annual shareholder meeting to be filed with the SEC within 120 days of the fiscal year ended December 31, 2025.

ITEM 11.EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to our definitive proxy statement for our 2026 annual shareholder meeting to be filed with the SEC within 120 days of the fiscal year ended December 31, 2025.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans (as of December 31, 2025)

The following table provides information as of December 31, 2025 regarding our ordinary shares that may be issued under the MeiraGTx Holdings plc 2016 Equity Incentive Plan, as amended (the “2016 Plan”), the MeiraGTx Holdings plc 2018 Incentive Award Plan (the “2018 Plan”) and the MeiraGTx Holdings plc 2018 Employee Stock Purchase Plan (the “2018 ESPP”).

		Weighted-Average	Number of Securities
	Number of Securities	Exercise Price of	Available for Future
	to be Issued Upon	Outstanding	Issuance Under Equity
	Exercise of	Options,	Compensation Plans
	Outstanding Options,	Warrants, and	(excludes securities
	Warrants, and Rights	Rights	reflected in column(a))
Plan category:	(a)	(b)	(c)
Equity compensation plans approved by shareholders
2016 Plan (1)	1,115,205	$5.22	—
2018 Plan (2) (3)	13,425,883	$13.46	617,248
2018 ESPP (4)	—	—	3,818,745
Equity compensation plans not approved by shareholders	—	—	—
Total	14,541,088	$12.29	4,435,993
(1)	In connection with our IPO, we assumed the 2016 Plan. As the 2016 Plan was previously approved by our shareholders and, as we will not make future grants or awards under these plans, it is listed as “approved by shareholders.” As such, the securities remaining available under the 2016 Plan have been excluded from the table above.
(2)	Pursuant to the terms of the 2018 Plan, the number of ordinary shares available for issuance under the 2018 Plan automatically increases on each January 1, until and including January 1, 2028, by an amount equal to the lesser of: (a) 4% of the aggregate number of ordinary shares outstanding on the final day of the immediately preceding calendar year and (b) such smaller number of ordinary shares as is determined by our board of directors.
(3)	The weighted average exercise price of outstanding awards does not take into account the shares issuable upon vesting of outstanding restricted share units which have no exercise price. At December 31, 2025 there were a total of 6,184,250 shares subject to restricted share units included in the Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights. Deferred share units received by certain non-employee directors are fully vested and non-forfeitable and were not taken into account in the foregoing calculation.
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

Other

The remaining information required by this Item is incorporated by reference to our definitive proxy statement for our 2026 annual shareholder meeting to be filed with the SEC within 120 days of the fiscal year ended December 31, 2025.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference to our definitive proxy statement for our 2026 annual shareholder meeting to be filed with the SEC within 120 days of the fiscal year ended December 31, 2025.

ITEM 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference to our definitive proxy statement for our 2026 annual shareholder meeting to be filed with the SEC within 120 days of the fiscal year ended December 31, 2025.

PART IV

ITEM 15.EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
3.1	Amended and Restated Memorandum and Articles of Association of the Registrant.	10-Q	001-38520	3.1	8/7/19
4.1	Specimen Share Certificate evidencing the ordinary shares of the Registrant.	S-1	333-224914	4.1	5/29/18
4.2	Shareholder Agreement.	10-K	001-38520	4.2	3/11/20
4.3	Description of Securities.	10-K	001-38520	4.3	3/11/20
4.4	Form of Warrant Agreement, dated August 2, 2022, issued by MeiraGTx Holdings plc to certain warrant holders.	10-Q	001-38520	4.1	11/10/22
10.1#	2016 Equity Incentive Plan, as amended, and form of option agreements thereunder.	S-1/A	333-224914	10.1	5/29/18
10.2#	2018 Incentive Award Plan and forms of award agreements thereunder.	S-1/A	333-224914	10.2	5/29/18
10.3#	Non-Employee Director Compensation Program.	10-Q	001-38520	10.1	08/12/24
10.4#	Form of Indemnification Agreement for Directors and Officers.	S-1/A	333-224914	10.4	5/29/18
10.5††	Lease Agreement, dated March 31, 2025, between MeiraGTx, LLC and ARE-East River Science Park, LLC.	10-Q	001-38520	10.1	5/13/25
10.6	Lease Agreement, effective February 2, 2016, among MeiraGTx Limited, Moorfields Eye Hospital NHS, Foundation Trust and Kadmon Corporation LLC.	S-1	333-224914	10.6	5/14/18
10.7#	Employment Agreement, dated February 15, 2016, between MeiraGTx Limited and Alexandria Forbes, Ph.D., as amended.	S-1/A	333-224914	10.7	5/29/18
10.8#	Employment Agreement, dated February 15, 2016 between MeiraGTx Limited and Richard Giroux, as amended.	S-1/A	333-224914	10.8	5/29/18
10.9#	Employment Agreement, dated April 27, 2015, between MeiraGTx Limited and Stuart Naylor, Ph.D., as amended.	S-1/A	333-224914	10.9	5/29/18
10.10†	Agreement and Plan of Merger, dated December 31, 2015, among MeiraGTx Acquisition Corporation, BRI-Alzan, Inc., F-Prime Inc., Gregory Petsko, Dagmar Ringe, Brandeis University and MeiraGTx Limited.	S-1/A	333-224914	10.14	5/29/18
10.11#	2018 Employee Share Purchase Plan.	S-1/A	333-224914	10.15	5/29/18

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
10.12#	UK Sub-Plan Under the 2018 Incentive Award Plan.	10-K	001-38520	10.12	3/26/19
10.13#	Form of Option Grant Notice and Option Agreement Under the UK Sub-Plan to the 2018 Incentive Award Plan.	10-K	001-38520	10.13	3/26/19
10.14#	Form of Change in Control Agreement.	10-K	001-38520	10.14	3/11/21
10.15	Lease agreement by and between Moorfields Eye Hospital NHS Foundation Trust and MeiraGTx UK II Limited, dated July 30, 2018.	10-Q	001-38520	10.4	8/8/18
10.16	Lease agreement by and between Moorfields Eye Hospital NHS Foundation Trust and MeiraGTx UK II Limited, dated July 30, 2018.	10-Q	001-38520	10.5	8/8/18
10.17	Transfer of Title, dated December 14, 2018, and Lease, dated October 12, 2001, relating to the Pharmacy Manufacturing Unit, Britannia Walk, London, England.	8-K	001-38520	10.1	12/14/18
10.18	Overage Deed, dated December 14, 2018, between Moorfields Eye Hospital NHS Foundation Trust and MeiraGTx UK II Limited relating to the Pharmacy Manufacturing Unit, Britannia Walk, London, England.	8-K	001-38520	10.2	12/14/18
10.19†	Consulting Agreement, dated October 5, 2018, between MeiraGTx Holdings plc, Vector Consulting LLC, Michael G. Kaplitt, Matthew During, and Stephen B. Kaplitt.	10-K	001-38520	10.19	3/26/19
10.20†	License Agreement (RPE65), dated January 29, 2019, as amended and restated by and among UCL Business Plc, MeiraGTx UK II Limited and MeiraGTx Limited.	10-K	001-38520	10.20	3/26/19
10.21†	License Agreement (CNGB3), dated January 29, 2019, as amended and restated by and among UCL Business Plc, MeiraGTx Holdings plc, MeiraGTx UK II Limited and MeiraGTx Limited.	10-K	001-38520	10.21	3/26/19
10.22†	License Agreement (CNGA3), dated January 29, 2019, as amended and restated by and among UCL Business Plc, MeiraGTx UK II Limited and MeiraGTx Limited.	10-K	001-38520	10.22	3/26/19
10.23†	Amendment No. 4 to Exclusive License Agreement, dated January 29, 2019, between UCLB and MeiraGTx Limited.	10-K	001-38520	10.24	3/26/19
10.24††	Collaboration, Option and License Agreement, dated January 30, 2019, by and among Janssen Pharmaceuticals, Inc., MeiraGTx UK II Limited and MeiraGTx Holdings plc.	10-K	001-38520	10.24	3/13/25

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
10.25††	First Amendment to Collaboration, Option and License Agreement, dated December 16, 2021.	10-K	001-3852	10.26	3/10/22
10.26	Registration Rights Agreement, dated February 26, 2019, by and among MeiraGTx Holdings plc and the investors named therein.	8-K	001-38520	10.2	2/26/19
10.27	Agreement for Lease with Landlord’s Refurbishment Works, dated May 29, 2019, between MeiraGTx UK II Limited and Provost 1 Limited and Provost 2 Limited, including agreed form of Lease between MeiraGTx UK II Limited and Provost 1 Limited and Provost 2 Limited.	10-Q	001-38520	10.3	8/7/19
10.28#	Form of Restricted Share Unit Grant Notice and Restricted Share Unit Agreement Under the 2018 Incentive Award Plan.	10-K	001-38520	10.30	3/11/20
10.29#	Form of Restricted Share Unit Grant Notice and Restricted Share Unit Agreement Under the UK Sub-Plan to the 2018 Incentive Award Plan.	10-K	001-38520	10.31	3/11/20
10.30	Particulars and Conditions of Sale of Building 2, Block K, Shannon Free Zone, Shannon, County Clare, Ireland, dated as of August 4, 2020, by and between Shannon Commercial Enterprises DAC trading as Shannon Commercial Properties and MeiraGTx Ireland DAC, including agreed form of Lease between Shannon Commercial Enterprises DAC and MeiraGTx Ireland DAC.	10-Q	001-38520	10.1	11/5/20
10.31	Particulars and Conditions of Sale of Building 3, Block K, Shannon Free Zone, Shannon, County Clare, Ireland, dated as of August 4, 2020, by and between Shannon Commercial Enterprises DAC trading as Shannon Commercial Properties and MeiraGTx Ireland DAC, including agreed form of Lease between Shannon Commercial Enterprises DAC and MeiraGTx Ireland DAC.	10-Q	001-38520	10.2	11/5/20
10.32#	Deferred Compensation Plan for Non-Employee Directors.	10-K	001-38520	10.35	3/10/22
10.33#	Form of Restricted Share Unit Grant Notice and Restricted Share Unit Agreement for Non-Employee Directors Under the 2018 Incentive Award Plan.	10-K	001-38520	10.36	3/10/22

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
10.34††	Credit Agreement and Guaranty, dated August 2, 2022, by and among MeiraGTx Holdings plc, as borrower, MeiraGTx UK II Limited and MeiraGTx Ireland DAC, as guarantors, the lenders and other parties from time to time party thereto and Perceptive Credit Holdings III, LP, as administrative agent and lender.	10-Q	001-38520	10.1	11/10/22
10.35	Amendment No. 1 to Credit Agreement and Guaranty, dated December 19, 2022, by and among MeiraGTx Holdings plc, as borrower, certain subsidiary guarantors and lenders party thereto, and Perceptive Credit Holdings III, LP, as administrative agent.	10-K	001-38520	10.36	3/14/23
10.36††	Amended and Restated Notes Purchase Agreement and Guaranty, dated December 19, 2022, by and among MeiraGTx Holdings plc, as issuer, the subsidiary guarantors and noteholders from time to time party thereto, and Perceptive Credit Holdings III, LP, as administrative agent.	10-K	001-38520	10.37	3/14/23
10.37	Tranche 1 Note, dated December 19, 2022, by and among MeiraGTx Holdings plc, as issuer, the subsidiaries guarantors and noteholders from time to time party thereto, and Perceptive Credit Holdings III, LP, as administrative agent.	10-K	001-38520	10.38	3/14/23
10.38	Consent and Amendment to Amended and Restated Notes Purchase Agreement and Guaranty, dated August 10, 2023, by and among MeiraGTx Holdings plc, as issuer, the subsidiary guarantors and noteholders from time to time party thereto, and Perceptive Credit Holdings III, LP, as administrative agent and noteholder.	8-K	001-38520	10.1	8/10/23
10.39	Consent and Amendment to Amended and Restated Notes Purchase Agreement and Guaranty, dated December 20, 2023, by and among MeiraGTx Holdings plc, as issuer, the subsidiary guarantors and noteholders from time to time party thereto, and Perceptive Credit Holdings III, LP, as administrative agent and noteholder.	10-K	001-38520	10.39	3/15/24
10.40	Securities Purchase Agreement, dated November 9, 2022, by and among MeiraGTx Holdings plc and Johnson & Johnson Innovation – JJDC, Inc.	10-K	001-38520	10.39	3/14/23
10.41	Registration Rights Agreement, dated November 15, 2022, by and among MeiraGTx Holdings plc and Johnson & Johnson Innovation – JJDC, Inc.	10-K	001-38520	10.40	3/14/23

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
10.42	First Amendment to Registration Rights Agreement, dated May 12, 2023, by and among MeiraGTx Holdings plc and Johnson & Johnson Innovation – JJDC, Inc.	10-Q	001-38520	10.3	8/10/23
10.43	Securities Purchase Agreement, dated May 3, 2023, by and among MeiraGTx Holdings plc and the Investors named therein.	S-3	333-273672	10.1	8/3/23
10.44	Registration Rights Agreement, dated May 5, 2023, by and among MeiraGTx Holdings plc and the Investors named therein.	S-3	333-273672	10.2	8/3/23
10.45	Investment Agreement, dated October 30, 2023, by and among MeiraGTx Holdings plc, Sanofi Foreign Participations B.V. and Sanofi.	8-K	001-38520	10.1	10/30/23
10.46	Registration Rights Agreement, dated October 30, 2023, by and between MeiraGTx Holdings plc and Sanofi Foreign Participations B.V.	8-K	001-38520	10.2	10/30/23
10.47††	Asset Purchase Agreement, dated December 20, 2023, by and among Janssen Pharmaceuticals, Inc., MeiraGTx UK II Limited and MeiraGTx Holdings plc.	10-K	001-38520	10.47	3/15/24
10.48††	Termination Agreement, dated December 20, 2023, by and among Janssen Pharmaceuticals, Inc., MeiraGTx UK II Limited and MeiraGTx Holdings plc.	10-K	001-38520	10.48	3/15/24
10.49††	Framework Agreement, dated March 9, 2025, by and among Hologen Limited, Hologen Neuro AI Limited, MeiraGTx Neuro UK Limited and MeiraGTx Holdings plc.	10-K	001-38520	10.49	3/13/25
10.50††	Form of Collaboration and License Agreement by and among Hologen Neuro AI Ltd, Hologen Neuro AI UK Limited, Hologen Limited, MeiraGTx Holdings plc, MeiraGTx UK Neuro Limited and MeiraGTx Neuro I, LLC.	10-K	001-38520	10.50	3/13/25
10.51††	Framework Agreement, dated March 9, 2025, by and among MeiraGTx Manufacturing Limited, MeiraGTx Limited and Hologen Limited.	10-K	001-38520	10.51	3/13/25
10.52††	Strategic Collaboration and License Agreement, dated November 7, 2025, by and among MeiraGTx Ocular UK Limited, MeiraGTx Limited, MeiraGTx UK II Limited and Eli Lilly and Company.					*

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
10.53

Amendment No. 4 to Amended and Restated Notes Purchase Agreement and Amendment No. 1 to Warrant Certificates, dated March 25, 2026, by and among MeiraGTx Holdings plc, as issuer, the subsidiary guarantors and noteholders from time to time party thereto, and Perceptive Credit Holdings III, LP, as administrative agent and noteholder.

*
19.1	MeiraGTx Holdings plc Insider Trading Compliance Policy.	10-K	001-38520	19.1	3/13/25
21	List of Subsidiaries.					*
23.1	Consent of Ernst & Young LLP.					*
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.					*
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.					*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**
97.1	Policy for Recovery of Erroneously Awarded Compensation.	10-K	001-38520	97.1	3/15/24
101.INS	Inline XBRL Instance Document.					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					*
101.DEF	Inline XBRL Taxonomy Definition Linkbase Document.					*
101.LAB	Inline XBRL Taxonomy Label Linkbase Document.					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).					*

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

MeiraGTx Holdings plc (Registrant)

Date: March 30, 2026	By:	/s/ Alexandria Forbes
Alexandria Forbes
President and Chief Executive Officer and Director (Principal Executive Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Alexandria Forbes, Ph.D.	President and Chief Executive Officer and Director (Principal Executive Officer)	March 30, 2026
Alexandria Forbes, Ph.D.

/s/ Richard Giroux	Chief Financial Officer (Principal Financial and Accounting Officer)	March 30, 2026
Richard Giroux

/s/ Keith R. Harris, Ph.D.	Chairman of the Board and Director	March 30, 2026
Keith R. Harris, Ph.D.

/s/ Ellen Hukkelhoven, Ph.D.	Director	March 30, 2026
Ellen Hukkelhoven, Ph.D.

/s/ Lord Mendoza	Director	March 30, 2026
Lord Mendoza

/s/ Nicole Seligman	Director	March 30, 2026
Nicole Seligman

/s/ Thomas E. Shenk, Ph.D.	Director	March 30, 2026
Thomas E. Shenk, Ph.D.

/s/ Debra Yu, M.D.	Director	March 30, 2026
Debra Yu, M.D.