Form 10-Q
period 2026-03-31
MeiraGTx Holdings plc
filed 2026-05-14
CIK 1735438

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 8, 2026, the registrant had 92,609,516 ordinary shares, $0.00003881 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except share and per share amounts)

	March 31,	December 31,
	2026	2025
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$71,541	$65,931
Accounts receivable - related party	3,263	3,000
Prepaid expenses	6,031	6,017
Tax incentive receivable	14,696	15,286
Other current assets	670	1,527
Total Current Assets	96,201	91,761
Property, plant and equipment, net	102,573	105,465
Intangible assets, net	494	578
Restricted cash	2,217	2,262
Other assets	1,466	1,147
Equity method and other investments	6,749	6,749
Right-of-use assets - operating leases, net	12,124	12,852
Right-of-use assets - finance leases, net	22,831	23,616
TOTAL ASSETS	$244,655	$244,430

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$16,658	$10,066
Accrued expenses	25,239	32,893
Lease obligations - operating leases, current	2,221	2,851
Lease obligations - finance leases, current	39	38
Deferred revenue - related party, current	1,996	1,776
Note payable, net, current	24,866	24,648
Other current liabilities	105,108	50,283
Total Current Liabilities	176,127	122,555
Deferred revenue - related party	64,840	65,120
Lease obligations - operating leases	10,611	11,351
Lease obligations - finance leases	97	109
Asset retirement obligations	1,411	1,399
Note payable, net	49,699	49,689
TOTAL LIABILITIES	302,785	250,223
COMMITMENTS AND CONTINGENCIES (Note 12)
SHAREHOLDERS' DEFICIT:
Ordinary Shares, $0.00003881 par value, 1,288,327,750 authorized, 81,446,126 and 81,120,931 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	3	3
Capital in excess of par value	820,018	808,021
Treasury shares	(18,193)	—
Accumulated other comprehensive gain	2,578	2,406
Accumulated deficit	(862,536)	(816,223)
Total Shareholders' Deficit	(58,130)	(5,793)
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$244,655	$244,430

See Notes to Condensed Consolidated Financial Statements

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

(in thousands, except share and per share amounts)

	For the Three-Month Periods Ended March 31,
	2026	2025

Revenues:
Service revenue - related party	$293	$1,926
Total revenue	293	1,926
Operating expenses:
Cost of service revenue - related party	198	1,378
General and administrative	8,928	9,364
Research and development	31,984	32,780
Total operating expenses	41,110	43,522
Loss from operations	(40,817)	(41,596)
Other non-operating income (expense):
Foreign currency (loss) gain	(2,837)	3,687
Interest income	189	971
Interest expense	(2,848)	(3,043)
Net loss	(46,313)	(39,981)
Other comprehensive gain (loss):
Foreign currency translation gain (loss)	172	(1,347)
Comprehensive loss	$(46,141)	$(41,328)

Net loss	$(46,313)	$(39,981)
Basic and diluted adjusted net loss per ordinary share	$(0.57)	$(0.51)
Weighted-average number of ordinary shares outstanding	81,300,944	79,032,341

See Notes to Condensed Consolidated Financial Statements

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ DEFICIT

FOR THE PERIOD ENDED MARCH 31, 2026

(unaudited)

(in thousands, except share amounts)

					Accumulated Other		Total
	Ordinary		Capital in Excess		Comprehensive	Accumulated	Shareholders'
	Shares	Amount	of Par Value	Treasury Shares	Gain	Deficit	Deficit

Balance at December 31, 2025	81,120,931	$3	$808,021	$—	$2,406	$(816,223)	$(5,793)
Share-based compensation activity	824,466	—	(2,244)	—	—	—	(2,244)
Issuance of ordinary shares in at-the-market offering	1,770,729	—	14,027	—	—	—	14,027
Issuance costs in connection with ordinary shares	—	—	(35)	—	—	—	(35)
Repurchase of treasury shares	(2,300,000)	—	—	(18,193)	—	—	(18,193)
Issuance of ordinary shares in connection with license agreement	30,000	—	249	—	—	—	249
Other comprehensive gain	—	—	—	—	172	—	172
Net loss for the three-month period ended March 31, 2026	—	—	—	—	—	(46,313)	(46,313)
Balance at March 31, 2026	81,446,126	$3	$820,018	$(18,193)	$2,578	$(862,536)	$(58,130)

See Notes to Condensed Consolidated Financial Statements

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

FOR THE PERIOD ENDED MARCH 31, 2025

(unaudited)

(in thousands, except share amounts)

					Accumulated Other		Total
	Ordinary		Capital in Excess		Comprehensive	Accumulated	Shareholders'
	Shares	Amount	of Par Value	Treasury Shares	Loss	Deficit	Equity

Balance at December 31, 2024	78,397,380	$3	$773,565	$—	$(3,719)	$(702,022)	$67,827
Share-based compensation activity	457,679	—	2,130	—	—	—	2,130
Issuance of ordinary shares in at-the-market offering	563,379	—	4,482	—	—	—	4,482
Issuance costs in connection with ordinary shares	—	—	(12)	—	—	—	(12)
Other comprehensive loss	—	—	—	—	(1,347)	—	(1,347)
Net loss for the three-month period ended March 31, 2025	—	—	—	—	—	(39,981)	(39,981)
Balance at March 31, 2025	79,418,438	$3	$780,165	$—	$(5,066)	$(742,003)	$33,099

See Notes to Condensed Consolidated Financial Statements

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	For the Three-Month Periods Ended March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(46,313)	$(39,981)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	3,654	4,887
Foreign currency loss (gain)	2,837	(3,687)
Depreciation and amortization	3,008	3,081
Change in right-of-use assets	653	4,299
Gain on termination of lease liabilities	—	(1,365)
Loss (gain) on disposal of equipment, furniture and fixtures	55	(122)
Amortization of interest on asset retirement obligations	36	63
Amortization of debt discount	228	274
Acquired in-process research and development	499	—
(Increase) decrease in operating assets:
Accounts receivable - related party	(260)	(49)
Contract assets - related party	—	701
Inventory	—	(203)
Prepaid expenses	(42)	7
Tax incentive receivable	—	4,851
Other current assets	(113)	1,638
Other assets, net	1,276	—
Increase (decrease) in operating liabilities:
Accounts payable	7,909	(3,061)
Accrued expenses	(9,904)	(3,585)
Lease liabilities	(1,266)	(4,228)
Other current liabilities	55,603	(19)
Deferred revenue - related party	(50)	(329)
Net cash provided by (used in) operating activities	17,810	(36,828)

Cash flows from investing activities:
Purchase of property, plant and equipment	(2,008)	(1,710)
Acquisition of in-process research and development assets	(250)	—
Net cash used in investing activities	(2,258)	(1,710)

Cash flows from financing activities:
Exercise of share options	62	4
Payments of withholdings on shares withheld for income taxes	(5,960)	(2,761)
Payments on lease obligations - financing leases	(14)	—
Proceeds from the issuance of ordinary shares	14,027	4,482
Issuance costs in connection with ordinary shares	(35)	(12)
Payment for treasury shares	(18,193)	—
Net cash (used in) provided by financing activities	(10,113)	1,713

Net increase (decrease) in cash, cash equivalents and restricted cash	5,439	(36,825)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	126	(233)
Cash, cash equivalents and restricted cash at beginning of the period	68,193	105,668
Cash, cash equivalents and restricted cash at end of the period	$73,758	$68,610

Supplemental disclosure of non-cash transactions:
Fixed asset acquisitions included in accounts payable and accrued expenses	$920	$615
Change in estimate of asset retirement obligation	$—	$1,576
Issuance of shares in connection with acquisition of in-process research and development asset	$249	$—
Receivable from sale of fixed assets included in other current assets	$9	$125
Supplemental disclosure of cash flow information:
Cash paid for interest	$2,710	$2,863

See Notes to Condensed Consolidated Financial Statements

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.       Organization and Basis of Presentation

The Company

MeiraGTx Holdings plc and subsidiaries (the “Company” or “Meira Holdings”), an exempted company incorporated under the laws of the Cayman Islands, is a vertically integrated, clinical-stage genetic medicines company with a broad pipeline of four late-stage clinical programs Each of these programs uses local delivery of small doses, resulting in disease-modifying effects in both inherited and more common diseases, in the eye, Parkinson’s disease and radiation-induced xerostomia. The Company uses its innovative technology in optimization of capsids, promoters, and novel translational control elements to develop best-in-class, potent, safe viral vectors. The Company’s broad  pipeline is supported by end-to-end in-house manufacturing. The Company has built the most comprehensive manufacturing capabilities in the industry, including two that are licensed for good manufacturing practices (“GMP”) viral vector production and a GMP Quality Control facility with clinical and commercial licensure. In addition, the Company has developed a proprietary manufacturing platform process over 9 years based on more than 20 different viral vectors with leading yield and quality aspects and commercial readiness. Uniquely, the Company has developed a novel technology for in vivo delivery of any biologic therapeutic using oral small molecules.  This transformative riboswitch gene regulation platform technology allows precise, dose-responsive expression of gene expression by oral small molecules. The Company is focusing the riboswitch platform on regulated in vivo delivery of metabolic peptides, including GLP-1, GIP, glucagon, amylin, PYY and leptin, as well as cell therapy, CAR-T for liquid and solid tumors and autoimmune diseases, and additionally, PNS targets addressing long-term intractable pain. The Company has developed the technology to apply genetic medicine to common diseases, increasing efficacy, addressing novel targets, and expanding access in some of the largest disease areas where the unmet need remains high.

Asset Purchase and Related Agreements with Janssen Pharmaceuticals, Inc.

On April 15, 2026 (the “Janssen Closing Date”), the Company and Meira Ocular (collectively, the “Buyer”), entered into and consummated an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Janssen Pharmaceuticals, Inc., a Pennsylvania corporation (“Seller” or “Janssen”), pursuant to which Seller sold and assigned to Buyer, and Buyer purchased and assumed, that certain License Agreement, dated February 5, 2019, by and between UCLB Business Plc (now UCL Business Ltd.) and Janssen (the “UCLB License Agreement”), relating to the research, development, manufacture and exploitation of Seller’s gene therapy product for the treatment of X-linked retinitis pigmentosa associated with mutations in the RPGR gene (the “RPGR Product”), and other related assets as described in the Asset Purchase Agreement.

Buyer agreed to pay an upfront cash purchase price of $25.0 million to Seller. Additionally, pursuant to and subject to the terms and conditions set forth in the Asset Purchase Agreement, Buyer agreed to pay Seller a one-time, future contingent consideration of $50.0 million upon both of the following milestones being achieved: (i) Buyer’s or its affiliates’ receipt of regulatory approval for an RPGR Product in the United States and (ii) aggregate net sales by Buyer or its affiliates of all RPGR Products in the United States since the Janssen Closing Date first exceeds $250.0 million. Buyer has also agreed to pay Seller royalties, based on future net sales globally of the RPGR Product by Buyer or its affiliates, in the mid-teens percentage of annual net sales for the RPGR Product commencing on or after July 1, 2029. Additionally, Buyer will pay a portion of upfront and milestone payments to Seller in the event Buyer or any of its affiliates may receive payments from a third party if Buyer or any of its affiliates grant any license or right to develop or commercialize any RPGR Product to such third party, as well as make royalty payments to Seller for a given RPGR Product based on (A) royalty payments Buyer or its affiliates may receive from such third party (after deduction of any royalty payments due under the UCLB License Agreement) and (B) net sales of a given RPGR Product by such third party.

In connection with the Seller and Buyer entering into the Asset Purchase Agreement, Seller and Buyer entered into a Termination Agreement on the Janssen Closing Date (the “Termination Agreement”) terminating that certain Asset Purchase Agreement, dated as of December 20, 2023 (the “Original Asset Purchase Agreement”), by and among Seller and Buyer and Meira UK II, pursuant to which Buyer and Meira UK II sold the RPGR Product to Janssen. The Termination Agreement also terminated that certain Supply Agreement, dated as of December 20, 2023 by and between Meira UK II and Seller (the “Supply Agreement”), and certain other documents related to the Original Asset Purchase Agreement.

Johnson & Johnson Innovation – JJDC, Inc. (“JJDC”), the investment arm of Johnson & Johnson and owner of Seller, owns more than 5% of the Company’s outstanding shares. JJDC and Seller have agreed not to sell or transfer any of the Company’s ordinary shares or securities convertible into, exchangeable for, or exercisable for the Company’s ordinary shares, for twelve months after the Janssen Closing Date and following such twelve month period, if they ever intend to sell the Company’s shares after the twelve month period, they will provide written notice to the Company at least five business days prior to taking any action.

Eli Lilly and Company Collaboration Agreement

On November 7, 2025 (the “Lilly Effective Date”), Meira Ocular, MeiraGTx Limited and Meira UK II (collectively, “Meira”), entered into a strategic collaboration and license agreement with Eli Lilly and Company (“Lilly”) (the “Lilly Collaboration Agreement”) for the research, development and commercialization of genetic medicines in and related to the area of ophthalmology. Under the Lilly Collaboration Agreement, Meira has granted Lilly exclusive, worldwide rights to research, develop and commercialize the Company’s product candidate AAV-AIPL1, which treats Leber congenital amaurosis 4, or LCA4, caused by mutations in the AIPL1 gene, as well as two other preclinical product candidates which are intended to treat other inherited retinal dystrophies. As of the Lilly Effective Date, Lilly has (i) an exclusive license to proprietary intravitreal capsids for use with up to five targets, relating to or useful in the field of ophthalmology, to be selected by Lilly, (ii) an exclusive license to proprietary pan-retinal or rod-specific promoters for use with up to five targets, relating to or useful in the field of ophthalmology, to be selected by Lilly and (iii) a right of first designation with respect to certain target-specific transactions that Meira Ocular or its affiliates may seek to pursue in the field of ophthalmology. Lilly also has a right of first negotiation for use of the Company’s proprietary riboswitch technology in the field of ophthalmological gene editing.

Under the terms of the Lilly Collaboration Agreement, Meira received an upfront payment of $75.0 million after signing the Lilly Collaboration Agreement and will be eligible to receive up to over $400.0 million in total milestone payments, including up to $135.0 million in other potential near-term cash consideration upon the achievement of certain development and regulatory approval milestones. Lilly has the right to research, develop and commercialize products under the Lilly Collaboration Agreement, at its cost. To the extent certain activities are performed by the Company in connection with the collaboration, the Company may receive reimbursement for such activities in accordance with the terms of the Lilly Collaboration Agreement. The Lilly Collaboration Agreement also provides for tiered royalties to be paid to Meira Ocular.

Hologen Transactions

On March 9, 2025 (the “Hologen Signing Date”), the Company and certain of its affiliates entered into a strategic collaboration with Hologen Limited, a non-cellular company limited by shares incorporated in Guernsey (“Hologen”), and certain of its affiliates. Hologen is a leading developer of multi-modal generative AI foundation models of real-world clinical data for clinical medicine and pharmaceutical drug development. As part of the strategic collaboration, the Company and Hologen entered into the Framework Agreements (as defined below), pursuant to which the Company and its affiliates would receive from Hologen an upfront cash payment of $200.0 million (the “Upfront Payment”), and Hologen would provide additional funding of up to an additional $230.0 million to finance the development of the Company’s AAV-GAD program in Parkinson’s disease to commercialization, as well as other locally-delivered therapies in the central nervous system. As part of the strategic collaboration, the Company also received an aggregate of 500,000 Class A shares of Hologen at a nominal price. As of March 31, 2026, Hologen made payments in the aggregate amount of $105.0 million to the Company as part of its commitment toward the Upfront Payment in advance of the closing of the transactions contemplated under the Framework Agreements.

On the Hologen Signing Date, the Company, Meira Neuro UK, Hologen Neuro AI Limited, a non-cellular company limited by shares incorporated in Guernsey and an affiliate of Hologen (“Hologen Neuro”), and Hologen, entered into that certain Framework Agreement (the “Neuro Framework Agreement”), pursuant to which, on Completion (as defined under the Neuro Framework Agreement), the Company, Meira Neuro UK, Meira Neuro US, Hologen, Hologen Neuro and Hologen Neuro AI UK Limited, a private company limited by shares incorporated in England (“Hologen Neuro UK”), would enter into a Collaboration and License Agreement (the “Hologen Collaboration Agreement”) for the research, development, manufacture and commercialization of the Company’s (i) AAV-GAD investigational gene therapy for the treatment of Parkinson’s disease, AAV-BDNF investigational gene therapy for the treatment of genetic obesity disorders and other potential locally delivered genetic medicines to the central nervous system (the “Clinical Programs”) and (ii) proprietary device designed to effect the local delivery of a gene therapy product into the central nervous system or any topographic or subcutaneous tissue modification on the face and scalp, of humans or animals (the “Delivery Device”), in each case, in accordance with the terms and conditions of the Hologen Collaboration Agreement.

Also on the Hologen Signing Date, Meira Manufacturing, MeiraGTx Limited and Hologen, entered into that certain Framework Agreement (the “Manufacturing Framework Agreement” and, together with the Neuro Framework Agreement, the “Framework Agreements”), pursuant to which, on Completion (as defined in the Manufacturing Framework Agreement), Hologen would acquire a minority interest in Meira Manufacturing, an entity that comprises the Company’s flexible and scalable end-to-end genetic medicines manufacturing business. Hologen would also contribute a portion of the annual funding to Meira Manufacturing.

On April 2, 2026, the parties to the Framework Agreements entered into Amendment No. 1 to the Deed of Commitment Agreement (“Amendment to Commitment Agreement”) to agree, among other things, (i) to amend the Framework Agreements (A) to provide for additional conditions that must be met prior to Completion (as such term is defined under each of the Framework Agreements) relating to the allocation of the $105 million in payments Hologen previously made to the Company as part of its commitment toward the Upfront Payment as further described below, and (B) to provide that following Completion, Hologen shall fund the remaining portion of the Upfront Payment provided for under the Framework Agreements, and (ii) that Hologen would deploy any funds it raises to pay the remaining portion of the Upfront Payment.

On April 20, 2026 (the “Hologen Initial Closing Date”), the Company and certain of its affiliates completed the initial closing of the strategic collaboration with Hologen and certain of its affiliates. Prior to the Hologen Initial Closing Date, Meira Neuro UK, Hologen Neuro and Hologen entered into a subscription agreement pursuant to which Meira Neuro UK subscribed for Class A shares in Hologen Neuro in consideration for the provision of services to Hologen Neuro and Hologen Neuro UK as specified in the Hologen Collaboration Agreement, including services relating to the development of the Clinical Programs and the Delivery Device and certain other transition services, and Hologen subscribed for Class B shares in Hologen Neuro in consideration for a portion of the $105 million in payments Hologen previously made to the Company as part of its commitment toward the Upfront Payment. The Company then applied a portion of the $105 million in payments Hologen previously made to the Company equal to Hologen’s subscription price to satisfy the portion of the Upfront Payment due to Meira Neuro US under the Neuro Framework Agreement and Hologen Collaboration Agreement. On the Hologen Initial Closing Date, the parties to the Neuro Framework Agreement entered into an amendment to the Neuro Framework Agreement (the “Amendment to the Neuro Framework Agreement”) to, among other things, reflect the pre-closing issuance of the Hologen Neuro shares as additional conditions that needed to be met prior to Completion (as defined under the Neuro Framework Agreement) and to provide that, following Completion, Hologen shall fund the remaining portion of the Upfront Payment provided for under the Neuro Framework Agreement and the Hologen Collaboration Agreement by purchasing a portion of the Class A shares held by Meira Neuro UK, such that following the purchase, such Class A shares purchased by Hologen shall be converted to Class B shares and Hologen shall own 70% of the issued share capital of Hologen Neuro and Meira Neuro UK shall own 30% of the issued share capital of Hologen Neuro.

Additionally, prior to the Hologen Initial Closing Date, MeiraGTx Limited and Hologen entered into a share purchase agreement pursuant to which Hologen purchased shares in Meira Manufacturing from MeiraGTx Limited in consideration for a portion of the $105 million in payments Hologen previously made to the Company as part of the Upfront Payment. On the Hologen Initial Closing Date, the parties to the Manufacturing Framework Agreement entered into an amendment to the Manufacturing Framework Agreement (the “Amendment to the Manufacturing Framework Agreement” and, together with the Amendment to the Neuro Framework Agreement, the “Amendments to the Framework Agreements”) to, among other things, reflect Hologen’s pre-closing purchase of the Meira Manufacturing shares as an additional condition that needed to be met prior to Completion (as defined under the Manufacturing Framework Agreement) and to provide that, following Completion, Hologen shall fund the remaining portion of the Upfront Payment provided for under the Manufacturing Framework Agreement by purchasing additional shares in Meira Manufacturing from MeiraGTx Limited (the “Additional Share Purchase”), such that following the Additional Share Purchase, Hologen will continue to own a minority interest in Meira Manufacturing. Under the Amendment to the Manufacturing Framework Agreement, the parties also agreed that (i) Hologen’s exclusive, irrevocable option to purchase additional shares in Meira Manufacturing at a specified price, such that following exercise of such option, Hologen would own up to a maximum of 40% of the issued share capital of Meira Manufacturing in the aggregate, shall be granted to Hologen on the closing date of the Additional Share Purchase and expire twelve months thereafter and (ii) the Company’s option to purchase all of the shares of Meira Manufacturing held by Hologen for the same price that Hologen paid for such shares if Hologen does not exercise its option begins on the third anniversary of the closing date of the Additional Share Purchase and ends three years thereafter.

On the Hologen Initial Closing Date, the Company, Meira Neuro UK, Meira Neuro US, Hologen, Hologen Neuro and Hologen Neuro UK entered into the Hologen Collaboration Agreement, pursuant to which Meira Neuro US granted to Hologen Neuro and Hologen Neuro UK, subject to the license granted by Hologen Neuro and Hologen Neuro UK back to Meira Neuro UK, exclusive, worldwide, royalty-free, fully paid-up licenses to certain of the Company’s intellectual property rights for the research, development, manufacture and commercialization of the Clinical Programs and the Delivery Device.

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

Interim Financial Statements

The accompanying condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, the condensed consolidated financial statements include all adjustments (consisting of normal recurring adjustments) necessary in order to make the condensed consolidated financial statements not misleading. Operating results for the three-month period ended March 31, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2025 included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the “Form 10-K”).

Liquidity

The Company has not yet achieved profitable operations. There is no assurance that profitable operations, if ever achieved, could be sustained on a continuing basis. In addition, development activities, clinical and preclinical testing, and commercialization of the Company’s product candidates will require significant additional financing. The Company’s accumulated deficit at March 31, 2026 totaled $862.5 million, and management expects to incur substantial losses in future periods. The success of the Company is subject to certain risks and uncertainties, including, among others: uncertainty of product development; competition in the Company’s field of use; uncertainty of capital availability; uncertainty in the Company’s ability to enter into agreements and consummate transactions with collaborative partners; expanding and protecting the Company’s intellectual property portfolio; dependence on third parties; and dependence on key personnel. For the three months ended March 31, 2026, the Company had $17.8 million provided by cash flows from operations. There are no assurances that the Company will generate positive cash flows in the future. Additionally, there are no assurances that the Company will be successful in obtaining an adequate level of financing for the development and commercialization of its product candidates.

As of March 31, 2026, the Company had cash, cash equivalents and restricted cash in the amount of $73.8 million, which consisted of depository and money market accounts held at large international banks. The Company estimates that its cash and cash equivalents on-hand and tax incentive receivable at March 31, 2026 together with the approximately $100.0 million gross proceeds from the public equity offering in the second quarter of 2026 will be sufficient to cover its expenses for at least the next twelve months from the date of issuance of these condensed consolidated financial statements, including the upfront payment to Janssen for the reacquisition of the RPGR Product and the repayment of the Company’s outstanding debt obligation of $25.0 million due in June 2026 as further described in Note 11. This estimate does not include the remaining $95.0 million Upfront Payment from Hologen or the $135.0 million in potential near-term cash consideration from Lilly upon achievement of certain development and regulatory approval milestones.

Risks and Uncertainties

The Company operates in an industry that is subject to intense competition, government regulation and rapid technological change. The Company’s operations are subject to significant risk and uncertainties including financial, operational, technological, regulatory and other risks, including the potential risk of business failure.

The Company’s capital resources and operations to date have been funded primarily with the proceeds from the Company’s collaboration and business development activities and private and public equity offerings, as well as the proceeds from the debt financing described in Note 11. In the future, the Company may seek to raise additional capital through equity offerings, debt financings, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements or other sources to enable it to complete the development and potential commercialization of its product candidates.

2.       Summary of Significant Accounting Policies and Recent Accounting Pronouncements

Certain of the Company’s significant accounting policies are described below. All of the Company’s significant accounting policies are disclosed in the notes to the audited consolidated financial statements as of and for the year ended December 31, 2025 included in the Company’s Form 10-K.

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

MeiraGTx Neuro I, LLC, a Delaware limited liability company (“Meira Neuro US”);

MeiraGTx Neuro II, LLC, a Delaware limited liability company;

MeiraGTx Manufacturing Limited, a limited company incorporated under the laws of England and Wales (“Meira Manufacturing”);

MeiraGTx Ocular UK Limited, a limited company incorporated under the laws of England and Wales (“Meira Ocular”);

MeiraGTx Gene Regulation Limited, a limited company incorporated under the laws of England and Wales; and

MeiraGTx Neuro UK Limited, a limited company incorporated under the laws of England and Wales (“Meira Neuro UK”).

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

	March 31,	December 31,
	2026	2025
Cash and cash equivalents	$71,541	$65,931
Restricted cash	2,217	2,262
Total cash, cash equivalents and restricted cash in the condensed consolidated statement of cash flows	$73,758	$68,193

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

The table below represents the values of the Company's financial assets and liabilities that are required to be measured at fair value on a recurring basis (in thousands):

	Fair Value Measurement Using:
		Significant	Significant Other	Significant
	March 31,	Observable Inputs	Observable Inputs	Unobservable
Description	2026	(Level 1)	(Level 2)	(Level 3)
Cash equivalents	$13,929	$13,929	$—	$—

	Fair Value Measurement Using:
		Significant	Significant Other	Significant
	December 31,	Observable Inputs	Observable Inputs	Unobservable
Description	2025	(Level 1)	(Level 2)	(Level 3)
Cash equivalents	$60,253	$60,253	$—	$—

At March 31, 2026, the Company's financial instruments included cash and cash equivalents, restricted cash, accounts receivable – related party, and accounts payable. The carrying amounts reported in the Company's condensed consolidated financial statements for these instruments approximate their respective fair values because of the short-term nature of these instruments. In addition, at March 31, 2026, the Company believes the carrying value of the Tranche 1 Notes (as defined in Note 11) approximates fair value as the interest rate is reflective of the rate the Company could obtain on debt with similar terms and conditions.

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

During the three months ended March 31, 2025, the Company determined that it was reasonably certain to exercise its early termination option on an operating lease for laboratory and office space, for which the Company had an associated asset retirement obligation liability in the amount of $1.7 million and a corresponding leasehold improvement with a net book value of $0.3 million as of March 31, 2025. At that time, the landlord indicated that it would no longer require the Company to make any changes to the premises prior to the lease termination and the Company only expected to incur $0.1 million related to decontamination costs. Therefore, a change in estimate of the asset retirement obligation was recorded resulting in a gain on termination of lease liabilities of $1.3 million which is included in general and administrative expenses for the three months ended March 31, 2025 in the accompanying condensed consolidated statements of operations.

The change in asset retirement obligations is as follows (in thousands):

	For the Three-Month Periods Ended March 31,
	2026	2025
Balance at beginning of period	$1,399	$2,821
Change in estimate	—	(1,576)
Amortization of interest	36	63
Effects of exchange rate changes	(24)	36
Balance at end of period	$1,411	$1,344

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

The Company recognizes grant income when there is reasonable assurance that the Company will comply with the conditions attached to the grant and that it will receive the grant. During the three months ended March 31, 2026 and 2025, the Company recognized de minimis grant income as a reduction of research and development expenses in the accompanying condensed consolidated statements of operations and comprehensive loss.

Until the termination of the grant agreement in September 2030, Meira Ireland must maintain compliance with the terms of the grant. If the total number of jobs is less than 100 at the time of IDA Ireland’s annual review, the Company may have to repay a portion of the capital grant, and if a job for which the Company received employment grant funding remains vacant for a period in excess of six calendar months, the Company may have to repay the employment grant received for that job. As of March 31, 2026, the Company is in compliance with the terms of the grant.

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

Research and Development Services: Under the Original Asset Purchase Agreement, research and development services (PPQ services) are transferred over time, and recorded using as a cost-based input method of progress under service revenue – related party.

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

Treasury Shares

The Company accounts for treasury shares under the cost method. Treasury shares represent the Company’s ordinary shares that have been issued and subsequently reacquired by the Company. The shares are recorded at cost as a reduction of shareholders’ equity in the condensed consolidated balance sheets.

Treasury shares are held by the Company and may be reissued in the future; accordingly, they are not retired or cancelled upon repurchase.

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

The following securities are considered to be ordinary share equivalents, but were not included in the computation of diluted net loss per ordinary share because to do so would have been anti-dilutive:

	March 31,	March 31,
	2026	2025
Share options	7,548,411	8,022,989
Restricted share units	4,570,000	3,389,750
Warrants	700,000	700,000
	12,818,411	12,112,739

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

The following table sets forth information about the Company’s single reportable segment and the significant expenses reviewed by the CODM, including a reconciliation to net loss (in thousands):

	For the Three-Month Periods Ended March 31,
	2026	2025
Service revenue - related party	$293	$1,926
Operating expenses:
Cost of service revenue - related party	198	1,378
General and administrative	6,158	6,348
Clinical programs:
AAV-hAQP1	2,353	4,852
AAV-GAD	847	1,459
Other ocular diseases	—	1,445
Manufacturing	16,422	17,359
Preclinical programs:
Gene regulation	1,366	2,286
Neurodegenerative diseases	297	426
Ocular diseases	1,145	625
Other research and development[1]	5,662	(624)
Share-based compensation	3,654	4,887
Depreciation and amortization	3,008	3,081
Total operating expenses	41,110	43,522
Other segment items[2]	(5,496)	1,615
Segment net loss	$(46,313)	$(39,981)
Net loss	$(46,313)	$(39,981)

1 Other research and development is comprised of all other costs including payroll and payroll related costs, travel, rent and facilities costs and other non-program specific expenses.

2 Other segment items is comprised of foreign currency gain (loss), interest income, and interest expense.

The Company’s service revenue – related party and deferred revenue – related party from the Asset Purchase Agreement and related agreements were generated in the United Kingdom.

The following table summarizes long-lived assets by geographical area (in thousands):

The Company’s service revenue – related party and deferred revenue – related party from the Original Asset Purchase Agreement and related agreements were generated in the United Kingdom. The following table summarizes long-lived assets by geographical area (in thousands):

	March 31,	December 31,
	2026	2025
United States	$8,426	$8,830
United Kingdom	25,991	26,092
European Union	103,605	107,589
	$138,022	$142,511

Accounting Pronouncements Adopted

Effective January 1, 2026, the Company adopted ASU 2025-05, Financial Instrument – Credit Losses (ASC 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides targeted improvements to the accounting for credit losses. The adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements or related disclosures.

Recent Accounting Pronouncements Not Yet Adopted

In November 2024, the FASB issued ASU No. 2024-03, Income Statement: Reporting Comprehensive Income: Expense Disaggregation Disclosures (Subtopic 220-40), which requires public business entities to disclose additional information about specific expense categories in the notes to financial statements at interim and annual reporting periods. In January 2025, the FASB issued ASU No. 2025-01, Clarifying the effective date, which revised the effective date of ASU No. 2024-03 for interim periods. The guidance is effective for annual periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. The Company is currently assessing the impact of ASU 2024-03 and ASU 2025-01 on its condensed consolidated financial statements.

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

In December 2025, the FASB issued ASU 2025-10, Government Grants (ASC 832): Accounting for Government Grants Received by Business Entities. This update establishes guidance on the recognition, measurement, and presentation of government grants received by business entities. The new guidance leverages the principles in the accounting framework for government assistance in International Accounting Standard 20 “Accounting for Government Grants and Disclosure of Government Assistance.” The guidance is effective for interim periods within annual reporting periods beginning after December 15, 2028. Early adoption is permitted. The Company is currently evaluating the impact of ASU 2025-10 on its condensed consolidated financial statements and related disclosures.

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (ASC 270) Narrow-Scope Improvements. This update clarifies interim disclosure requirements, including providing a comprehensive list of interim disclosure requirements under U.S. GAAP and a disclosure principle that requires entities to disclose events since the last annual reporting period that have a material impact on the entity. The guidance is effective for interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company does not expect any significant impact on its financial condition or results of operations upon adoption.

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

3.       Equity Method and Other Investments

The Company’s investments consist of the following (in thousands):

		March 31, 2026
Investee	Investment Type	Ownership Percentage	Carrying Value	Cost Basis
Visiogene LLC	Equity Method Investment	25.0%	$5,133	$5,165
Other	Equity Investment	0.9%	1,616	1,500
Total equity method and other investments			$6,749	$6,665

		March 31, 2025
Investee	Investment Type	Ownership Percentage	Carrying Value	Cost Basis
Visiogene LLC	Equity Method Investment	25.0%	$5,133	$5,165
Other	Equity Investment	0.9%	1,616	1,500
Total equity method and other investments			$6,749	$6,665

4.       Accrued Expenses

Accrued expenses for the periods presented are comprised of the following (in thousands):

	March 31,	December 31,
	2026	2025
Compensation and benefits	$10,608	$12,810
Professional fees	3,917	6,069
Research and development	3,289	3,867
Interest on Tranche 1 Notes	2,569	2,710
Manufacturing costs	1,625	3,378
Clinical trial costs	962	1,429
Other	2,269	2,630
	$25,239	$32,893

5.	Other Current Liabilities

Other current liabilities for the periods presented are comprised of the following (in thousands):

	March 31,	December 31,
	2026	2025
Advance payments from Hologen	$105,000	$50,000
Other	108	283
	$105,108	$50,283

Current liabilities include $105.0 million related to advance payments received from Hologen in connection with the strategic collaboration. These amounts represent non-refundable upfront payments received prior to the Hologen Initial Closing Date as described in Note 1.

6.       Share-Based Compensation

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

Options

A summary of the Company’s share option activity related to employees, non-employee members of the board of directors and non-employee consultants as of December 31, 2025 and for the three-month period ended March 31, 2026 is as follows (in thousands, except share and per share amounts):

			Weighted-
		Weighted-	Average
		Average	Remaining
	Number of	Exercise	Contractual
	Options	Price	Term (years)
Outstanding at December 31, 2025	7,859,338	$12.29	4.58
Granted	—	$—
Exercised	(8,215)	$7.38
Forfeited	(98,074)	$15.76
Expired	(204,638)	$7.72
Outstanding at March 31, 2026	7,548,411	$12.36	4.51
Options exercisable at March 31, 2026	6,930,800	$12.82	4.23
Options vested and expected to vest at March 31, 2026	7,548,411	$12.36	4.51
Aggregate intrinsic value of options outstanding as of March 31, 2026	$5,248
Aggregate intrinsic value of options exercisable as of March 31, 2026	$4,371

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

The Company recorded the following share-based compensation expense in connection with the options for the three-month periods ended March 31, 2026 and 2025 (in thousands):

	Three-Month Periods Ended March 31,
	2026	2025
Research and development	$330	$939
General and administrative	286	597
Total share-based compensation	$616	$1,536

The total fair value of options vested during the three-month periods ended March 31, 2026 and 2025 was $0.8 million and $2.0 million, respectively.

There were no options granted during the three-month periods ended March 31, 2026 and 2025.

As of March 31, 2026, the total compensation expense relating to unvested options granted that had not yet been recognized was $2.6 million, which is expected to be realized over a period of 3.2 years. The Company will issue shares upon exercise of options from ordinary shares reserved under the Plans.

Restricted Share Units

A summary of the Company’s RSU activity related to employees, non-employee members of the board of directors and non-employee consultants as of December 31, 2025 and for the three-month period ended March 31, 2026 is as follows:

		Weighted-
	Number of	Average
	Restricted	Grant Date
	Share Units	Fair Value
Outstanding at December 31, 2025	6,184,250	$7.00
Vested	(1,614,250)	$9.03
Outstanding at March 31, 2026	4,570,000	$6.28

RSUs granted generally vest 50% on the second anniversary of the date of grant and 25% on the third and fourth anniversaries of the date of grant. Annual RSUs granted to directors generally vest in a single installment on the earliest to occur of the first anniversary of the grant date or the day immediately prior to the date of the next annual meeting of the Company’s shareholders occurring after the date of grant. The RSUs granted to the directors in June 2021 will be paid on or within 30 days after the date a director ceases to serve on the board. For RSUs granted in June 2022 and future years, the directors may annually elect whether to defer the payment of their annual RSU awards under the Deferred Compensation Plan for Non-Employee Directors, which was adopted by the board on December 17, 2021.  As of March 31, 2026, there were 497,500 vested shares that have been deferred and are excluded from ordinary shares outstanding. The related share-based compensation expense, which is recognized ratably over the requisite service period, is included in general and administrative and research and development expenses, as applicable, in the condensed consolidated statements of operations and comprehensive loss.

The Company recorded the following share-based compensation expense in connection with the RSUs for the three-month periods ended March 31, 2026 and 2025 (in thousands):

	Three-Month Periods Ended March 31,
	2026	2025
Research and development	$642	$1,107
General and administrative	2,396	2,244
Total share-based compensation	$3,038	$3,351

As of March 31, 2026, the total compensation expense relating to unvested RSUs granted that had not yet been recognized was $21.7 million, which is expected to be realized over a period of 3.0 years. As of March 31, 2025, the total compensation expense relating to unvested RSUs granted that had not yet been recognized was $18.5 million, which is expected to be realized over a period of 3.1 years.

To satisfy employee minimum statutory tax withholding requirements for restricted share units that vest, the Company withholds a portion of the vested ordinary shares. During the three months ended March 31, 2026 and 2025, the Company withheld 798,155 and 405,459 ordinary shares with a total value of $6.0 million and $2.8 million, respectively. These amounts are presented as a cash outflow from financing activities in the accompanying condensed consolidated statement of cash flows.

During the three-month periods ended March 31, 2026 and 2025, the Company recognized total share-based compensation expense in the accompanying condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three-Month Periods Ended March 31,
	2026	2025
Research and development	$972	$2,046
General and administrative	2,682	2,841
Total share-based compensation	$3,654	$4,887

The Company does not expect to realize any tax benefits from its share option activity or the recognition of share-based compensation expense because the Company currently has net operating losses and has a full valuation allowance against its deferred tax assets. Accordingly, no amounts related to excess tax benefits have been reported in cash flows from operations or cash flows from financing activities for the three-month periods ended March 31, 2026 and 2025.

7.       Ordinary Shares

At-the-Market

In December 2023, the Company entered into an “at-the-market” sales agreement with BofA Securities, Inc., or BofA, pursuant to which the Company may sell from time to time, ordinary shares having an aggregate offering price of up to $100.0 million through BofA, acting as the Company’s agent. During the three-month periods ended March 31, 2026 and 2025, the Company raised gross proceeds of $14.0 million and $4.5 million, respectively, through the sale of 1,770,729 and 563,379 ordinary shares, respectively, pursuant to an “at-the-market” equity offering program. Under the “at-the-market” equity program which is currently effective and may remain available for the Company to use in the future, the Company may sell an additional $62.6 million of ordinary shares. Whether the Company chooses to affect future sales under the “at-the-market” equity offering program will depend on a number of factors, including, among others, market conditions and the trading price of the Company’s ordinary shares relative to other sources of capital.

Treasury Shares

On December 31, 2025, the Company entered into a share purchase agreement to repurchase 2,300,000 of its ordinary shares from Perceptive Life Sciences Master Fund, Ltd., an affiliate of Perceptive Advisors LLC, at a purchase price of $7.91 per share, for an aggregate purchase price of $18.2 million. The repurchase transaction was completed on January 5, 2026, at which time the Company acquired the shares and recorded them as treasury shares, resulting in a reduction of shareholders’ equity.

8.       Income Taxes

The Company did not record a provision for income taxes for the three-month periods ended March 31, 2026 and 2025, as the Company has generated losses for all periods.

The Company periodically evaluates the realizability of its deferred tax assets based on all available evidence, both positive and negative. The realization of deferred tax assets is dependent on the Company’s ability to generate sufficient future taxable income during periods prior to the expiration of tax attributes to fully utilize these assets. The Company weighed both positive and negative evidence and determined that there is a continued need for a full valuation allowance on its deferred tax assets (after consideration of the reversal of the deferred tax liabilities for the ROU assets and fixed assets) in the United States, United Kingdom, Ireland, France and Netherlands as of March 31, 2026. Should the Company determine that it would be able to realize its remaining deferred tax assets in the foreseeable future, an adjustment to its remaining deferred tax assets would cause a material increase to income in the period such determination is made.

9.       Related-Party Transactions

Relationship with Janssen Pharmaceuticals, Inc.

On December 20, 2023, the Company entered into the Original Asset Purchase Agreement with Janssen pursuant to which the Company sold and assigned certain rights related to the RPGR Product, as well as other related assets. At the same time, the Company entered into a Supply Agreement to manufacture and supply the RPGR Product for Janssen. Under the Original Asset Purchase Agreement, the Company received a non-refundable upfront payment of $65.0 million in December 2023 and, during 2024, received $60.0 million in milestone payments.

The agreements entered into in December 2023 were executed at the same time and were negotiated with a single commercial objective; therefore, they were combined and accounted for as a single contract. The transaction price included the upfront payment, milestone payments received, and other elements of variable consideration, and was allocated to the identified performance obligations, including technology transfer, manufacturing-related services and the transfer of intellectual property. Revenue has been recognized based on the satisfaction of these performance obligations, and, as of March 31, 2026, the aggregate transaction price allocated to unsatisfied performance obligations was $66.8 million.

On April 15, 2026, the Company entered into an agreement to reacquire the RPGR Product from Janssen and terminate the Original Asset Purchase Agreement and the Supply Agreement. As a result, the remaining performance obligations and associated deferred revenue balances and outstanding accounts receivable balances as of March 31, 2026 are expected to be impacted by the termination and will not be recognized as originally anticipated. See Note 13 – Subsequent Events.

A summary of the deferred revenue is as follows (in thousands):

Deferred revenue at December 31, 2025	$66,896
Other amounts collected or invoiced	65
Deferred revenue recognized as service revenue during the three-month period ended March 31, 2026	(125)
Deferred revenue at March 31, 2026	$66,836

During the three-month periods ended March 31, 2026 and 2025, the Company recognized $0.1 million and $0.7 million, respectively, of deferred revenue – related party as service revenue in connection with PPQ services under the Original Asset Purchase Agreement and related agreements.

During the three-month periods ended March 31, 2026 and 2025, the Company recognized $0.3 million and $1.9 million of service revenue, inclusive of the $0.1 million and $0.7 million, respectively, of deferred revenue – related party recognized as service revenue, based on cumulative progress of PPQ services under the Original Asset Purchase Agreement and related agreements.

Debt Financing

On August 2, 2022 the Company, as borrower, and Meira UK II and Meira Ireland, as guarantors (the “Subsidiary Guarantors”), entered into a senior secured financing arrangement (the “Financing Agreement”) by and among the Company, the Subsidiary Guarantors, the lenders and other parties from time to time party thereto and Perceptive Credit Holdings III, LP, as administrative agent and lender (“Perceptive”). On December 19, 2022, the Financing Agreement was converted to a notes purchase agreement and guaranty (the “Notes Purchase Agreement”) between the same parties and under substantially the same terms and conditions as the Financing Agreement, subject to certain customary note constitution terms. Pursuant to an amendment to the Notes Purchase Agreement entered into on March 25, 2026, the maturity date of the Notes Purchase Agreement was extended from August 2, 2026 to May 2, 2027 and the Company agreed to redeem a portion of the outstanding principal amount of the Tranche 1 Notes equal to $25.0 million on or before June 30, 2026. The parties also agreed to amend the warrants further described in Note 11 to change the exercise price to $8.00 per share. Pursuant to another amendment to the Notes Purchase Agreement entered into on May 12, 2026, the maturity date of the Notes Purchase Agreement was extended from May 2, 2027 to July 1, 2027. Perceptive Advisors LLC, an affiliate of Perceptive, is a greater than 10% holder of the ordinary shares of the Company. Additionally, Ellen Hukkelhoven, Ph.D., a director of the Company, is an employee of Perceptive Advisors LLC. Refer to the discussion in Note 11 for further information related to the accounting for the debt financing.

Share Repurchase

On December 31, 2025, the Company entered into a share purchase agreement to repurchase 2,300,000 of its ordinary shares from Perceptive Life Sciences Master Fund, Ltd., an affiliate of Perceptive Advisors LLC, at a purchase price of $7.91 per share, for an aggregate purchase price of $18.2 million. The repurchase transaction was completed on January 5, 2026, at which time the Company acquired the shares and recorded them as treasury shares, resulting in a reduction of shareholders’ equity.

10.    Leases

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

Total rent expense under these leases was $1.2 million and $1.3 million for the three-month periods ended March 31, 2026 and 2025, respectively.

There were no new leases recognized during the three-month periods ended March 31, 2026 and 2025.

During the three months ended March 31, 2025, the Company determined that it was reasonably certain to exercise its early termination option on an operating lease for laboratory and office space, resulting in a remeasurement of the ROU asset and lease liability reflected in the accompanying condensed consolidated balance sheets.

The components of lease cost for the three-month periods ended March 31, 2026 and 2025 are as follows (in thousands):

	Three-Month Periods Ended March 31,
	2026	2025
Finance lease cost
Amortization of right-of-use assets	$308	$138
Interest on lease liabilities	5	—
Total finance lease cost	313	138
Operating lease cost	1,169	1,284
Short-term lease cost	130	95
Total lease cost	$1,612	$1,517

Amounts reported in the condensed consolidated balance sheets for leases where the Company is the lessee as of March 31, 2026 and December 31, 2025 were as follows (in thousands):

	March 31,		December 31,
	2026		2025
Operating leases
Right-of-use assets	$12,124		$12,852
Capitalized lease obligations	$12,832		$14,202
Finance leases
Right-of-use assets	$22,831		$23,616
Capitalized lease obligations	$136		$147
Weighted-average remaining lease term
Operating leases	6.2	years	6.4	years
Finance leases	172.7	years	172.9	years
Weighted-average discount rate
Operating leases	11.2%		11.2%
Finance leases	13.0%		13.0%

Other information related to leases for the three-month periods ended March 31, 2026 and 2025 are as follows (in thousands):

	Three-Month Periods Ended March 31,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$1,740	$1,201
Financing cash flows from finance leases	$14	$—

Future minimum lease payments under non-cancellable leases as of March 31, 2026 are as follows (in thousands):

	Operating Leases	Finance Leases
2026	$2,709	$42
2027	3,794	56
2028	3,451	56
2029	2,383	14
2030	1,850	—
Thereafter	4,201	—
Total undiscounted lease payments	$18,388	$168
Less: Imputed interest	(5,556)	(32)
Total lease liabilities	$12,832	$136

11.    Debt Financing

On August 2, 2022 the Company, and the Subsidiary Guarantors, entered into the Financing Agreement with Perceptive. On December 19, 2022, the Financing Agreement was converted to a Notes Purchase Agreement between the same parties and under substantially the same terms and conditions as the Financing Agreement, subject to certain customary note constitution terms.

The Notes Purchase Agreement provides for an initial $75.0 million notes issuance (the “Tranche 1 Notes”). Pursuant to an amendment to the Notes Purchase Agreement entered into on March 25, 2026, the maturity date of the Notes Purchase Agreement has been extended from August 2, 2026 to May 2, 2027 and the Company has agreed to redeem a portion of the outstanding principal amount of the Tranche 1 Notes equal to $25.0 million on or before June 30, 2026. Pursuant to another amendment to the Notes Purchase Agreement entered into on May 12, 2026, the maturity date of the Notes Purchase Agreement was extended from May 2, 2027 to July 1, 2027. The Company has the option to redeem outstanding principal notes at any time along with an applicable early redemption fee. Outstanding amounts under the Notes Purchase Agreement bear interest at a fluctuating rate per annum equal to 10.00% plus the secured overnight financing rate administered by the Federal Reserve Bank of New York for a one-month tenor, subject to a 1.00% floor. The annual interest rate was 13.70% at March 31, 2026. As of March 31, 2026, the outstanding balance of the Tranche 1 Notes was $75.0 million plus accrued interest of $2.6 million. During the three months ended March 31, 2026 and 2025, the Company recorded interest expense of $2.6 million and $2.7 million, respectively.

The Company’s obligations under the Notes Purchase Agreement are secured by the Company’s London, United Kingdom and Shannon, Ireland manufacturing facilities, $3.0 million of the Company’s cash and the bank accounts of the Subsidiary Guarantors, and the issued and outstanding equity interests of the Subsidiary Guarantors.

The Notes Purchase Agreement imposes certain covenants and restrictions on the Company and the Subsidiary Guarantors, including restrictions pertaining to: (i) the incurrence of additional indebtedness, (ii) limitations on liens,(iii) limitations on certain investments, (iv) making distributions, dividends and other payments, (v) mergers, consolidations and acquisitions, (vi) dispositions of assets, (vii) the Company’s maintenance of at least $3.0 million in a U.S. bank account, (viii) transactions with affiliates, (ix) changes to governing documents, (x) changes to certain agreements and leases and (xi) changes in control; however, certain of these restrictions contain exceptions which allow the Company to license, sell and monetize assets in its AAV-hAQP1 program in development to treat radiation-induced xerostomia, its AAV-GAD program in development to treat Parkinson’s disease and its gene regulation platform technologies. As of March 31, 2026, the Company is in compliance with all covenants.

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

The Company also capitalized certain lender and legal costs associated with the Notes Purchase Agreement totaling $2.1 million, which were recorded as a discount to the loan. The aggregate discount of $4.4 million is being amortized to interest expense over the term of the Notes Purchase Agreement. The Company amortized $0.2 million and $0.3 million of the discount to interest expense during the three months ended March 31, 2026 and 2025, respectively. At March 31, 2026, the remaining unamortized discount was $0.4 million.

12. Commitments and Contingencies

The Company has filed claims for research and development tax credits in Ireland for the 2023 and 2024 fiscal years. The total potential benefit associated with the filed claims is approximately $7.3 million. These claims are currently under review by the Irish tax authorities. As this represents the Company’s first time claiming such credits in Ireland, and the ultimate approval, timing, and amount of any refund remains uncertain, the Company has not recognized a receivable or related income as of March 31, 2026. Any amounts ultimately approved and received will be recognized in the period in which realization becomes probable and reasonably estimable.

13.    Subsequent Events

Asset Purchase Agreement and Related Agreements with Janssen Pharmaceuticals, Inc.

On April 15, 2026, the Company entered into an asset purchase agreement with Janssen to reacquire all rights, title and interest in botaretigene sparoparvovec (bota-vec) and other assets related to the RPGR Product. In connection with this transaction, the Company agreed to make an upfront cash payment of $25.0 million, as well as certain future milestone and royalty payments tied to regulatory approval and commercial performance. Concurrently, the parties entered into the Termination Agreement that terminated the Original Asset Purchase Agreement, the Supply Agreement and certain other documents related to the Original Asset Purchase Agreement.

As a result of the termination of these agreements, all remaining rights and obligations under the prior arrangements, including any remaining performance obligations and related deferred revenue balances and outstanding accounts receivable balances as of March 31, 2026 are expected to be impacted and will no longer be recognized as originally anticipated. Certain provisions of the prior agreements may survive in accordance with their terms or as set forth in the Termination Agreement.

For additional information regarding the repurchase of the RPGR Product, see Note 1. The Company is currently evaluating the accounting impact of these transactions, including the treatment of previously recognized deferred revenue and related balances.

Equity Issuance

On April 17, 2026, the Company completed a public equity offering of 11,111,111 ordinary shares at a price of $9.00 per share, resulting in gross proceeds of approximately $100.0 million and estimated net proceeds of $93.3 million, after deducting underwriting discounts, commissions and offering expenses payable by the Company. The net proceeds from the offering are expected to be used for general corporate purposes, including working capital and capital expenditures.

Initial Closing of Strategic Collaboration with Hologen

On April 20, 2026, the Company completed the initial closing of its strategic collaboration with Hologen. In connection with the initial closing:

●	The Company, Hologen and/or certain of their affiliates entered into amendments to the Neuro Framework Agreement and the Manufacturing Framework Agreement to reflect certain pre-closing transactions and updated terms of the collaboration;
●	The Company, Hologen and certain of their affiliates entered into the Hologen Collaboration Agreement for the research, development, manufacture and commercialization of the Clinical Programs and the Delivery Device; and
●	In April 2026 prior to the Initial Closing Date, equity interests were issued in Hologen Neuro AI and MeiraGTx Manufacturing in consideration for the $105.0 million in payments Hologen previously made to the Company as part of the Upfront Payment under the Framework Agreements, resulting in Hologen owning a majority ownership interest in Hologen Neuro AI and a minority ownership interest in MeiraGTx Manufacturing.

Following the Hologen Initial Closing Date, Hologen has also committed to fund the remaining portion of the Upfront Payment provided for under the Framework Agreements.

For additional information regarding the initial closing of the strategic collaboration with Hologen, see Note 1. The Company is currently evaluating the accounting treatment of these transactions.

Debt Financing

On May 12, 2026, the Company, as issuer, and the Subsidiary Guarantors, the noteholders and other parties from time to time party to the Notes Purchase Agreement, and Perceptive, as administrative agent and lender under the Notes Purchase Agreement, entered into Amendment No. 5 to Amended and Restated Notes Purchase Agreement to extend the maturity date of the Notes Purchase Agreement from May 2, 2027 to July 1, 2027.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of financial condition and operating results together with our financial statements and related notes appearing in this Quarterly Report on Form 10-Q (“Form 10-Q”) and those included in our Annual Report on Form 10-K for the year ended December 31, 2025 (the “Form 10-K”). Some of the information contained in this discussion and analysis or set forth elsewhere in this Form 10-Q, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many important factors, including those set forth in the “Risk Factors” section of this Form 10-Q, our actual results could differ materially from the results described in, or implied by, the forward-looking statements contained in the following discussion and analysis. For convenience of presentation some of the numbers have been rounded in the text below. Unless the context requires otherwise, references in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to the “Company,” “we,” “us” and “our” refer to MeiraGTx Holdings plc and its subsidiaries.

Overview

We are a vertically integrated, clinical-stage genetic medicines company with a broad pipeline of four late-stage clinical programs. Each of these programs uses local delivery of small doses, resulting in disease-modifying effects in both inherited and more common diseases, in the eye, Parkinson’s disease and radiation-induced xerostomia. We use our innovative technology in optimization of capsids, promoters, and novel translational control elements to develop best-in-class, potent, safe viral vectors. Our broad pipeline is supported by end-to-end in-house manufacturing. We have built the most comprehensive manufacturing capabilities in the industry, including two that are licensed for good manufacturing practices (“GMP”) viral vector production and a GMP Quality Control facility with clinical and commercial licensure. In addition, we have developed a proprietary manufacturing platform process over 9 years based on more than 20 different viral vectors with leading yield and quality aspects and commercial readiness. Uniquely, we have developed a novel technology for in vivo delivery of any biologic therapeutic using oral small molecules. This transformative riboswitch gene regulation technology allows precise, dose-responsive control of gene expression by oral small molecules. We are focusing the riboswitch platform on the regulated in vivo delivery of metabolic peptides, including GLP-1, GIP, glucagon, amylin, PYY and leptin, as well as cell therapy, CAR-T for liquid and solid tumors and autoimmune diseases, and additionally, PNS targets addressing long-term intractable pain. We have developed the technology to apply genetic medicine to common diseases, increasing efficacy, addressing novel targets, and expanding access in some of the largest disease areas where the unmet need remains high.

Our discussion of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). Since our formation, we have devoted substantially all of our resources to developing our technology platform, establishing our viral vector manufacturing facilities and our GMP plasmid and DNA production facility and developing manufacturing processes, advancing the product candidates in our ophthalmology, salivary gland and neurodegenerative disease programs, building our intellectual property portfolio, organizing and staffing our company, developing our business plan, raising capital, and providing general and administrative support for these operations. To date, we have financed our operations primarily with cash on hand and proceeds from the sales of our equity securities, debt financing, strategic collaborations and asset sales, including and upfront and milestone payments in connection with the Collaboration, Option and License Agreement with Janssen Pharmaceuticals, Inc. (“Janssen”), dated as of January 30, 2019 (the “Janssen Collaboration Agreement”), for the research, development and commercialization of gene therapies for the treatment of inherited retinal disease, which also provided us with research funding, the Asset Purchase Agreement, dated as of December 20, 2023, we entered into with Janssen (the “Original Asset Purchase Agreement”) pursuant to which we sold to Janssen botaretigene sparoparvovec, or bota-vec, for the treatment of X-linked retinitis pigmentosa (“XLRP”) related to mutations in the retinitis pigmentosa GTPase regulator gene (the “RPGR Product”), and other related assets as described in the Original Asset Purchase Agreement, the Framework Agreements (as defined below), each dated as of March 9, 2025, we and certain of our affiliates entered into with Hologen Limited (“Hologen”) and certain of its affiliates as further described below, and the Strategic Collaboration and License Agreement, dated as of November 7, 2025 (the “Lilly Collaboration Agreement”), we entered into with Eli Lilly and Company (“Lilly”) for the research, development and commercialization of genetic medicines in and related to the area of ophthalmology. Through March 31, 2026, we received gross proceeds of approximately $651.3 million from sales of our equity securities, gross proceeds of approximately $75.0 million from issuance of debt and a total of $435.0 million from the collaboration, license, framework and asset purchase agreements described above. As of March 31, 2026, we had cash, cash equivalents and restricted cash of $73.8 million, as well as a $3.3 million receivable from Janssen in the first quarter of 2026 in connection with the process performance qualification (“PPQ”) and transition services we provided to Janssen under the Original Asset Purchase Agreement.

We are a clinical stage company and have not generated any product revenues to date. We have ongoing clinical development programs and a broad pipeline of preclinical programs. Since inception, we have incurred significant operating losses. Our net losses for the three-month periods ended March 31, 2026 and 2025 were $46.3 million and $40.0 million, respectively. As of March 31, 2026, we had an accumulated deficit of $862.5 million. We do not expect to generate revenue from sales of products unless and until we successfully initiate and complete clinical development and obtain regulatory approval for any product candidates, or satisfy our third party obligations.

Our total operating expenses for the three-month periods ended March 31, 2026 and 2025 were $41.1 million and $43.5 million, respectively. We expect to continue incurring costs associated with our clinical activities for AAV-hAQP1 for the treatment of radiation-induced xerostomia and bota-vec for the treatment of XLRP associated with mutations in the RPGR gene, as well as for AAV-GAD for the treatment of Parkinson’s disease, although certain of these increases relating to AAV-GAD are expected to be offset by the funding provided by Hologen as part of the strategic collaboration we entered into with them. We also expect to continue to incur costs relating to AAV-AIPL1 for the treatment of LCA4, which costs can be offset by the funding in connection with the Lilly Collaboration Agreement. We also incurred expenses during the three-month period ended March 31, 2026 and expect to continue to incur expenses related to research activities in additional therapeutic areas to expand our pipeline, developing our potentially transformative gene regulation technology, hiring additional personnel as needed in manufacturing, research, clinical operations, quality and other functional areas, and associated cash and share-based compensation expense, as well as the further development of internal manufacturing capabilities and capacity and other associated costs including the management of our intellectual property portfolio.

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

Based on our cash, cash equivalents and tax incentive receivable at March 31, 2026, together with the approximately $100.0 million gross proceeds from the public equity offering in the second quarter of 2026 and the remaining $95.0 million upfront payment due from Hologen and associated reimbursements, we estimate that such funds will be sufficient to enable us to fund our operating expenses and capital expenditure requirements into the second half of 2028, including the $25.0 million upfront cash payment to Janssen for the reacquisition of bota-vec as further described below and the repayment of our debt obligation to Perceptive Credit Holdings III, LP (“Perceptive”) of $25.0 million (due in June 2026) and $50.0 million (due in July 2027) under the Notes Purchase Agreement. We have based these estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. See “Liquidity and Capital Resources.” Because of the numerous risks and uncertainties associated with the development of our product candidates, any future product candidates, our platform and technology and because the extent to which we may enter into collaborations with third parties for development of any of our product candidates is unknown, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidates.

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

Asset Purchase and Related Agreements with Janssen Pharmaceuticals, Inc.

On April 15, 2026 (the “Janssen Closing Date”), we and Meira Ocular entered into and consummated an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Janssen pursuant to which Janssen sold and assigned to us, and we purchased and assumed, that certain License Agreement, dated February 5, 2019, by and between UCLB Business Plc (now UCL Business Ltd.) and Janssen (the “UCLB License Agreement”), relating to the research, development, manufacture and exploitation of the RPGR Product and other related assets as described in the Asset Purchase Agreement.

We agreed to pay an upfront cash purchase price of $25.0 million to Janssen. Additionally, pursuant to and subject to the terms and conditions set forth in the Asset Purchase Agreement, we agreed to pay Janssen a one-time, future contingent consideration of $50.0 million upon both of the following milestones being achieved: (i) our or our affiliates’ receipt of regulatory approval for an RPGR Product in the United States and (ii) aggregate net sales by us or our affiliates of all RPGR Products in the United States since the Janssen Closing Date first exceeds $250.0 million. We have also agreed to pay Janssen royalties, based on future net sales globally of the RPGR Product by us or our affiliates, in the mid-teens percentage of annual net sales for the RPGR Product commencing on or after July 1, 2029. Additionally, we will pay a portion of upfront and milestone payments to Janssen in the event we or any of our affiliates may receive payments from a third party if we or any of our affiliates grant any license or right to develop or commercialize any RPGR Product to such third party, as well as make royalty payments to Janssen for a given RPGR Product based on (A) royalty payments we or our affiliates may receive from such third party (after deduction of any royalty payments due under the UCLB License Agreement) and (B) net sales of a given RPGR Product by such third party.

In connection with the entering into the Asset Purchase Agreement, we and Janssen entered into a Termination Agreement on the Janssen Closing Date (the “Termination Agreement”) terminating the Original Asset Purchase Agreement pursuant to which we sold the RPGR Product to Janssen. The Termination Agreement also terminated that certain Supply Agreement, dated as of December 20, 2023 by and between Meira UK II and Janssen (the “Supply Agreement”), and certain other documents related to the Original Asset Purchase Agreement.

Johnson & Johnson Innovation – JJDC, Inc. (“JJDC”), the investment arm of Johnson & Johnson and owner of Janssen, owns more than 5% of our outstanding shares. JJDC and Janssen have agreed not to sell or transfer any of our ordinary shares or securities convertible into, exchangeable for, or exercisable for our ordinary shares, for twelve months after the Janssen Closing Date and following such twelve month period, if Janssen ever intends to sell our shares after the twelve month period, they will provide written notice to us at least five business days prior to taking any action.

Eli Lilly and Company Collaboration Agreement

On November 7, 2025 (the “Lilly Effective Date”), our affiliates MeiraGTx Ocular UK Limited (“Meira Ocular”), MeiraGTx Limited and MeiraGTx UK II Limited (“Meira UK II”), entered into the Lilly Collaboration Agreement with Lilly for the research, development and commercialization of genetic medicines in and related to the area of ophthalmology. Under the Lilly Collaboration Agreement, Meira has granted Lilly exclusive, worldwide rights to research, develop and commercialize our product candidate AAV-AIPL1, which treats Leber congenital amaurosis 4, or LCA4, caused by mutations in the AIPL1 gene, as well as two other preclinical product candidates which are intended to treat other inherited retinal dystrophies. As of the Lilly Effective Date, Lilly has (i) an exclusive license to proprietary intravitreal capsids for use with up to five targets, relating to or useful in the field of ophthalmology, to be selected by Lilly, (ii) an exclusive license to proprietary pan-retinal or rod-specific promoters for use with up to five targets, relating to or useful in the field of ophthalmology, to be selected by Lilly and (iii) a right of first designation with respect to certain target-specific transactions that Meira Ocular or its affiliates may seek to pursue in the field of ophthalmology. Lilly also has a right of first negotiation for use of our proprietary riboswitch technology in the field of ophthalmological gene editing.

Under the terms of the Lilly Collaboration Agreement, Meira received an upfront payment of $75.0 million after signing the Lilly Collaboration Agreement and will be eligible to receive up to over $400.0 million in total milestone payments, including up to $135.0 million in other potential near-term cash consideration upon the achievement of certain development and regulatory approval milestones. Lilly has the right to research, develop and commercialize products under the Lilly Collaboration Agreement, at its cost. To the extent certain activities are performed by us in connection with the collaboration, we may receive reimbursement for such activities in accordance with the terms of the Lilly Collaboration Agreement. The Lilly Collaboration Agreement also provides for tiered royalties to be paid to Meira Ocular.

Hologen Transactions

On March 9, 2025 (the “Hologen Signing Date”), we and certain of our affiliates entered into a strategic collaboration with Hologen and certain of its affiliates. Hologen is a leading developer of multi-modal generative AI foundation models of real-world clinical data for clinical medicine and pharmaceutical drug development. As part of the strategic collaboration, we and Hologen entered into the Framework Agreements (as defined below), pursuant to which we and our affiliates would receive from Hologen an upfront cash payment of $200.0 million (the “Upfront Payment”), and Hologen would provide additional funding of up to an additional $230.0 million to finance the development of our AAV-GAD program in Parkinson’s disease to commercialization, as well as other locally-delivered therapies in the central nervous system. As part of the strategic collaboration, we also received an aggregate of 500,000 Class A shares of Hologen at a nominal price. As of March 31, 2026, Hologen made payments in the aggregate amount of $105.0 million to us as part of its commitment toward the Upfront Payment in advance of the closing of the transactions contemplated under the Framework Agreements.

On the Hologen Signing Date, we, MeiraGTx Neuro UK Limited (“Meira Neuro UK”), Hologen Neuro AI Limited, a non-cellular company limited by shares incorporated in Guernsey and an affiliate of Hologen (“Hologen Neuro”), and Hologen, entered into that certain Framework Agreement (the “Neuro Framework Agreement”), pursuant to which, on Completion (as defined under the Neuro Framework Agreement), we, Meira Neuro UK, MeiraGTx Neuro I, LLC (“Meira Neuro US”), Hologen, Hologen Neuro and Hologen Neuro AI UK Limited, a private company limited by shares incorporated in England (“Hologen Neuro UK”), would enter into a Collaboration and License Agreement (the “Hologen Collaboration Agreement”) for the research, development, manufacture and commercialization of our (i) AAV-GAD investigational gene therapy for the treatment of Parkinson’s disease, AAV-BDNF investigational gene therapy for the treatment of genetic obesity disorders and other potential locally delivered genetic medicines to the central nervous system (the “Clinical Programs”) and (ii) proprietary device designed to effect the local delivery of a gene therapy product into the central nervous system or any topographic or subcutaneous tissue modification on the face and scalp, of humans or animals (the “Delivery Device”), in each case, in accordance with the terms and conditions of the Hologen Collaboration Agreement.

Also on the Hologen Signing Date, MeiraGTx Manufacturing Limited (“Meira Manufacturing”), MeiraGTx Limited and Hologen, entered into that certain Framework Agreement (the “Manufacturing Framework Agreement” and, together with the Neuro Framework Agreement, the “Framework Agreements”), pursuant to which, on Completion (as defined in the Manufacturing Framework Agreement), Hologen would acquire a minority interest in Meira Manufacturing, an entity that comprises our flexible and scalable end-to-end genetic medicines manufacturing business. Hologen would also contribute a portion of the annual funding to Meira Manufacturing.

On April 2, 2026, the parties to the Framework Agreements entered into Amendment No. 1 to the Deed of Commitment Agreement (“Amendment to Commitment Agreement”) to agree, among other things, (i) to amend the Framework Agreements (A) to provide for additional conditions that must be met prior to Completion (as such term is defined under each of the Framework Agreements) relating to the allocation of the $105.0 million in payments Hologen previously made to us as part of its commitment toward the Upfront Payment as further described below, and (B) to provide that following Completion, Hologen shall fund the remaining portion of the Upfront Payment provided for under the Framework Agreements, and (ii) that Hologen would deploy any funds it raises to pay the remaining portion of the Upfront Payment.

On April 20, 2026 (the “Hologen Initial Closing Date”), we and certain of our affiliates completed the initial closing of the strategic collaboration with Hologen and certain of its affiliates. Prior to the Hologen Initial Closing Date, Meira Neuro UK, Hologen Neuro and Hologen entered into a subscription agreement pursuant to which Meira Neuro UK subscribed for Class A shares in Hologen Neuro in consideration for the provision of services to Hologen Neuro and Hologen Neuro UK as specified in the Hologen Collaboration Agreement, including services relating to the development of the Clinical Programs and the Delivery Device and certain other transition services, and Hologen subscribed for Class B shares in Hologen Neuro in consideration for a portion of the $105.0 million in payments Hologen previously made to us as part of its commitment toward the Upfront Payment. We then applied a portion of the $105.0 million in payments Hologen previously made to us equal to Hologen’s subscription price to satisfy the portion of the Upfront Payment due to Meira Neuro US under the Neuro Framework Agreement and Hologen Collaboration Agreement. On the Hologen Initial Closing Date, the parties to the Neuro Framework Agreement entered into an amendment to the Neuro Framework Agreement (the “Amendment to the Neuro Framework Agreement”) to, among other things, reflect the pre-closing issuance of the Hologen Neuro shares as additional conditions that needed to be met prior to Completion (as defined under the Neuro Framework Agreement) and to provide that, following Completion, Hologen shall fund the remaining portion of the Upfront Payment provided for under the Neuro Framework Agreement and the Hologen Collaboration Agreement by purchasing a portion of the Class A shares held by Meira Neuro UK, such that following the purchase, such Class A shares purchased by Hologen shall be converted to Class B shares and Hologen shall own 70% of the issued share capital of Hologen Neuro and Meira Neuro UK shall own 30% of the issued share capital of Hologen Neuro.

Additionally, prior to the Hologen Initial Closing Date, MeiraGTx Limited and Hologen entered into a share purchase agreement pursuant to which Hologen purchased shares in Meira Manufacturing from MeiraGTx Limited in consideration for a portion of the $105.0 million in payments Hologen previously made to the Company as part of the Upfront Payment. On the Hologen Initial Closing Date, the parties to the Manufacturing Framework Agreement entered into an amendment to the Manufacturing Framework Agreement (the “Amendment to the Manufacturing Framework Agreement” and, together with the Amendment to the Neuro Framework Agreement, the “Amendments to the Framework Agreements”) to, among other things, reflect Hologen’s pre-closing purchase of the Meira Manufacturing shares as an additional condition that needed to be met prior to Completion (as defined under the Manufacturing Framework Agreement) and to provide that, following Completion, Hologen shall fund the remaining portion of the Upfront Payment provided for under the Manufacturing Framework Agreement by purchasing additional shares in Meira Manufacturing from MeiraGTx Limited (the “Additional Share Purchase”), such that following the Additional Share Purchase, Hologen will continue to own a minority interest in Meira Manufacturing. Under the Amendment to the Manufacturing Framework Agreement, the parties also agreed that (i) Hologen’s exclusive, irrevocable option to purchase additional shares in Meira Manufacturing at a specified price, such that following exercise of such option, Hologen would own up to a maximum of 40% of the issued share capital of Meira Manufacturing in the aggregate, shall be granted to Hologen on the closing date of the Additional Share Purchase and expire twelve months thereafter and (ii) the Company’s option to purchase all of the shares of Meira Manufacturing held by Hologen for the same price that Hologen paid for such shares if Hologen does not exercise its option begins on the third anniversary of the closing date of the Additional Share Purchase and ends three years thereafter.

On the Hologen Initial Closing Date, we, Meira Neuro UK, Meira Neuro US, Hologen, Hologen Neuro and Hologen Neuro UK entered into the Hologen Collaboration Agreement, pursuant to which Meira Neuro US granted to Hologen Neuro and Hologen Neuro UK, subject to the license granted by Hologen Neuro and Hologen Neuro UK back to Meira Neuro UK, exclusive, worldwide, royalty-free, fully paid-up licenses to certain of our intellectual property rights for the research, development, manufacture and commercialization of the Clinical Programs and the Delivery Device.

Recent Development Highlights and Anticipated Milestones

Strategic Acquisition of Botaretigene Sparoparvovec (bota-vec) for the Treatment of X-linked Retinitis Pigmentosa (XLRP):

●	We entered into an asset purchase agreement with Janssen in April 2026 to acquire full rights to bota-vec, a late-stage therapy for the treatment of X-linked retinitis pigmentosa (XLRP).
●	We paid Janssen a one-time $25.0 million upfront cash consideration and Janssen is eligible to receive a one-time regulatory and commercial milestone tied to U.S. approval and U.S. sales performance of bota-vec, as well as a mid-teens royalty on global net sales starting in mid-2029.
●	We plan to rapidly advance the program toward global regulatory filings in the U.S., Europe, UK and Japan, leveraging our prior involvement in the program’s development and our established manufacturing readiness.

Bota-vec for the Treatment of X-linked Retinitis Pigmentosa (XLRP):

●	XLRP is a rare inherited retinal disease with early onset and progressive degeneration to complete blindness in the third decade of life. There are currently no treatment options.
●	There are >20,000 XLRP-RPGR patients in the U.S. and EU.
●	The Phase 3 LUMEOS study was a global randomized study (n=95). All patients were treated bilaterally.
●	Data from the Phase 3 LUMEOS trial of bota-vec for the treatment of XLRP was presented at the Foundation Fighting Blindness 2025 Retinal Therapeutics Innovation Summit.
●	Safety profile of bota-vec was as expected and manageable, with no new safety signals in the Phase 3 study with improved inflammatory profile compared to the Phase 1/2 study.
●	As the commercial manufacturer of bota-vec, we have successfully completed PPQ. We have a commercial license from the UK Medicines and Healthcare products Regulatory Agency (MHRA) for our London manufacturing facility, as well as a commercial license for our QC facility in Shannon, Ireland where release and stability assays for the product are conducted.
●	We are now working to complete regulatory submissions in the U.S., EU, U.K. and Japan.

The U.S. Food and Drug Administration (FDA) has granted Fast Track and Orphan Drug Designations to bota-vec, and the regulatory authorities in the EU have granted Priority Medicines, or PRIME, advanced therapy medicinal product, or ATMP, and Orphan Drug Designations to bota-vec.

Clinical and Technology Programs

AAV2-hAQP1 for the Treatment of Radiation-Induced Xerostomia:

●	In April 2026, we reported positive three-year data from our Phase 1 AQUAx clinical trial (n=24) evaluating AAV2-hAQP1 for the treatment of moderate to severe grade 2/3 radiation-induced xerostomia.
●	Results demonstrated sustained and clinically meaningful improvements in both patient-reported outcomes and objective measures of salivary flow, with durable effects maintained from 12 months through 36 months post-treatment.
●	AAV2-hAQP1 continued to be safe and well-tolerated at each dose tested.

●	The results were presented on April 16, and a replay is available on the Investors page of our website at investors.meiragtx.com.
●	These findings provide strong clinical validation of our salivary gland gene therapy platform and support continued advancement of this treatment not only in the pivotal AQUAx2 study, but also development in additional conditions where dry mouth is a significant patient burden.
●	The Phase 2 AQUAx2 (NCT05926765) randomized, double-blind, placebo-controlled study at 30 sites in the U.S., Canada and the U.K. is closing this month with the 12 month pivotal data readout on track for the second quarter of 2027 which, if positive, would support a BLA filing and potential approval targeted for the end of 2027 with U.S. launch early in 2028.

FDA Breakthrough Therapy Designation (BTD) for AAV2-hAQP1:

●	The U.S. Food and Drug Administration granted BTD to AAV2-hAQP1 for the treatment of grade 2 and grade 3 radiation-induced xerostomia caused by radiotherapy for cancers of the upper aerodigestive tract in March 2026.
●	The designation was supported by 3-year data from the 24 patient Phase 1 AQUAx study in long term moderate to severe radiation induced xerostomia.
●	BTD is for serious or life-threatening conditions and enables enhanced engagement with the FDA and potential for priority review.

AAV-GAD for the Treatment of Parkinson’s Disease:

●	FDA granted Regenerative Medicine Advanced Therapy (RMAT) designation to AAV-GAD for the treatment of Parkinson’s disease not adequately controlled with medication in 2025.
●	This RMAT was awarded based on data demonstrating statistically significant efficacy in 2 double-blind sham-surgery controlled studies, a Phase 2 study (n=45), and a Phase 1/2 clinical bridging study (n=14) following the successful Phase 1 dose escalation study (n=14).
●	This application also included the use of novel AI developed by our JV partner, Hologen, which demonstrated potential disease modification resulting from treatment.
●	We are currently engaging with clinical trial sites globally and expect to initiate the Phase 3 study of AAV-GAD in the coming months.

AAV-AIPL1 for LCA4:

●	We entered into a strategic collaboration with Lilly, granting Lilly worldwide exclusive rights to meduretgene parvec, or medu-vec (formerly referred to as AAV-AIPL1) program for Leber congenial amaurosis 4 (LCA4).
●	Under the terms of the agreement, Lilly also received worldwide exclusive access rights to our innovative gene therapy technologies for use in ophthalmology with certain targets designated by Lilly, including novel intravitreal capsids developed in-house at MeiraGTx and bespoke promoters including AI-generated cell specific promoters.
●	We also granted Lilly certain rights to our proprietary riboswitch technology for use in gene editing in the eye.
●	We received an upfront payment of $75.0 million and are eligible to receive over $400.0 million in total milestone payments. We are also eligible to receive tiered royalties on licensed products.

Riboswitch Gene Regulation Technology Platform for in vivo Delivery:

●	Our Riboswitch technology is a powerful platform that transforms the potential of biologic therapeutics by providing a broadly applicable mechanism for the precise dosing of any protein, hormone or peptide that is encoded by DNA via in vivo production in direct dose response to bespoke oral small molecule inducers.
●	We are progressing our first riboswitch program into the clinic in metabolic disease with native human leptin (Ribo-Leptin).
●	We are in iterative discussion with the FDA to open a Ribo-Leptin IND later this year.
●	We are also in IND enabling studies for a second riboswitch regulated vector for neuropathic pain.

Strengthened Balance Sheet with $100 Million Financing:

●	In April 2026, we announced the pricing of an underwritten offering of 11,111,111 of our ordinary shares at an offering price of $9.00 per share, generating gross proceeds of approximately $100.0 million.

Components of Our Results of Operations

Service Revenue – Related Party

Our service revenue consisted of the PPQ services performed in connection with the Original Asset Purchase Agreement and related agreements.

Operating Expenses

Our operating expenses since inception have consisted primarily of general and administrative costs and research and development costs. Beginning in 2024, we incurred expenses classified as cost of service revenue – related party performed in connection with the Original Asset Purchase Agreement and related agreements. The Original Asset Purchase Agreement was terminated in April 2026.

Cost of Service Revenue – Related Party

Our cost of service revenue consisted of the PPQ services performed in connection with the Original Asset Purchase Agreement and related agreements.

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

Research and development activities are central to our business model. We expect to continue incurring increasing research and development costs associated with our clinical activities for AAV-hAQP1 for the treatment of radiation-induced xerostomia and bota-vec for the treatment of XLRP associated with mutations in the RPGR gene, as well as for AAV-GAD for the treatment of Parkinson’s disease, although certain of these increases relating to AAV-GAD are expected to be offset by the funding provided by Hologen as part of the strategic collaboration we entered into with them. We also expect to continue to incur costs relating to AAV-AIPL1 for the treatment of LCA4, which costs can be offset by the funding in connection with the Lilly Collaboration Agreement. In addition, we expect to continue to incur expenses related to research activities in additional therapeutic areas to expand our pipeline and develop our potentially transformative gene regulation technology.

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

Interest Expense

Interest expense consists of interest expense and amortization of the debt discount in connection with the debt financing described in Note 11 to our condensed consolidated financial statements.

Other Comprehensive Gain (Loss)

Other comprehensive gain (loss) includes the following:

Foreign Currency Translation Gain (Loss)

Revenue and expenses of subsidiaries have been translated into U.S. dollars at average exchange rates prevailing during the period. Assets and liabilities have been translated at the rates of exchange on the condensed consolidated balance sheet date. The resulting translation gain and loss adjustments are recorded directly as a separate component of shareholders’ equity and as other comprehensive gain (loss) on the condensed consolidated statements of operations and comprehensive loss.

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

The Company’s critical accounting policies, significant judgements and estimates are included in the Company’s Form 10-K for the year ended December 31, 2025 and Note 2 to our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q.

Results of Operations

Comparison of Three Months Ended March 31, 2026 and 2025

	2026	2025	Change

Revenues:
Service revenue - related party	$293	$1,926	$(1,633)
Total revenue	293	1,926	(1,633)
Operating expenses:
Cost of service revenue - related party	198	1,378	(1,180)
General and administrative	8,928	9,364	(436)
Research and development	31,984	32,780	(796)
Total operating expenses	41,110	43,522	(2,412)
Loss from operations	(40,817)	(41,596)	779
Other non-operating income (expense):
Foreign currency (loss) gain	(2,837)	3,687	(6,524)
Interest income	189	971	(782)
Interest expense	(2,848)	(3,043)	195
Net loss	$(46,313)	$(39,981)	$(6,332)

Service Revenue – Related Party

Service revenue was $0.3 million for the three months ended March 31, 2026, compared to $1.9 million for the three months ended March 31, 2025. The decrease of $1.6 million was due to decreased activity of PPQ services under the Original Asset Purchase Agreement and related agreements as the work was substantially completed in the first half of 2025.

Cost of Service Revenue – Related Party

Cost of service revenue was $0.2 million for the three months ended March 31, 2026 compared to $1.4 million for the three months ended March 31, 2025. The decrease of $1.2 million was due to decreased activity of PPQ services under the Original Asset Purchase Agreement and related agreements as the work was substantially completed in the first half of 2025.

General and Administrative Expenses

General and administrative expenses were $8.9 million for the three months ended March 31, 2026, compared to $9.3 million for the three months ended March 31, 2025. The decrease of $0.4 million was primarily due to lower personnel related costs, including a decrease of $1.7 million in payroll expense primarily due to lower bonus accruals, as well as a $0.2 million decrease in share-based compensation expense due to vesting in prior periods and a decrease of $0.3 million in facilities costs. These decreases were partially offset by a $0.5 million increase in professional services costs. In addition, the prior year included a $1.3 million release of asset retirement obligation provisions related to U.S. office and laboratory leases, which did not recur in the current period.

Research and Development Expenses

Research and development expenses for the three months ended March 31, 2026 and 2025 were as follows (in thousands):

	Three-Month Periods Ended March 31,
	2026	2025	Change
Clinical Programs
AAV-hAQP1	$2,361	$4,852	(2,491)
AAV-GAD	848	1,459	(611)
Other ocular diseases	—	1,445	(1,445)
Manufacturing	19,455	17,359	2,096
Preclinical Programs
Gene regulation	1,580	2,286	(706)
Neurodegenerative diseases	325	426	(101)
Ocular diseases	1,156	625	531
Other research and development expenses	6,259	4,328	1,931
Total research and development expenses	$31,984	$32,780	$(796)

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

Research and development expenses were $32.0 million for the three months ended March 31, 2026, compared to $32.8 million for the three months ended March 31, 2025. The decrease of $0.8 million was primarily due to decreases in other ocular diseases and AAV-hAQP1 clinical programs, as there were no clinical trial material batches manufactured during the three months ended March 31, 2026 and overall lower clinical trial-related spend for AAV-GAD and AAV-hAQP1. In addition, costs associated with our preclinical programs for gene regulation and neurodegenerative diseases decreased compared to the prior year, primarily due to the completion of certain preclinical studies in 2025. These decreases were partially offset by an increase in manufacturing costs as there was no clinical trial material batch costs to allocate to our clinical programs as no batches were produced during the three months ended March 31, 2026, as well as a lower allocation of costs to cost of service revenue reflecting PPQ services provided under the Original Asset Purchase Agreement and related agreements being substantially completed during the first half of 2025.

Foreign Currency (Loss) Gain

Foreign currency loss was $2.8 million for the three months ended March 31, 2026 compared to a gain of $3.7 million for the three months ended March 31, 2025. The change of $6.5 million was primarily due to the strengthening of the U.S. dollar against the pound sterling and euro as it relates to the valuation of our intercompany payables and receivables.

Interest Income

Interest income was $0.2 million for the three months ended March 31, 2026 compared to $1.0 million for the three months ended March 31, 2025. The decrease of $0.8 million was due to lower interest rates and cash balances held in interest bearing accounts during 2026.

Interest Expense

Interest expense was $2.8 million for the three months ended March 31, 2026 compared to $3.0 million for the three months ended March 31, 2025. The decrease of $0.2 million was primarily due to a lower interest rate in connection with the debt financing described in Note 11 to our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses. For the three months ended March 31, 2026, we had $17.8 million provided by cash flows from operations. There are no assurances that we will generate positive cash flows in the future. Additionally, there are no assurances that we will be successful in obtaining an adequate level of financing for the development and commercialization of our product candidates. We expect to incur significant expenses and operating losses for the foreseeable future as we advance the preclinical and clinical development of our product candidates. We expect that our research and development and general and administrative costs will increase in connection with conducting preclinical studies and clinical trials for our product candidates, building out internal capacity to have products manufactured to support preclinical studies and clinical trials as well as to manufacture commercial products, expanding our intellectual property portfolio, and providing general and administrative support for our operations. As a result of these incurred and expected expenses we will need additional capital to fund our operations, which we may obtain from additional equity or debt financings, collaborations, licensing arrangements, or other sources.

We do not currently have any approved products and have never generated any revenue from product sales. We have historically financed our operations primarily through cash on hand and proceeds from the sale of our equity securities, issuance of debt and upfront and milestone payments from our collaboration and business development activities and asset sales.

Based on our current cash, cash equivalents, and tax incentive receivable at March 31, 2026, together with the $100.0 million gross proceeds from the public equity offering in the second quarter of 2026 and the remaining $95.0 million upfront payment due from Hologen and associated reimbursements, we estimate that such funds will be sufficient to enable us to fund our operating expenses and capital expenditure requirements into the second half of 2028, including the $25.0 million upfront cash payment to Janssen for the reacquisition of bota-vec and the repayment of our debt obligation to Perceptive of $25.0 million (due in June 2026) and $50.0 million (due in July 2027) under the Notes Purchase Agreement. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect.

Cash Flows

As of March 31, 2026 we had $73.8 million of cash, cash equivalents and restricted cash.

The following table summarizes our sources and uses of cash, cash equivalents and restricted cash for the period presented:

	For the Three Months Ended March 31,
	2026	2025

	(in thousands)
Net cash provided by (used in) operating activities	$17,810	$(36,828)
Net cash used in investing activities	(2,258)	(1,710)
Net cash (used in) provided by financing activities	(10,113)	1,713
Net increase (decrease) in cash, cash equivalents and restricted cash	$5,439	$(36,825)

Operating Activities

During the three months ended March 31, 2026, net cash provided by operating activities was $17.8 million. This primarily reflects a net loss of $46.3 million, partially offset by $55.0 million in advance payments received from Hologen. The net loss was driven by expenses related to our clinical programs, manufacturing of clinical trial materials, preclinical research activities and general and administrative costs. It included $10.9 million of non-cash items, consisting primarily of $3.7 million of share-based compensation, $3.0 million of depreciation and amortization, $2.8 million of foreign exchange losses, $0.2 million of amortization of debt discount, $0.7 million of change in right-of-use assets and $0.5 million of acquired in-process research and development. In addition, changes in working capital contributed to operating cash flows, with operating assets increasing by $0.9 million and operating liabilities decreasing by $2.7 million, excluding the advance payments received from Hologen.

During the three months ended March 31, 2025, our cash used in operating activities of $36.8 million was primarily due to a net loss of $40.0 million as we incurred expenses associated with research activities on our clinical programs, manufacturing of our clinical trial materials, preclinical research programs and general and administrative expenses. The net loss included non-cash income and expense of $7.4 million, which consisted primarily of $4.9 million of share-based compensation, $4.3 million change in right-of-use-assets, $3.1 million of depreciation and amortization and $0.3 million of non-cash interest offset by $3.7 million of a foreign currency gain, $1.4 million of a gain on termination of lease liabilities and a $0.1 million gain on disposal of equipment, furniture and fixtures. Additionally, operating assets, consisting of accounts receivable – related party, contract assets – related party, inventory, prepaid expenses, tax incentive receivable and other current assets, decreased by $6.9 million and operating liabilities, consisting of accounts payable, accrued expenses, change in lease liabilities, other current liabilities and deferred revenue – related party, decreased by $11.2 million.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2026 of $2.3 million consisted of purchases of property and equipment for our manufacturing, laboratory and process development facilities and the acquisition of in-process research and development assets.

Net cash used in investing activities for the three months ended March 31, 2025 of $1.7 million consisted of purchases of property and equipment for our manufacturing, laboratory and process development facilities.

Financing Activities

Net cash used in financing activities was $10.1 million for the three months ended March 31, 2026, which consisted of $14.0 million net proceeds from an “at-the-market” offering of our ordinary shares which was offset by the payment of $6.0 million to cover tax withholding obligations upon the vesting of restricted share unit awards, $0.1 million from the exercise of share options and payment of $18.2 million to repurchase 2.3 million of our ordinary shares from Perceptive Life Sciences Master Fund, Ltd. pursuant to a share purchase agreement.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The following section updates “Item 7A. Quantitative and Qualitative Disclosures of Market Risk” in the Annual Report on Form 10-K for the fiscal year ended December 31, 2025 and should be read in conjunction with that report as well as our condensed consolidated financial statements included in “Part 1, Item 1. Financial Statements” of this Quarterly Report on Form 10-Q.

Foreign Currency Exchange Risk

We currently operate in the United States, the United Kingdom and the European Union. Our activities in these jurisdictions expose us to currency exchange rate fluctuations, primarily between the U.S. Dollar and the British pound sterling and euro. When the U.S. Dollar strengthens against these currencies, the U.S. Dollar value of non-U.S. Dollar based losses increases. To the extent that our international activities recorded in local currencies increase in the future, our exposure to fluctuations in currency exchange rates will correspondingly increase. As of March 31, 2026, we did not hold any foreign currency forward contracts. With respect to our foreign currency exposures as of March 31, 2026, we estimate a 10% unfavorable movement in foreign currency exchange rates would have the effect of creating an additional foreign currency loss of approximately $13.7 million within other non-operating income (expense) for the three months ended March 31, 2026.

Interest Rate Risk

We are exposed to market risk as a result of changes in interest rates applicable to borrowings under our Notes Purchase Agreement. Borrowings under the Notes Purchase Agreement bear interest at a fluctuating rate per annum equal to 10.00% plus the secured overnight financing rate (“SOFR”) administered by the Federal Reserve Bank of New York for a one-month tenor, subject to a 1.00% floor. See Note 11 to our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q. We may use interest rate cap derivatives, interest rate swaps or other interest rate hedging instruments to economically hedge and manage interest rate risk with respect to our variable floating rate debt. As of March 31, 2026, the annual interest rate was 13.70% and the outstanding balance of the term loan was $75.0 million. Assuming no change in the outstanding borrowings under the Notes Purchase Agreement, we estimate that a hypothetical 1% increase in the SOFR would increase our annual interest expense by approximately $0.8 million as of March 31, 2026.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are a clinical stage company with limited operating history. We were formed and began operations in 2015. We have never been profitable and do not expect to be profitable in the foreseeable future. We have incurred net losses since inception, including net losses of approximately $46.3 million and $40.0 million for the three months ended March 31, 2026, and 2025, respectively. As of March 31, 2026, we had an accumulated deficit of approximately $862.5 million. Since our inception, we have devoted substantially all of our resources to developing our technology platform, establishing our viral vector manufacturing facilities and plasmid and DNA production facility, developing manufacturing processes, advancing the product candidates in our ophthalmology, salivary gland and neurodegenerative disease programs, research and development activities, including our riboswitch gene regulation platform technology, building our intellectual property portfolio, organizing and staffing our company, developing our business plans, raising capital, securing debt financing and providing general and administrative support for these operations. We have not yet demonstrated an ability to successfully complete large-scale, pivotal clinical trials, obtain marketing approval, manufacture product at a commercial scale, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Given the length of time typically needed to develop a new drug from the time it enters Phase 1 clinical trials to when it is approved for treating patients, if ever, predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing genetic medicine products.

We expect to continue to incur significant expenses and additional operating losses for the foreseeable future as we seek to advance product candidates through preclinical and clinical development, expand our research, development and manufacturing activities, develop new product candidates, build and expand our intellectual product portfolio, complete clinical trials, seek regulatory approval and, if we receive regulatory approval, commercialize our products. Furthermore, the costs of advancing product candidates into each succeeding clinical phase tend to increase substantially over time, including the ongoing Phase 2 AQUAx2 clinical trial of AAV-hAQP1 for the treatment of patients with radiation-induced xerostomia. In addition, we expect to continue incurring increasing research and development costs associated with our clinical activities for AAV-GAD for the treatment of Parkinson’s disease, although certain of these increases are expected to be offset by the funding provided by Hologen as part of the strategic collaboration we entered into with them, as well as increasing research, preclinical and clinical activities for our riboswitch platform. We also expect to incur costs related to the long-term follow up study for patients that enrolled in the Phase 3 LUMEOS clinical trial of bota-vec for the treatment of XLRP, as well as costs related to regulatory activities. The total costs to advance any of our product candidates to marketing approval in even a single jurisdiction would be substantial. Because of the numerous risks and uncertainties associated with gene therapy product development, we are unable to accurately predict the timing or amount of increased expenses or whether we will be able to begin generating revenue from the commercialization of products or achieve or maintain profitability.

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

Our operations have consumed significant amounts of cash since inception. As of March 31, 2026, our cash, cash equivalents and restricted cash were $73.8 million. Based on our cash, cash equivalents, and tax incentive receivable at March 31, 2026, together with the $100.0 million gross proceeds from the public equity offering in the second quarter of 2026 and the remaining $95.0 million upfront payment due from Hologen and associated reimbursements, we estimate that such funds will be sufficient to enable us to fund our operating expenses and capital expenditure requirements into the second half of 2028, including the $25.0 million upfront cash payment to Janssen for the reacquisition of bota-vec and the repayment of our debt obligation to Perceptive of $25.0 million (due in June 2026) and $50.0 million (due in July 2027) under the Notes Purchase Agreement. This estimate is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances could cause us to spend more than expected or consume capital significantly faster than we currently anticipate, such as inflation or other factors that may significantly increase our business costs. Because the length of time and activities associated with successful development of our product candidates is uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:

●	the progress, timing, costs and results of our clinical development for our radiation-induced xerostomia product candidate, AAV-hAQP1, and for our product candidate for the treatment of Parkinson’s disease, AAV-GAD;
●	the progress, timing, costs and results of our ongoing clinical development for our AAV-AIPL1 gene therapy product candidate under the Lilly Collaboration Agreement, which costs can be offset by the funding provided in connection with the Lilly Collaboration Agreement;
●	the progress, timing, costs and results of our ongoing clinical development for our X-linked retinitis pigmentosa product candidate, bota-vec, including costs related to the long-term follow up study for patients that enrolled in the Phase 3 LUMEOS clinical trial of bota-vec for the treatment of XLRP, as well as costs related to our regulatory activities;
●	the development of our transformative riboswitch gene regulation platform technology designed to precisely and specifically control gene therapy expression levels via dose-response to orally delivered small molecules;
●	the development of our product candidate for the treatment of ALS, AAV-UPF1, our product candidate for the treatment of xerostomia associated with Sjogren’s syndrome, AAV-hAQP1, and our product candidate for the treatment of neovascular age related macular degeneration, or wet AMD;
●	the extent to which we receive the milestone payments under the Lilly Collaboration Agreement;
●	continuing our current research programs and our preclinical development of product candidates from our current research programs;
●	seeking to identify, assess, acquire and/or develop additional research programs and additional product candidates;
●	the preclinical testing and clinical trials for any product candidates we identify and develop;
●	the outcome, timing and cost of meeting regulatory requirements established by the FDA, MHRA, EMA and other regulatory authorities;
●	the cost of expanding and protecting our intellectual property portfolio, including filing, prosecuting, defending and enforcing our patent claims and other intellectual property rights;

●	the cost of defending potential intellectual property disputes, including patent infringement actions brought by third parties against us or any of our product candidates;
●	the effect of competing technological and market developments;
●	the cost of further developing and scaling our manufacturing facilities and processes;
●	the cost and timing of completion of commercial-scale manufacturing facilities and activities;
●	the cost of making royalty, milestone or other payments under current and any future in-license agreements;
●	our ability to establish and maintain strategic collaborations, licensing or other agreements and the financial terms of such agreements;
●	the extent to which we in-license or acquire rights to other products, product candidates and technologies;
●	the cost of establishing sales, marketing and distribution capabilities for our product candidates in regions where we choose to commercialize our products; and
●	the initiation, progress, timing and results of our commercialization of our product candidates, if approved for commercial sale.

Raising additional capital through the sale of equity or convertible debt securities will dilute your ownership interest, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a shareholder. For example, in connection with entering into the Financing Agreement (as defined below), we issued warrants to Perceptive, to purchase 400,000 ordinary shares at an exercise price of $15.00 per share and 300,000 ordinary shares at an exercise price of $20.00 per share, amended on March 25, 2026 to change the exercise price to $8.00 per share. Additional debt financing or preferred equity financing, if available, may involve agreements that include covenants further limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may be required to relinquish valuable rights to our technologies, future revenue streams or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

We may not have sufficient cash flows or cash on hand to satisfy our debt obligations or covenants under our financing arrangements, or we may not be able to effectively manage our business in compliance with such covenants.

On August 2, 2022, we, as borrower, and our wholly-owned subsidiaries MeiraGTx UK II Limited and MeiraGTx Ireland DAC, as guarantors (the “Subsidiary Guarantors”), entered into a senior secured financing arrangement (the “Financing Agreement”) by and among us, the Subsidiary Guarantors, the lenders and other parties from time to time party thereto and Perceptive, as administrative agent and lender. On December 19, 2022, the Financing Agreement was converted to a notes purchase agreement and guaranty (as converted, the “Notes Purchase Agreement”) between the same parties and under substantially the same terms and conditions as the Financing Agreement, subject to certain customary note constitution terms. The Notes Purchase Agreement provides for an initial $75.0 million notes issuance (the “Tranche 1 Notes”). Outstanding amounts under the Notes Purchase Agreement incur interest, subject to certain provisions therein, at a fluctuating rate per annum equal to 10.00% plus the secured overnight financing rate administered by the Federal Reserve Bank of New York for a one-month tenor, subject to a 1.00% floor. Pursuant to an amendment to the Notes Purchase Agreement entered into on March 25, 2026, the maturity date of the Notes Purchase

Agreement has been extended from August 2, 2026 to May 2, 2027 and we have agreed to redeem a portion of the outstanding principal amount of the Tranche 1 Notes equal to $25.0 million on or before June 30, 2026. Pursuant to another amendment to the Notes Purchase Agreement entered into on May 12, 2026, the maturity date of the Notes Purchase Agreement was further extended to July 1, 2027. The Notes Purchase Agreement also contains various restrictions and covenants, including, among other things, covenants regarding the incurrence of additional indebtedness, limitations on liens, limitations on certain investments, limitations on making distributions, dividends and other payments, mergers, consolidations and acquisitions, dispositions of assets, maintenance of at least $3.0 million in a U.S. bank account, transactions with affiliates, changes to governing documents, changes to certain agreements and leases and changes in control. Our obligations under the Notes Purchase Agreement are secured by our London, UK and Shannon, Ireland manufacturing facilities, $3.0 million of our cash and the bank accounts of the Subsidiary Guarantors, and the issued and outstanding equity interests of the Subsidiary Guarantors.

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

We have, and may continue to, opportunistically identify and evaluate strategic opportunities regarding our assets. Any significant delay in consummating or a failure to consummate or complete a transaction could have a material adverse effect on our future business or operating results. There can be no assurance that we will be successful in our efforts to pursue or advance such options, or identify similar opportunities, or that any potential transaction would be consummated or, if consummated, will provide the anticipated benefits to us or otherwise enhance shareholder value. Any such potential transaction would be dependent upon a number of factors beyond our control, including, without limitation, market conditions, industry trends, the interest of third parties in our assets and whether the terms of any strategic transaction would be acceptable to us. The process of reviewing potential strategic alternatives is time consuming and may be distracting and disruptive to our business operations and long-term planning, which may cause concern to our current or potential customers, employees, investors, strategic partners and other constituencies and may have a material impact on our business and operating results or result in increased volatility in our share price.

We are heavily dependent on the success of our product candidates, which are still in development, and if none of them receive regulatory approval or are successfully commercialized, our business may be harmed.

Our future success and ability to generate product revenue is substantially dependent on our ability to successfully develop, manufacture, obtain regulatory approval for and successfully commercialize our product candidates. We currently have no products that are approved for commercial sale and may never be able to develop marketable products. We have invested and expect to continue to invest a meaningful portion of our efforts and expenditures over the next few years in the development of AAV-hAQP1, AAV-GAD, AAV-AIPL1, bota-vec and our riboswitch gene regulation technology platform, as well as potentially other clinical and pre-clinical programs, which will require additional clinical development, management of clinical and manufacturing activities, regulatory approval in multiple jurisdictions, manufacturing sufficient supply, building of a commercial organization, substantial investment and significant marketing efforts before we can generate any revenues from any commercial sales. While we have entered into the Lilly Collaboration Agreement with respect to AAV-AIPL1 and two other preclinical product candidates which are intended to treat other inherited retinal dystrophies, there can be no assurance that these product candidates will be successfully developed and commercialized by us or Lilly. We cannot be certain that our product candidates will be successful in clinical trials, receive regulatory approval or be successfully commercialized even if we receive regulatory approval. Even if we receive approval to market our product candidates from the FDA, MHRA or other regulatory bodies, we cannot be certain that our product candidates will be successfully commercialized by us or any of our collaborators, widely accepted in the marketplace or more effective than other commercially available alternatives. Additionally, the research, testing, manufacturing, labeling, approval, sale, marketing and distribution of gene therapy products are and will remain subject to extensive and evolving regulation by the FDA, MHRA and other regulatory authorities. We are not permitted to market our product candidates in the United States until they receive approval of a biologics license application, or BLA, from the FDA, we cannot market them in the UK or European Union, or EU, until we receive approval for a marketing authorization, or MA, from the MHRA or European Commission, respectively, and we cannot market them in other countries until we receive any other required regulatory approval in those countries.

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

We have received orphan drug designation and orphan designation from the FDA and European Commission, respectively, for AAV-CNGB3, AAV-CNGA3, AAV-RPE65, AAV-AIPL1, bota-vec, AAV-RDH12 and orphan drug designation from the FDA for AAV-hAQP1 and AAV-BBS10, and we may seek orphan drug designation or orphan designation for additional product candidates in the future, but any orphan drug designations or orphan designations we have received or may receive in the future may not confer marketing exclusivity or other expected benefits.

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

We have obtained orphan drug designation from the FDA and orphan designation from the European Commission for AAV-CNGB3 for the treatment of achromatopsia caused by mutations in the CNGB3 gene, for AAV-CNGA3 for the treatment of achromatopsia due to autosomal-recessive CNGA3 gene mutations, for AAV-RPE65 for the treatment of Leber congenital amaurosis, for bota-vec for the treatment of X-linked retinitis pigmentosa associated with mutations in the RPGR gene, for AAV-AIPL1 for the treatment of inherited retinal dystrophy due to defects in AIPL1 gene and for AAV-RDH12 for the treatment of retinol dehydrogenase 12 (RDH12) mutation-associated retinal dystrophy, and we obtained orphan drug designation from the FDA for AAV-hAQP1 for the treatment of grade 2 and grade 3 late xerostomia from parotid gland hypofunction caused by radiotherapy and for AAV-BBS10 for the treatment of Bardet-Biedel syndrome (BBS) due to BBS10 mutations. We may seek orphan drug designation and orphan designation for other current and future product candidates. Even with orphan drug designation and orphan designation, we may not be the first to obtain marketing approval for any particular orphan indication due to the uncertainties associated with developing pharmaceutical products, which could prevent us from marketing our product candidates if another company is able to obtain orphan drug exclusivity before we do. In addition, exclusive marketing rights in the United States and the EU may be unavailable if we seek approval for a disease or condition broader than the orphan drug-designated and orphan-designated disease or condition or may be lost in the United States or EU if the FDA or foreign authorities later determine that the request for designation was materially defective or if we are unable to assure sufficient quantities of the drug to meet the needs of patients with the rare disease or condition following approval.

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

The FDA has granted us rare pediatric disease designation for AAV-AIPL1 for the treatment of Leber congenital amaurosis (LCA4) retinal dystrophy, AAV-BBS10 for the treatment of BBS due to BBS10 mutations, AAV-RDH12 for the treatment of Leber congenital amaurosis (LCA) and early-onset severe retinal dystrophy (EOSRD), AAV8-RK-RetGC for the treatment of patients with Leber congenital amaurosis due to GUCY2D mutations (LCA1), AAV-RPE65 for the treatment of inherited retinal dystrophy due to biallelic RPE65 mutations, AAV-CNGB3 for the treatment of achromatopsia caused by mutations in the CNGB3 gene and AAV-CNGA3 for the treatment of achromatopsia caused by mutations in the CNGA3 gene. There is no guarantee that we will be able to obtain a priority review voucher, even if one or more of these gene therapy product candidates is approved by the FDA. While the rare pediatric disease priority voucher program began to sunset on December 20, 2024, the Consolidated Appropriations Act of 2026 signed into law on February 3, 2026, extended the program through September 30, 2029. Therefore, the sponsor of the marketing application for a drug that receives rare pediatric disease designation will be eligible to receive a voucher if the FDA approves the product for use within the designated rare pediatric disease on or before September 30, 2029, unless Congress reauthorizes the program further.

We and our contract manufacturers for plasmid are subject to significant regulation with respect to manufacturing our products. Our manufacturing facilities and the third-party manufacturing facilities which we rely on may not continue to meet regulatory requirements and have limited capacity.

We currently have relationships with a limited number of suppliers for the manufacturing of plasmid, a component of our viral vectors and product candidates. We also have GMP manufacturing facilities in London, United Kingdom and Shannon, Ireland, which we expect can supply our current clinical and preclinical programs, as well as any anticipated third party supply obligations, through regulatory approval and, should they be approved, provide sufficient capacity for their commercial production. However, if we experience slowdowns or problems with our facilities or are unable to establish or scale our internal manufacturing capabilities, we will need to continue to contract with manufacturers that can produce the preclinical, clinical and commercial supply of our products. Each supplier may require licenses to manufacture such components if such processes are not owned by the supplier or in the public domain and we may be unable to transfer or sublicense the intellectual property rights we may have with respect to such activities.

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

In addition to our existing manufacturing facilities in London, United Kingdom and Shannon, Ireland, we may lease, operate, purchase, or construct additional facilities to supply our clinical and preclinical programs, as well as to meet any anticipated third party supply obligations, or conduct expanded manufacturing or other related activities in the future. Expanding our manufacturing capacity to produce the preclinical, clinical and commercial supply of our products and their components has required and will continue to require substantial additional expenditures, time, and various regulatory approvals and permits, as well as hiring, training and retraining employees and managerial personnel to staff our manufacturing and supply chain operations. Start-up costs can be large and may exceed our expectations, and scale-up entails significant risks related to process development and manufacturing yields. In addition, we may face difficulties or delays in developing or acquiring the necessary production equipment and technology to manufacture sufficient quantities of our product candidates for use in clinical trials and, should they be approved, to supply the commercial market at reasonable costs and in compliance with applicable regulatory requirements. We may not successfully expand, establish or sustain sufficient manufacturing capabilities or manufacture our products economically or in compliance with GMP and other regulatory requirements, and we and our collaborators may not be able to build or procure additional capacity in the required timeframe to meet the requirements of our clinical programs or to meet potential commercial demand for our product candidates. This could also delay or require us to discontinue one or more of our clinical development programs or could interfere with our efforts to successfully commercialize our products. As a result, our business, prospects, operating results, and financial condition could be materially harmed.

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

The time required to obtain approval by the FDA, MHRA, European Commission and other regulatory authorities is unpredictable but typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions. For example, pharmaceutical legislation in the EU has undergone a comprehensive reform as part of the European Commission’s Pharmaceutical Strategy for Europe initiative launched in November 2020. Following the European Commission’s publication of proposed revisions to the EU pharmaceutical framework on April 26, 2023, the European Parliament and the Council of the European Union reached political agreement on a legislative overhaul in December 2025, which overhaul remains subject to the finalization of legislative texts, implementing acts, and delegated legislation, with a multi-year transition period during which EU member states will align national laws and regulatory authorities will issue guidance. The adopted reforms include, among other things, changes to regulatory data protection and market exclusivity periods, revised eligibility criteria for expedited and incentive-based regulatory pathways, new access and supply-related obligations, and modifications to regulatory review procedures. While the full impact of the reforms will depend on final implementing measures and their application by EU and member state authorities, the revised framework could materially affect the development, regulatory approval, exclusivity, commercialization strategy, and profitability of medicinal products in the EU, and may have a significant impact on the pharmaceutical industry and our business in the long term.

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

Disruptions at the FDA and other government or regulatory agencies such as the EMA may also slow the time necessary for new product candidates to be reviewed and/or approved, which would adversely affect our business. For example, the U.S. government was recently shut down due to Congress not having passed appropriations bills to fund government activity, and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities. Prolonged government shutdowns could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. In addition, the current presidential administration has laid off thousands of federal health workers, including at the FDA, and the leadership of CBER changed multiple times since the beginning of 2025, which may delay review times for approval of our product candidates and impact our ability to correspond with the FDA regarding the development of our programs in a timely fashion.

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

Since its enactment, there have been judicial, Congressional and executive branch challenges to certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the Patient Protection and Affordable Care Act, or the ACA, brought by several states without specifically ruling on the constitutionality of the ACA.

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

Our operations abroad may also be subject to increased scrutiny or attention from data protection authorities. For example, the General Data Protection Regulation, or GDPR, imposes stringent requirements for processing the personal data of individuals within the European Economic Area, or EEA, which consists of the 27 EU member states plus Iceland, Lichtenstein and Norway, or in the context of our activities within the EEA. Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and, among other things, potential fines for noncompliance of up to €20 million or up to 4% of the total worldwide annual turnover of the relevant undertaking in the preceding financial year, whichever is higher, and other administrative penalties.

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

We may not have the resources in the foreseeable future to allocate to the sales and marketing of our product candidates in certain markets. Therefore, our future sales in these markets will largely depend on our ability to enter into and maintain collaborative relationships for such capabilities, the collaborator’s strategic interest in the product and such collaborator’s ability to successfully market and sell the product. For example, Lilly will be solely responsible for the commercialization of AAV-AIPL1 pursuant to the Lilly Collaboration Agreement. We also may pursue collaborative arrangements regarding the sale and marketing of AAV-hAQP1, AAV-GAD, bota-vec, our other IRD programs, our riboswitch gene regulation platform technology or other future gene therapy programs, if approved, for the United States and/or certain markets overseas; however, there can be no assurance that we will be able to establish or maintain such collaborative arrangements, or if able to do so, that they will have effective sales forces.

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

Risks Related to Our Dependence on Third Parties

If our GMP manufacturing facilities are unable to supply our product candidates for all of our current preclinical, clinical and potential commercial needs, including any anticipated third party supply obligations, we will be forced to seek out third-party manufacturers. We currently contract with third parties for the manufacture of plasmid used in producing product candidates. Relying on third parties increases the risk that we will not have sufficient quantities of such materials, product candidates, or any medicines that we may develop and commercialize, or that such supply will not be available to us at an acceptable cost, which could delay, prevent, or impair our development or commercialization efforts.

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

We have entered into collaboration agreements with third parties for the development and commercialization of our product candidates, including the Lilly Collaboration Agreement for the development and commercialization of AAV-AIPL1 and two other preclinical product candidates which are intended to treat other inherited retinal dystrophies. In addition, in October 2023 we provided Sanofi and its affiliates with a right of first negotiation for use of our riboswitch gene regulation technology for certain Immunology and Inflammation (I&I), including modulation of IL-4 and IL-13, and Central Nervous System (CNS) targets, as well as for GLP-1 and other gut peptides for metabolic disease, and for our Phase 2 xerostomia program, under the Investment Agreement. We also completed the initial closing of our strategic collaboration with Hologen in April 2026 as described above. We may seek additional collaborative relationships in the future. Failure to obtain a collaborative relationship for our product candidates may significantly impair their commercial potential. We also may need to enter into collaborative relationships to provide funding to support our other research and development programs. The process of establishing and maintaining collaborative relationships is difficult, time-consuming and involves significant uncertainty, such as:

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

If our trademarks and trade names are not adequately protected, then we may not be able to build name recognition in our markets of interest and our business may be adversely affected. Our trademark MeiraGTx is the subject of registrations in the EU, UK and United States. We may not be able to protect our rights to these trademarks and trade names, which we need to build name recognition among potential partners or customers in our markets of interest. At times, competitors may adopt trade names or trademarks similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of our unregistered trademarks or trade names. Over the long term, if we are unable to successfully register our trademarks and trade names and establish name recognition based on our trademarks and trade names, then we may not be able to compete effectively and our business may be adversely affected. Our efforts to enforce or protect our proprietary rights related to trademarks, trade secrets, domain names, copyrights or other intellectual property may be ineffective and could result in substantial costs and diversion of resources and could adversely impact our financial condition or results of operations.

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

As of March 31, 2026, we had 409 employees. If we seek to expand our organization, we may have difficulty identifying, hiring and integrating new personnel. Future growth would impose significant additional responsibilities on our management, including the need to identify, recruit, maintain, motivate and integrate additional employees, consultants and contractors. Also, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities or strategic opportunities related to our assets, loss of employees and reduced productivity among remaining employees. Our growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth. Our growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our potential ability to generate revenue could be reduced and we may not be able to implement our business strategy. Many of the biotechnology companies that we compete against for qualified personnel and consultants have greater financial and other resources, different risk profiles and a longer history in the industry than we do. If we are unable to continue to attract and retain high-quality personnel and consultants, the rate and success at which we can discover and develop product candidates and operate our business will be limited. Alternatively, if we seek to decrease the number of employees in our organization in the future in response to adverse business events, it may lead to additional unanticipated attrition. If our future staffing is inadequate because of additional unanticipated attrition or because we failed to retain the staffing level required to accomplish our business objectives, we may be delayed or unable to continue the development of our product candidates, which could impede our ability to generate revenues and achieve or maintain profitability.

Our future success depends on our ability to retain our key personnel and to attract, retain and motivate qualified personnel.

Our industry has experienced a high rate of turnover of management personnel in recent years. We are highly dependent on the development, regulatory, commercialization and business development expertise of Alexandria Forbes, Ph.D., our President and Chief Executive Officer, Rich Giroux, our Chief Operating Officer and Chief Financial Officer and the other executive officers and principal members of our management, scientific and clinical teams. Although we have formal employment agreements with certain of our executive officers, these agreements do not prevent them from terminating their employment with us at any time and, for certain of our executive officers, entitle them to receive severance payments in connection with their voluntary resignation of employment.

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

Our information technology, or IT, systems, including manufacturing systems, as well as those of our business partners and service providers, are vulnerable to damage from computer viruses, unauthorized access, hardware and software failures, natural disasters, terrorism, war and telecommunication and electrical failures. If such an event were to occur, it could result in a material disruption of our product candidate development programs or manufacturing operations. For example, the loss of preclinical study or clinical trial data from completed, ongoing or planned trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. A significant interruption to our manufacturing operations could delay the completion of clinical trials and increase the costs of those trials, or impede our ability to meet any anticipated third party supply obligations. To the extent that any disruption or security breach were to result in a loss of or damage to our data or applications, or inappropriate disclosure of personal, confidential or proprietary information, we could incur liabilities and the further development of our product candidates could be delayed.

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

We have in the past and will in the future integrate new and evolving technologies, such as AI, into our business. AI technologies offer numerous potential benefits, such as creating or increasing operational efficiencies, and we expect an increase in the use of AI and generative AI by us, third parties on our behalf, and other market actors, including our competitors. For example, as part of our strategic collaboration, Hologen will contribute its proprietary multi-modal generative AI foundation models (LMMs) to the joint venture to develop the Clinical Programs and the Delivery Device, as well as deploy their AI capabilities to further accelerate the optimization of our proprietary manufacturing capabilities. However, the deployment of such technologies also poses certain risks, including that the algorithms may be flawed, misused or otherwise function in an unexpected manner; data sets may be insufficient, of poor quality, or contain biased information; and inappropriate or controversial data practices by data scientists, engineers, and end-users could impair results. In addition, use of personal data in generative AI technologies is subject to various privacy laws and other privacy obligations in certain jurisdictions. Governments have passed and may pass additional laws regulating generative AI. The introduction of AI technologies into our operations may potentially result in new or enhanced governmental or regulatory scrutiny, litigation, confidentiality or security risks or other complications. The regulatory landscape governing AI technologies is evolving rapidly, and changes in laws, regulations or enforcement practices may potentially impose new compliance requirements, restrict certain AI applications or increase regulatory obligations.

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

Sales of a substantial number of our ordinary shares in the public market could dilute your ownership interest. Pursuant to an “at-the-market” sales agreement we entered into with BofA Securities, Inc., or BofA, in December 2023, we may sell from time to time, ordinary shares having an aggregate offering price of up to $100.0 million through BofA, acting as our agent. During the three-month period ended March 31, 2026, we raised gross proceeds of $14.0 million through the sale of 1,770,729 ordinary shares pursuant to an “at-the-market” equity offering program.  Whether we choose to affect future sales under the “at-the-market” equity offering program will depend on a number of factors, including, among others, market conditions and the trading price of our ordinary shares relative to other sources of capital. The issuance from time to time of ordinary shares through our “at-the-market” equity offering program or in any other equity offering, or the perception that such sales may occur, could have the effect of depressing the market price of our ordinary shares.

Our executive officers, directors and principal shareholders, if they choose to act together, have the ability to significantly influence all matters submitted to shareholders for approval.

As of April 21, 2026, our executive officers, directors and shareholders who owned more than 5% of our outstanding ordinary shares and their respective affiliates, in the aggregate, hold ordinary shares representing approximately 49.4% of our outstanding ordinary shares. In addition, in connection with entering into the Financing Agreement, we issued to an affiliate of Perceptive Advisors LLC, our largest shareholder that employs a director serving on our board, warrants to purchase an aggregate of 700,000 of our ordinary shares.

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

We have broad discretion in the application of any net proceeds we have received in the past or may receive in the future pursuant to existing or future equity and debt financings, including under our “at-the-market” equity offering program. Shareholders may not agree with our decisions, and our use of the proceeds and our existing cash and cash equivalents may not improve our results of operation or enhance the value of our ordinary shares. Our ability to apply certain proceeds may be restricted. For example, in April 2026, we conducted an equity financing by selling 11.1 million ordinary shares at a price of $9.00 per share for gross proceeds of approximately $100.0 million. Our failure to apply any such funds effectively could have a material adverse effect on our business, delay the development of our product candidates and cause the market price of our ordinary shares to decline. In addition, until the net proceeds are used, they may be placed in investments that do not produce significant income or that may lose value. Additionally, our existing cash and cash equivalents are subject to general credit, liquidity, market and interest rate risks, which have been and may, in the future, be exacerbated by a U.S. and/or global financial crises. We may realize losses in the fair value of certain of our investments or a complete loss of these investments if the credit markets tighten, which would have an adverse effect on our results of operations, liquidity and financial condition.

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

Under Cayman Islands law, we may only make distributions by way of dividend out of profits, or out of our share premium account (provided that immediately following the date that the dividend is proposed to be paid we are able to pay our debts as they fall due in the ordinary course of business). We have never declared or paid any cash dividends on our ordinary shares. We currently anticipate that we will retain future earnings for the development, operation and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future. In addition, the Notes Purchase Agreement prohibits us from paying dividends during its term and the terms of existing and future financing agreements may also preclude us from paying dividends. As a result, capital appreciation, if any, of our ordinary shares would be your sole source of gain on an investment in our ordinary shares for the foreseeable future. See the “Dividend Policy” section of our Form 10-K for the year ended December 31, 2025 previously filed with the SEC for additional information.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

Approximate Dollar
			Total Number of Shares	Value of Shares that
	Total Number	Average	Purchased as Part of	May Yet Be Purchased
	of Shares	Price Paid	Publicly Announced Plans	Under the Plans or
Period:	Purchased (a)	per Share	or Programs	Programs
1/1/2026 - 1/31/2026	2,300,000	$7.91	—	$—
2/1/2026 - 2/28/2026	—	$—	—	$—
3/1/2026 - 3/31/2026	—	$—	—	$—
Total	2,300,000		—	—

(a) Reflects ordinary shares we repurchased from Perceptive Life Sciences Master Fund, Ltd. under a share purchase agreement dated December 31, 2025. The repurchase transaction was completed on January 5, 2026.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On May 12, 2026, we, as issuer, and the Subsidiary Guarantors, the noteholders and other parties from time to time party to the Notes Purchase Agreement, and Perceptive, as administrative agent and lender under the Notes Purchase Agreement, entered into Amendment No. 5 to Amended and Restated Notes Purchase Agreement to extend the maturity date of the Notes Purchase Agreement from May 2, 2027 to July 1, 2027.

During the three months ended March 31, 2026, none of our directors or “officers” (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” and/or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
10.1	Amendment No. 4 to Amended and Restated Notes Purchase Agreement and Amendment No. 1 to Warrant Certificates, dated March 25, 2026, by and among MeiraGTx Holdings plc, as issuer, the subsidiary guarantors and noteholders from time to time party thereto, and Perceptive Credit Holdings III, LP, as administrative agent and noteholder.	10-K	001-38520	10.53	3/30/2026
10.2

Amendment No. 5 to Amended and Restated Notes Purchase Agreement, dated May 12, 2026, by and among MeiraGTx Holdings plc, as issuer, the subsidiary guarantors and noteholders from time to time party thereto, and Perceptive Credit Holdings III, LP, as administrative agent and noteholder.

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

MeiraGTx Holdings plc (Registrant)

Date: May 14, 2026	By:	/s/ Alexandria Forbes
Alexandria Forbes
Chief Executive Officer
(principal executive officer and authorized signatory)

Date: May 14, 2026	By:	/s/ Richard Giroux
Richard Giroux
Chief Financial Officer and Chief Operating Officer
(principal financial officer and principal accounting officer)