Form 10-Q
period 2026-06-30
MeiraGTx Holdings plc
filed 2026-08-13
CIK 1735438

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 11, 2026, the registrant had 96,042,996 ordinary shares, $0.00003881 par value per share, outstanding.

Forward-Looking Statements

This Quarterly Report on Form 10-Q (the “Form 10-Q”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements contained in this Form 10-Q that do not relate to matters of historical fact should be considered forward-looking statements, including, without limitation, statements regarding expectations regarding meetings with global regulatory authorities and the FDA, product pipeline, anticipated product benefits, goals and strategic transactions or priorities, product candidate development and status and expectations relating to clinical trials, growth expectations or targets, pre-clinical and clinical data expectations in respect of collaborations and expectations related to financing arrangements and the intended use of proceeds thereunder, as well as statements that include the words “expect,” “will,” “intend,” “plan,” “believe,” “project,” “forecast,” “estimate,” “may,” “could,” “should,” “would,” “continue,” “anticipate,” “eligible” and similar statements of a future or forward-looking nature. These forward-looking statements are based on management’s current expectations. These statements are neither promises nor guarantees, but involve known and unknown risks, uncertainties and other important factors that may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including, but not limited to, the important factors discussed under “Item 1A. Risk Factors” in this Form 10-Q. These and other important factors could cause actual results to differ materially from those indicated by the forward-looking statements made in this Form 10-Q. Any such forward-looking statements represent management’s estimates as of the date of this Form 10-Q. While we may elect to update such forward-looking statements at some point in the future, unless required by law, we disclaim any obligation to do so, even if subsequent events cause our views to change. Thus, one should not assume that our silence over time means that actual events are bearing out as expressed or implied in such forward-looking statements. These forward-looking statements should not be relied upon as representing our views as of any date subsequent to the date of this Form 10-Q.

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

Preliminary Notes

Unless the context otherwise requires, references in this Form 10-Q to “MeiraGTx,” “we,” “us”, “our” or “the Company” refer to MeiraGTx Holdings plc and its subsidiaries.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except share and per share amounts)

	June 30,	December 31,
	2026	2025
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$143,166	$65,931
Accounts receivable	3,176	—
Accounts receivable - related party	2,438	3,000
Unbilled receivables - related party	24,364	—
Prepaid expenses	3,989	6,017
Tax incentive receivable	14,286	15,286
Other current assets	26,928	1,527
Total Current Assets	218,347	91,761
Property, plant and equipment, net	100,333	105,465
Intangible assets, net	421	578
Restricted cash	2,200	2,262
Other assets	1,362	1,147
Equity method and other investments	39,838	6,749
Right-of-use assets - operating leases, net	11,524	12,852
Right-of-use assets - finance leases, net	22,424	23,616
TOTAL ASSETS	$396,449	$244,430

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$11,668	$10,066
Accrued expenses	21,225	32,893
Lease obligations - operating leases, current	2,260	2,851
Lease obligations - finance leases, current	40	38
Deferred revenue, current	359	—
Deferred revenue - related party, current	5,076	1,776
Note payable, net, current	—	24,648
Corporate tax liability	2,362	—
Other current liabilities	15,106	50,283
Total Current Liabilities	58,096	122,555
Deferred revenue - related party	11,101	65,120
Lease obligations - operating leases	9,936	11,351
Lease obligations - finance leases	85	109
Asset retirement obligations	1,450	1,399
Note payable, net	100,000	49,689
TOTAL LIABILITIES	180,668	250,223
COMMITMENTS AND CONTINGENCIES (Note 13)
SHAREHOLDERS' EQUITY (DEFICIT):
Ordinary Shares, $0.00003881 par value, 1,288,327,750 authorized, 94,188,118 and 81,120,931 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	3	3
Capital in excess of par value	932,323	808,021
Treasury shares	(18,193)	—
Accumulated other comprehensive gain	3,255	2,406
Accumulated deficit	(701,816)	(816,223)
Non-controlling interest	209	—
Total Shareholders' Equity (Deficit)	215,781	(5,793)
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)	$396,449	$244,430

See Notes to Condensed Consolidated Financial Statements

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(unaudited)

(in thousands, except share and per share amounts)

	For the Three-Month Periods Ended June 30,		For the Six-Month Periods Ended June 30,
	2026	2025	2026	2025

Revenues:
Service revenue	$11,885	$—	$11,885	$—
Service revenue - related party	104,906	3,691	105,199	5,617
License revenue - related party	204,643	—	204,643	—
Total revenue	321,434	3,691	321,727	5,617
Operating expenses:
Cost of service revenue	1,401	—	1,401	—
Cost of service revenue - related party	5,763	2,676	5,961	4,054
General and administrative	12,013	12,313	20,941	21,677
Research and development	57,832	33,495	89,816	66,275
Total operating expenses	77,009	48,484	118,119	92,006
Income (loss) from operations	244,425	(44,793)	203,608	(86,389)
Other non-operating income (expense):
Foreign currency (loss) gain	(1,466)	8,624	(4,303)	12,311
Interest income	706	408	895	1,379
Interest expense	(3,509)	(3,034)	(6,357)	(6,077)
Loss on derivative liability	(5,223)	—	(5,223)	—
Loss on equity method investee	(71,902)	—	(71,902)	—
Income tax expense	(2,362)	—	(2,362)	—
Net income (loss)	$160,669	$(38,795)	$114,356	$(78,776)

Net income (loss) attributed to:
Net income (loss) attributed to shareholders	160,720	(38,795)	114,407	(78,776)
Net loss attributed to non-controlling interest	(51)	—	(51)	—
Net income (loss)	$160,669	$(38,795)	$114,356	$(78,776)

Other comprehensive gain (loss):
Foreign currency translation gain (loss) attributed to shareholders	677	(2,459)	849	(3,806)
Foreign currency translation loss attributed to non-controlling interest	(4)	—	(4)	—
Comprehensive income (loss)	$161,342	$(41,254)	$115,201	$(82,582)

Net income (loss) per ordinary share:
Basic	$1.76	$(0.48)	$1.32	$(0.99)
Diluted	$1.71	$(0.48)	$1.30	$(0.99)

Weighted-average number of ordinary shares outstanding:
Basic	91,418,527	80,585,625	86,387,685	79,813,273
Diluted	93,805,296	80,585,625	88,115,023	79,813,273

See Notes to Condensed Consolidated Financial Statements

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

FOR THE PERIOD ENDED JUNE 30, 2026

(unaudited)

(in thousands, except share amounts)

					Accumulated Other			Total
	Ordinary		Capital in Excess		Comprehensive	Accumulated	Non-Controlling	Shareholders'
	Shares	Amount	of Par Value	Treasury Shares	Gain	Deficit	Interest	Deficit

Balance at December 31, 2025	81,120,931	$3	808,021	$—	$2,406	$(816,223)	$—	$(5,793)
Share-based compensation activity	824,466	—	(2,244)	—	—	—	—	(2,244)
Issuance of ordinary shares in at-the-market offering	1,770,729	—	14,027	—	—	—	—	14,027
Issuance costs in connection with ordinary shares	—	—	(35)	—	—	—	—	(35)
Repurchase of treasury shares	(2,300,000)	—	—	(18,193)	—	—	—	(18,193)
Issuance of ordinary shares in connection with license agreement	30,000	—	249	—	—	—	—	249
Other comprehensive gain	—	—	—	—	172	—	—	172
Net loss for the three-month period ended March 31, 2026	—	—	—	—	—	(46,313)	—	(46,313)
Balance at March 31, 2026	81,446,126	3	820,018	(18,193)	2,578	(862,536)	—	(58,130)
Share-based compensation activity	237,245	—	4,545	—	—	—	—	4,545
Issuance of ordinary shares in at-the-market offering	1,393,636	—	14,180	—	—	—	—	14,180
Issuance of ordinary shares in connection with registered offering	11,111,111	—	100,000	—	—	—	—	100,000
Contributions from non-controlling interest	—	—	—	—	—	—	3	3
Sale of non-controlling interest	—	—	412	—	—	—	261	673
Issuance costs in connection with ordinary shares	—	—	(6,832)	—	—	—	—	(6,832)
Other comprehensive gain (loss)	—	—	—	—	677	—	(4)	673
Net income (loss) for the three-month period ended June 30, 2026	—	—	—	—	—	160,720	(51)	160,669
Balance at June 30, 2026	94,188,118	$3	932,323	$(18,193)	$3,255	$(701,816)	$209	$215,781

See Notes to Condensed Consolidated Financial Statements

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

FOR THE PERIOD ENDED JUNE 30, 2025

(unaudited)

(in thousands, except share amounts)

					Accumulated Other		Total
	Ordinary		Capital in Excess		Comprehensive	Accumulated	Shareholders'
	Shares	Amount	of Par Value		Loss	Deficit	Equity

Balance at December 31, 2024	78,397,380	$3		$773,565	$(3,719)	$(702,022)	$67,827
Share-based compensation activity	457,679	—	—	2,130	—	—	2,130
Issuance of ordinary shares in at-the-market offering	563,379	—	—	4,482	—	—	4,482
Issuance costs in connection with ordinary shares	—	—		(12)	—	—	(12)
Other comprehensive loss	—	—	—	—	(1,347)	—	(1,347)
Net loss for the three-month period ended March 31, 2025	—	—		—	—	(39,981)	(39,981)
Balance at March 31, 2025	79,418,438	3	—	780,165	(5,066)	(742,003)	33,099
Share-based compensation activity	80,925	—	—	5,696	—	—	5,696
Issuance of ordinary shares in at-the-market offering	946,921	—	—	5,433	—	—	5,433
Issuance costs in connection with ordinary shares	—	—	—	(14)	—	—	(14)
Other comprehensive loss	—	—	—	—	(2,459)	—	(2,459)
Net loss for the three-month period ended June 30, 2025	—	—	—	—	—	(38,795)	(38,795)
Balance at June 30, 2025	80,446,284	$3		$791,280	$(7,525)	$(780,798)	$2,960

See Notes to Condensed Consolidated Financial Statements

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	For the Six-Month Periods Ended June 30,
	2026	2025
Cash flows from operating activities:
Net income (loss)	$114,356	$(78,776)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Share-based compensation expense	7,433	10,551
Foreign currency loss (gain)	4,303	(12,311)
Depreciation and amortization	5,831	6,271
Change in right-of-use assets	1,264	5,133
Gain on termination of lease liabilities	—	(1,365)
Loss (gain) on disposal of equipment, furniture and fixtures	46	(122)
Undistributed losses of equity method investee	71,902	—
Amortization of interest on asset retirement obligations	74	98
Amortization of debt discount	663	552
Non-cash consideration received from related party - revenue arrangement	(104,988)	—
Loss on derivative liability	5,223	—
Acquired in-process research and development	27,728	—
(Increase) decrease in operating assets:
Accounts receivable	(3,180)	—
Accounts receivable - related party	(2,818)	(1,653)
Unbilled receivables - related party	(24,365)	—
Contract assets - related party	—	986
Prepaid expenses	2,039	144
Tax incentive receivable	437	4,851
Other current assets	(25,015)	1,516
Other assets, net	71	—
Increase (decrease) in operating liabilities:
Accounts payable	611	(2,968)
Accrued expenses	(12,842)	(12,595)
Lease liabilities	(1,906)	(5,271)
Corporate tax liability	2,362	—
Other current liabilities	(39,606)	5,904
Deferred revenue	361	—
Deferred revenue - related party	(50,711)	(1,720)
Net cash used in operating activities	(20,727)	(80,775)

Cash flows from investing activities:
Purchase of property, plant and equipment	(2,340)	(2,944)
Acquisition of in-process research and development assets	(24,228)	—
Proceeds from sale of non-controlling interest	674	—
Proceeds from sale of equipment, furniture and fixtures	—	473
Net cash used in investing activities	(25,894)	(2,471)

Cash flows from financing activities:
Exercise of share options	828	35
Payments of withholdings on shares withheld for income taxes	(5,960)	(2,761)
Payments on lease obligations - financing leases	(29)	—
Proceeds from the issuance of ordinary shares	128,207	9,915
Issuance costs in connection with ordinary shares	(6,074)	(26)
Payment for treasury shares	(18,193)	—
Contributions from non-controlling interest	3	—
Payment of notes payable	(75,000)	—
Proceeds from royalty notes payable	100,000	—
Net cash provided by financing activities	123,782	7,163

Net increase (decrease) in cash, cash equivalents and restricted cash	77,161	(76,083)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	12	4,839
Cash, cash equivalents and restricted cash at beginning of the period	68,193	105,668
Cash, cash equivalents and restricted cash at end of the period	$145,366	$34,424

Supplemental disclosure of non-cash transactions:
Non-cash contribution for acquisition of in-process research and development	$3,263	$—
Issuance of shares in connection with a license agreement	$249	$—
Fixed asset acquisitions included in accounts payable and accrued expenses	$61	$892
Issuance costs in connection with sale of ordinary shares in accounts payable and accrued expenses at end of period	$793	$—
Supplemental disclosure of cash flow information:
Cash paid for interest	$7,888	$5,557

See Notes to Condensed Consolidated Financial Statements

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.       Organization and Basis of Presentation

The Company

MeiraGTx Holdings plc and subsidiaries (the “Company” or “MeiraGTx Holdings”), an exempted company incorporated under the laws of the Cayman Islands, is a vertically integrated, clinical-stage genetic medicines company with a broad pipeline of four late-stage clinical programs. Each of these programs uses local delivery of small doses, resulting in disease-modifying effects in both inherited and more common diseases, in the eye, radiation-induced xerostomia and Parkinson’s disease. The Company uses its innovative technology in optimization of capsids, promoters, and novel translational control elements to develop best-in-class, potent, safe viral vectors. The Company’s broad pipeline is supported by end-to-end in-house manufacturing. The Company has built the most comprehensive manufacturing capabilities in the industry, including two that are licensed for good manufacturing practices (“GMP”) viral vector production and a GMP Quality Control facility with clinical and commercial licensure. In addition, the Company has developed a proprietary manufacturing platform process over 9 years based on more than 20 different viral vectors with leading yield and quality aspects and commercial readiness. Uniquely, the Company has developed a novel technology for in vivo delivery of any biologic therapeutic using oral small molecules. This transformative riboswitch gene regulation platform technology allows precise, dose-responsive expression of gene expression by oral small molecules. The Company is focusing the riboswitch platform on regulated in vivo delivery of metabolic peptides, including leptin, GLP-1, GIP, glucagon, amylin and PYY, as well as cell therapy, CAR-T for liquid and solid tumors and autoimmune diseases, and additionally, PNS targets addressing long-term intractable pain. The Company has developed the technology to apply genetic medicine to common diseases, increasing efficacy, addressing novel targets, and expanding access in some of the largest disease areas where the unmet need remains high.

Asset Purchase and Related Agreements with Janssen Pharmaceuticals, Inc.

On April 15, 2026 (“Janssen Closing Date”), the Company and MeiraGTx Ocular entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Janssen Pharmaceuticals, Inc. (“Janssen”) to reacquire the global rights to botaretigene sparoparvovec (“bota-vec”) for the treatment of X-linked retinitis pigmentosa associated with mutations in the RPGR gene (the “RPGR Product”) through the acquisition of the license agreement and related assets associated with the development, manufacture and commercialization of the RPGR Product. The Company paid Janssen an upfront cash purchase price of $25.0 million, regaining full ownership and control of the RPGR Product and all associated future development and commercialization rights.

In addition to the upfront payment, the Asset Purchase Agreement includes a one-time contingent milestone payment of $50.0 million, payable upon the achievement of both of the following regulatory and commercial milestones: U.S. regulatory approval of the RPGR Product and cumulative U.S. net sales exceeding $250.0 million. The Company is also obligated to pay Janssen tiered royalties in the mid-teens on future global net sales of RPGR Products beginning on or after July 1, 2029. If the Company enters into future licensing or commercialization arrangements for the RPGR Product with third parties, Janssen is also entitled to receive a portion of certain upfront and milestone payments, as well as royalties based on amounts received from such third parties or, in certain cases, on the third party's net sales of RPGR Products.

As part of the transaction, the parties entered into a Termination Agreement on the Janssen Closing Date (the “Termination Agreement”) to terminate the prior asset purchase agreement (the “Original Asset Purchase Agreement”) pursuant to which the Company and MeiraGTx UK II sold the RPGR Product to Janssen, and the related supply agreement (the “Supply Agreement”), each entered into on December 20, 2023, thereby restoring the Company’s full strategic and operational control over the RPGR Product while establishing the future contingent payment obligations described above.

Johnson & Johnson Innovation – JJDC, Inc. (“JJDC”), the investment arm of Johnson & Johnson and the indirect owner of Janssen, continues to hold more than 5% of the Company's outstanding ordinary shares. As a result, Janssen remains a related party of the Company for financial reporting purposes. In connection with the above transaction, JJDC and Janssen have also agreed not to sell or transfer any of the Company’s ordinary shares or securities convertible into, exchangeable for, or exercisable for the Company’s ordinary shares, for twelve months following the Janssen Closing Date and following such twelve month period, if they ever intend to sell the Company’s shares after the twelve month period, they will provide written notice to the Company at least five business days prior to taking any action.

Eli Lilly and Company Collaboration Agreement

On November 7, 2025 (the “Lilly Effective Date”), MeiraGTx Ocular, MeiraGTx Limited and MeiraGTx UK II (collectively, “MeiraGTx”), entered into a strategic collaboration and license agreement with Eli Lilly and Company (“Lilly”) (the “Lilly Collaboration Agreement”) for the research, development and commercialization of genetic medicines in and related to the area of ophthalmology. Under the Lilly Collaboration Agreement, MeiraGTx has granted Lilly exclusive, worldwide rights to research, develop and commercialize the Company’s product candidate AAV-AIPL1, which treats Leber congenital amaurosis 4, or LCA4, caused by mutations in the AIPL1 gene, as well as two other preclinical product candidates which are intended to treat other inherited retinal dystrophies. As of the Lilly Effective Date, Lilly has (i) an exclusive license to proprietary intravitreal capsids for use with up to five targets, relating to or useful in the field of ophthalmology, to be selected by Lilly, (ii) an exclusive license to proprietary pan-retinal or rod-specific promoters for use with up to five targets, relating to or useful in the field of ophthalmology, to be selected by Lilly and (iii) a right of first designation with respect to certain target-specific transactions that MeiraGTx Ocular or its affiliates may seek to pursue in the field of ophthalmology. Lilly also has a right of first negotiation for use of the Company’s proprietary riboswitch technology in the field of ophthalmological gene editing.

Under the terms of the Lilly Collaboration Agreement, MeiraGTx received an upfront payment of $75.0 million after signing the Lilly Collaboration Agreement and will be eligible to receive up to over $400.0 million in total milestone payments, including up to $135.0 million in other potential near-term cash consideration upon the achievement of certain development and regulatory approval milestones. Lilly has the right to research, develop and commercialize products under the Lilly Collaboration Agreement, at its own cost. The Company may also perform research, development and manufacturing services for Lilly under the Lilly Collaboration Agreement and related agreements, for which it is entitled to reimbursement in accordance with the applicable contractual terms. The Lilly Collaboration Agreement also provides for tiered royalties to be paid to MeiraGTx Ocular on future product sales.

Hologen Strategic Collaboration

On March 9, 2025, the Company and certain of its affiliates entered into a strategic collaboration with Hologen Limited (“Hologen”) and certain of its affiliates to advance the development of certain central nervous system gene therapy programs and to support the Company’s manufacturing capabilities. Hologen is a leading developer of multi-modal generative AI foundation models of real-world clinical data for clinical medicine and pharmaceutical drug development. Under the collaboration, Hologen committed to provide an upfront payment of $200.0 million and up to an additional $230.0 million to fund the development of the Company’s AAV-GAD program for the treatment of Parkinson’s disease to commercialization and other locally delivered central nervous system therapies. The Company also received an aggregate of 500,000 Class A shares of Hologen for nominal consideration. As of June 30, 2026, Hologen had funded $105.0 million of the upfront payment commitment.

The collaboration is governed by two framework agreements. The first, between the Company, MeiraGTx Neuro UK, Reogen Limited (formerly known as Hologen Neuro AI Limited) (“Reogen”) and Hologen, relates to the management of the business and affairs of Reogen, including the research, development, manufacture and commercialization of our (i) AAV-GAD investigational gene therapy for the treatment of Parkinson’s disease, AAV-BDNF investigational gene therapy for the treatment of genetic obesity disorders and other potential locally delivered genetic medicines to the central nervous system (the “Clinical Programs”) and (ii) proprietary device designed to effect the local delivery of a gene therapy product into the central nervous system or any topographic or subcutaneous tissue modification on the face and scalp, of humans or animals (the “Delivery Device”), in each case, in accordance with the terms and conditions of the Hologen Collaboration Agreement as further described below. The second, between MeiraGTx Manufacturing, MeiraGTx Limited and Hologen, provides for the management of the business and affairs of MeiraGTx Manufacturing, including Hologen’s investment in MeiraGTx Manufacturing and its participation in funding the manufacturing business.

During the second quarter of 2026, the parties completed the initial closing of the strategic collaboration and entered into amendments to the framework agreements to facilitate the initial funding and investment structures. As part of the initial closing, the Company, MeiraGTx Neuro UK, MeiraGTx Neuro I, Reogen, Hologen Neuro AI UK Limited and Hologen entered into the Collaboration and License Agreement, dated as of April 20, 2026 (the “Hologen Collaboration Agreement”) governing the research, development, manufacturing and commercialization of the Clinical Programs and the Delivery Device. The parties also completed Hologen’s initial investment in MeiraGTx Manufacturing. Following the initial closing, MeiraGTx Neuro UK holds a 39% ownership interest in Reogen, and Hologen holds a minority interest in MeiraGTx Manufacturing.

Following the initial closing, Hologen will fund an additional $95.0 million to satisfy the remaining portion of the upfront payments provided for under the framework agreements and the Hologen Collaboration Agreement. These funds will be used by Hologen to purchase (i) a portion of the Reogen shares held by MeiraGTx Neuro UK, such that following the purchase, MeiraGTx Neuro UK and Hologen are expected to hold 30% and 70% of the outstanding shares in Reogen, respectively, and (ii) additional shares in MeiraGTx Manufacturing from MeiraGTx Limited, such that following the purchase, Hologen will have increased its minority interest in MeiraGTx Manufacturing. The Company's obligation to issue additional MeiraGTx Manufacturing shares in exchange for the additional funding gives rise to a contingent forward financial instrument, which is recognized and measured at fair value as described in Note 5. The framework agreement relating to MeiraGTx Manufacturing also provides Hologen with an option to increase its ownership interest in MeiraGTx Manufacturing to up to 40%, which may be exercised within twelve months after Hologen purchases all of its additional shares in MeiraGTx Manufacturing using a portion of the proceeds from the remaining amount of the upfront payment to be paid, subject to the terms and conditions of the framework agreement. This option gives rise to a financial instrument that is recognized and measured at fair value as described in Note 5. If Hologen does not exercise the option during that twelve month period, then the Company has an option to purchase all of the shares of MeiraGTx Manufacturing held by Hologen for the same price that Hologen paid for such shares. The Company may exercise its option beginning on the third anniversary of the date Hologen purchases its additional shares in MeiraGTx Manufacturing and ending three years thereafter.

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

Interim Financial Statements

The accompanying condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, the condensed consolidated financial statements include all adjustments (consisting of normal recurring adjustments) necessary in order to make the condensed consolidated financial statements not misleading. Operating results for the six-month period ended June 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2025 included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the “Form 10-K”).

Liquidity

The Company does not currently have any approved products and has never generated any revenue from product sales. Although the Company has achieved profitable operations during the current period, such profitability was primarily attributable to non-recurring transactions and there is no assurance that profitable operations could be sustained on a continuing basis. In addition, development activities, clinical and preclinical testing, and commercialization of the Company’s product candidates will require significant additional financing. The Company’s accumulated deficit at June 30, 2026 totaled $701.8 million, and management expects to incur substantial losses in future periods. The success of the Company is subject to certain risks and uncertainties, including, among others: uncertainty of product development; competition in the Company’s field of use; uncertainty of capital availability; uncertainty in the Company’s ability to enter into agreements and consummate transactions with collaborative partners; expanding and protecting the Company’s intellectual property portfolio; dependence on third parties; and dependence on key personnel. For the six months ended June 30, 2026, the Company had $20.7 million cash flows used in operations. There are no assurances that the Company will generate positive cash flows in the future. Additionally, there are no assurances that the Company will be successful in obtaining an adequate level of financing for the development and commercialization of its product candidates.

As of June 30, 2026, the Company had cash, cash equivalents and restricted cash in the amount of $145.4 million, which consisted of depository and money market accounts held at large international banks. The Company estimates that its cash and cash equivalents on-hand, accounts receivable, accounts receivable – related party, unbilled receivables – related party and tax incentive receivable at June 30, 2026, together with the $35.0 million gross proceeds from the Second Purchase of the Royalty Notes under the Royalty Note Purchase Agreement and sale of ordinary shares to the Purchasers under the Securities Purchase Agreement (as such capitalized terms are defined in, and such transactions are described in, Note 12) in the third quarter of 2026 will be sufficient to cover its expenses for at least the next twelve months from the date of issuance of these condensed consolidated financial statements. This estimate does not include the additional $95.0 million upfront payment from Hologen or the $135.0 million in potential near-term cash consideration from Lilly upon achievement of certain development and regulatory approval milestones, or any subsequent tranches available under the Royalty Note Purchase Agreement.

Risks and Uncertainties

The Company operates in an industry that is subject to intense competition, government regulation and rapid technological change. The Company’s operations are subject to significant risk and uncertainties including financial, operational, technological, regulatory and other risks, including the potential risk of business failure.

The Company’s capital resources and operations to date have been funded primarily with the proceeds from the Company’s collaboration and business development activities and private and public equity offerings, as well as proceeds from debt financings. In the future, the Company may seek to raise additional capital through equity offerings, debt financings, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements or other sources to enable it to complete the development and potential commercialization of its product candidates.

2.       Summary of Significant Accounting Policies and Recent Accounting Pronouncements

Certain of the Company’s significant accounting policies are described below. All of the Company’s significant accounting policies are disclosed in the notes to the audited consolidated financial statements as of and for the year ended December 31, 2025 included in the Company’s Form 10-K.

Consolidation

The accompanying condensed consolidated financial statements include the accounts of MeiraGTx Holdings and its subsidiaries:

MeiraGTx Limited, a limited company incorporated under the laws of England and Wales;

MeiraGTx, LLC, a Delaware limited liability company;

MeiraGTx UK II Limited, a limited company incorporated under the laws of England and Wales (“MeiraGTx UK II”);

MeiraGTx Ireland DAC, a designated activity company incorporated under the laws of Ireland (“MeiraGTx Ireland”);

MeiraGTx UK Limited, a limited company incorporated under the laws of England and Wales (“MeiraGTx UK”);

MeiraGTx Belgium, a private company with limited liability incorporated under the laws of Belgium (“MeiraGTx Belgium”);

MeiraGTx Cell Therapies, a simplified joint stock company, incorporated under the laws of France;

BRI-Alzan, Inc., a Delaware corporation;

MeiraGTx Bio, Inc., a Delaware corporation;

MeiraGTx B.V., a private company with limited liability incorporated under the laws of the Netherlands (“MeiraGTx B.V.”);

MeiraGTx Netherlands, B.V., a private company with limited liability incorporated under the laws of the Netherlands (“MeiraGTx Netherlands”);

MeiraGTx Neurosciences, Inc., a Delaware corporation;

MeiraGTx Therapeutics, Inc., a Delaware corporation;

MeiraGTx Neuro I, LLC, a Delaware limited liability company (“MeiraGTx Neuro US”);

MeiraGTx Neuro II, LLC, a Delaware limited liability company;

MeiraGTx Manufacturing Limited, a limited company incorporated under the laws of England and Wales (“MeiraGTx Manufacturing”);

MeiraGTx Ocular UK Limited, a limited company incorporated under the laws of England and Wales (“MeiraGTx Ocular”);

MeiraGTx Gene Regulation Limited, a limited company incorporated under the laws of England and Wales; and

MeiraGTx Neuro UK Limited, a limited company incorporated under the laws of England and Wales (“MeiraGTx Neuro UK”).

All the above subsidiaries are wholly owned by MeiraGTx Holdings, except that Hologen holds a minority interest in MeiraGTx Manufacturing. All intercompany balances and transactions between the consolidated companies have been eliminated in consolidation.

Use of Estimates

Management considers many factors in selecting appropriate financial accounting policies and controls, and in developing the estimates and assumptions that are used in the preparation of these condensed consolidated financial statements. Management must apply significant judgment in this process. In addition, other factors may affect estimates, including expected business and operational changes, sensitivity and volatility associated with the assumptions used in developing estimates, and whether historical trends are expected to be representative of future trends. The estimation process often may yield a range of potentially reasonable estimates of the ultimate future outcomes and management must select an amount that falls within that range of reasonable estimates. This process may result in actual results differing materially from those estimated amounts used in the preparation of the financial statements if these results differ from historical experience, or other assumptions do not turn out to be substantially accurate, even if such assumptions are reasonable when made. In preparing these condensed consolidated financial statements, management is required to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Significant estimates include, among others, the measurement of progress towards satisfaction of performance obligations, estimates of stand-alone selling price and material rights in revenue arrangements, the accounting for research and development costs, share-based compensation, lease related assumptions, asset retirement obligations, the fair value of financial instruments and the valuation of tax incentive receivable.

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

	June 30,	December 31,
	2026	2025
Cash and cash equivalents	$143,166	$65,931
Restricted cash	2,200	2,262
Total cash, cash equivalents and restricted cash in the condensed consolidated statements of cash flows	$145,366	$68,193

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

The Company follows ASC 820, Fair Value Measurements and Disclosures, for application to financial assets and liabilities. In addition to defining fair value, the standard expands the disclosure requirements around fair value and establishes a fair value hierarchy for valuation inputs. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market. Each fair value measurement is reported in one of the three levels which are determined by the lowest level input that is significant to the fair value measurement in its entirety. These levels are:

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

The table below represents the values of the Company's financial assets and liabilities that are required to be measured at fair value on a recurring basis (in thousands):

	Financial Asset (Liability)	Fair Value Measurement Using:
		Significant	Significant Other	Significant
	June 30,	Observable Inputs	Observable Inputs	Unobservable Inputs
Description	2026	(Level 1)	(Level 2)	(Level 3)
Cash equivalents	$97,147	$97,147	$—	$—
Contingent forward instrument (Note 5)	$21,800	$—	$—	$21,800
Royalty Notes (Note 12)	$(100,000)	$—	$—	$(100,000)
Derivative liability (Note 5)	$(5,223)	$—	$—	$(5,223)
Equity option instrument (Note 5)	$(2,450)	$—	$—	$(2,450)

	Financial Asset (Liability)	Fair Value Measurement Using:
		Significant	Significant Other	Significant
	December 31,	Observable Inputs	Observable Inputs	Unobservable Inputs
Description	2025	(Level 1)	(Level 2)	(Level 3)
Cash equivalents	$60,253	$60,253	$—	$—

The Company's Level 3 financial instruments consist of the Royalty Notes, the contingent forward instrument, the equity option instrument and the derivative liability. These instruments are classified within Level 3 of the fair value hierarchy because their fair values are determined using valuation techniques that incorporate significant unobservable inputs. Depending on changes in the underlying assumptions and market conditions, the contingent forward and equity option instruments may be presented as either assets or liabilities in the accompanying condensed consolidated balance sheets.

The following table summarizes the valuation techniques and significant unobservable inputs used to estimate fair value:

June 30,
Instrument	Valuation Technique	Significant Unobservable Input	2026
Contingent forward instrument	Monte Carlo simulation	Expected volatility Expected term Discount rate	47.5% 1 year 3.6% - 6.0%
Royalty Notes	Scenario-based analysis	Discount rate	—
Derivative liability	Monte Carlo simulation	Expected volatility Risk-free interest rate	80% 4.1%
Equity option instrument	Monte Carlo simulation	Expected volatility Expected term Discount rate	47.5% 2 years 3.6% - 6.1%

The fair value of the Royalty Notes outstanding at June 30, 2026 equaled the transaction price upon initial recognition. Accordingly, no significant valuation adjustments were required at inception. Subsequent reporting periods will reflect fair value measurements based on the valuation techniques and assumptions described above.

Significant increases in expected future royalty cash flows would generally increase the fair value of the Royalty Notes, while increases in the discount rate would generally decrease its fair value. The fair values of the contingent forward instrument and option instrument are primarily affected by changes in expected share price volatility and, where applicable, the probability of contingent settlement events. Changes in these assumptions may increase or decrease the fair values of the instruments and the related gains or losses recognized in earnings.

In addition to the financial instruments mentioned above, at June 30, 2026, the Company's financial instruments included cash and cash equivalents, restricted cash, accounts receivable, accounts receivable – related party, unbilled receivables – related party and accounts payable. The carrying amounts reported in the Company's condensed consolidated financial statements for these instruments approximate their respective fair values because of the short-term nature of these instruments.

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

The Company uses estimates to determine the asset retirement obligations at the end of the lease term and discounts such asset retirement obligations using an estimated discount rate. Interest on the discounted asset retirement obligation is amortized over the term of the lease using the effective interest method and is recorded as interest expense in the condensed consolidated statements of operations and comprehensive income (loss).

During the three months ended March 31, 2025, the Company determined that it was reasonably certain to exercise its early termination option on an operating lease for laboratory and office space, for which the Company had an associated asset retirement obligation liability in the amount of $1.7 million and a corresponding leasehold improvement with a net book value of $0.3 million as of March 31, 2025. At that time, the landlord indicated that it would no longer require the Company to make any changes to the premises prior to the lease termination and the Company only expected to incur $0.1 million related to decontamination costs. Therefore, a change in estimate of the asset retirement obligation was recorded resulting in a gain on termination of lease liabilities of $1.3 million which is included in general and administrative expenses in the accompanying condensed consolidated statements of operations and comprehensive income (loss) for the six-month period ended June 30, 2025.

The change in asset retirement obligations is as follows (in thousands):

	For the Six-Month Periods Ended June 30,
	2026	2025
Balance at beginning of period	$1,399	$2,821
Change in estimate	—	(1,576)
Amortization of interest	74	98
Effects of exchange rate changes	(23)	111
Balance at end of period	$1,450	$1,454

IDA Ireland Grant

In August 2021, MeiraGTx Ireland entered into an agreement pursuant to which it received a grant from IDA Ireland for financial assistance in establishing its operations in Shannon, Ireland. Under the terms of the grant, MeiraGTx Ireland is eligible to receive the lesser of €1.0 million or €10,000 for each job created (the “employment grant”) and the lesser of €1.2 million or 4% of the actual expenditure on the provision of machinery and equipment (the “capital grant”). MeiraGTx Ireland may apply for a drawdown of the employment grant once a job has been created and the position has been held for a period of at least one month, and may apply for a drawdown of the capital grant once an eligible asset has been purchased and installed, conditioned on the creation of a cumulative number of jobs by the end of the immediately preceding year. An aggregate of 100 jobs must be created to receive the maximum benefit under the capital grant. An application for a drawdown must be accompanied by an audit certification for compliance with the terms of the grant. The Company has a guarantee in place with a bank in favor of IDA Ireland, pursuant to which it restricts cash in the amount of claims made under the grant such that the Company maintains the funds to cover any portion of the grant income that may become repayable in the future. This amount is presented as restricted cash in the accompanying condensed consolidated balance sheets. All expenditures were required to be completed by December 31, 2024, and the agreement terminates on the later of five years from the date of the last payment from the grant or five years from completion of the capital investment, which is expenditure of at least €30.0 million on eligible machinery and equipment.

The Company recognizes grant income when there is reasonable assurance that the Company will comply with the conditions attached to the grant and that it will receive the grant. During the six months ended June 30, 2026 and 2025, the Company recognized de minimis grant income as a reduction of research and development expenses in the accompanying condensed consolidated statements of operations and comprehensive income (loss).

Until the termination of the grant agreement in September 2030, MeiraGTx Ireland must maintain compliance with the terms of the grant. If the total number of jobs is less than 100 at the time of IDA Ireland’s annual review, the Company may have to repay a portion of the capital grant, and if a job for which the Company received employment grant funding remains vacant for a period in excess of six calendar months, the Company may have to repay the employment grant received for that job. As of June 30, 2026, the Company is in compliance with the terms of the grant.

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

Amounts received prior to satisfying the revenue recognition criteria are recognized as deferred revenue in the Company’s condensed consolidated balance sheets. Amounts expected to be recognized as revenue within the 12 months following the balance sheet date are classified as current deferred revenue. Amounts not expected to be recognized as revenue within the 12 months following the balance sheet date are classified as long-term deferred revenue.

The Company’s revenue arrangements include the following:

Upfront License Fees: If a license is determined to be distinct from the other performance obligations identified in the arrangement, we recognize revenues from non-refundable, upfront fees allocated to the license when the license is transferred to the licensee and the licensee is able to use and benefit from the license. For licenses that are bundled with other promises, we utilize judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue from non-refundable, upfront fees. We evaluate the measure of progress each reporting period and, if necessary, adjust the measure of performance and related revenue recognition.

Milestone Payments: At the inception of an agreement that includes research and development milestone payments, the Company evaluates each milestone to determine when and how much of the milestone to include in the transaction price. The Company first estimates the amount of the milestone payment that the Company could receive using either the expected value or the most likely amount approach. The Company primarily uses the most likely amount approach as that approach is generally most predictive for milestone payments with a binary outcome. Then, the Company considers whether any portion of that estimated amount is subject to the variable consideration constraint (that is, whether it is probable that a significant reversal of cumulative revenue would not occur upon resolution of the uncertainty). The Company updates the estimate of variable consideration included in the transaction price at each reporting date which includes updating the assessment of the likely amount of consideration and the application of the constraint to reflect current facts and circumstances.

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

Research and Development Services: Under certain collaboration arrangements, the Company performs research and development services, including process development, process performance qualification, analytical development and other development activities. These services are generally transferred over time as the customer simultaneously receives and consumes the benefits of the Company's performance. Revenue is recognized over time using a cost-based input method that measures progress toward complete satisfaction of the performance obligation based on costs incurred relative to total estimated costs expected to satisfy the performance obligation.

Contract Manufacturing Services: Under certain collaboration and manufacturing arrangements, the Company provides contract manufacturing services, including manufacturing of product, release testing, stability testing, preparation of batch and assay documentation, and delivery of manufactured product. The Company evaluates the activities included in each request for proposal or work order to determine whether they represent separate performance obligations or should be combined. Activities are combined into a single performance obligation when they are not separately identifiable within the context of the contract and together represent a combined output to the customer. Revenue is recognized over time as the Company performs the manufacturing services because control of the work in process transfers to the customer as the manufacturing activities are performed. Progress toward complete satisfaction of the performance obligation is measured using a cost-based input method, under which revenue is recognized based on costs incurred relative to total estimated costs expected to satisfy the performance obligation.

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

Net Income (Loss) per Ordinary Share

Basic net income (loss) per ordinary share is computed by dividing net income (loss) attributable to ordinary shareholders by the weighted average number of the Company’s ordinary shares assumed to be outstanding during the period of computation. Diluted net income (loss) per ordinary share is computed by dividing net income (loss) attributable to ordinary shareholders by the weighted average number of ordinary shares outstanding during the period, adjusted to give effect to potentially dilutive ordinary shares outstanding during the period using the treasury stock method. Potentially dilutive ordinary shares consist primarily of share options, restricted share units, and warrants. These securities are included in the computation of diluted net income per ordinary share when their effect is dilutive. Potentially dilutive securities are excluded from the computation of diluted earnings per ordinary share if their effect would be anti-dilutive. For periods in which the Company reports a net loss, all potentially dilutive ordinary shares are excluded from the computation of diluted net loss per ordinary share because their inclusion would be anti-dilutive. As a result, basic and diluted net loss per ordinary share are the same for such periods.

Segment Information

Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision maker (“CODM”), or decision-making group, in deciding how to allocate resources in assessing performance. The Company has one reportable and operating segment, which is the development and manufacturing of genetic medicines, for purposes of reporting financial condition and results of operations. The Company’s CODM is the chief executive officer.

The accounting policies of its segment are the same as those described in the summary of significant accounting policies. The CODM allocates resources and assesses performance of the Company’s single reportable segment by regularly reviewing the segment net income (loss) that also is reported on the condensed consolidated statements of operations and comprehensive income (loss) as net income (loss).

The following table sets forth information about the Company’s single reportable segment and the significant expenses reviewed by the CODM, including a reconciliation to net income (loss) (in thousands):

	For the Three-Month Periods Ended June 30,		For the Six-Month Periods Ended June 30,
	2026	2025	2026	2025
Service revenue - related party	$104,906	$3,691	$105,199	$5,617
Service revenue	11,885	—	11,885	—
License revenue - related party	204,643	—	204,643	—
Operating expenses:
Cost of service revenue	1,401	—	1,401	—
Cost of service revenue - related party	5,763	2,676	5,961	4,054
General and administrative	9,146	8,607	15,316	14,951
Clinical programs:
Botaretigene sparoparvovec	31,302	—	31,331	—
AAV-hAQP1	7,349	2,754	9,704	7,606
AAV-GAD	3,098	8,970	4,010	10,430
Other ocular diseases	—	20	108	1,465
Manufacturing	5,046	8,888	21,409	22,989
Preclinical programs:
Gene regulation	1,252	3,241	2,673	5,527
Neurodegenerative diseases	328	298	729	724
Ocular diseases	180	1,162	1,003	1,787
Other research and development[1]	5,540	3,019	11,210	5,651
Share-based compensation	3,779	5,659	7,433	10,551
Depreciation and amortization	2,825	3,190	5,831	6,271
Total operating expenses	77,009	48,484	118,119	92,006
Other segment items[2]	(83,756)	5,998	(89,252)	7,613
Segment net income (loss)	$160,669	$(38,795)	$114,356	(78,776)
Net income (loss)	$160,669	$(38,795)	$114,356	$(78,776)

1 Other research and development is comprised of all other costs including payroll and payroll related costs, travel, rent and facilities costs and other non-program specific expenses.

2 Other segment items is comprised of foreign currency (loss) gain, interest income, interest expense, income tax expense, loss on derivative liability and loss on equity method investee.

The Company’s service revenue – related party and service revenue were generated in the United Kingdom and the Company’s license revenue – related party was generated in the United States.

The following table summarizes long-lived assets by geographical area (in thousands):

	June 30,	December 31,
	2026	2025
United States	$8,189	$8,830
United Kingdom	25,229	26,092
European Union	101,284	107,589
	$134,702	$142,511

Non-Controlling Interests

Non-controlling interests are classified as a separate component of equity in the condensed consolidated balance sheets and condensed consolidated statement of shareholders’ equity. Additionally, net income (loss) and comprehensive income (loss) attributable to non-controlling interests are reflected separately from net income (loss) and comprehensive income (loss) on the condensed consolidated statements of operations and comprehensive income (loss) and condensed consolidated statement of shareholders’ equity. Any change in ownership of a subsidiary while the controlling financial interest is retained is accounted for as an equity transaction between the controlling and non-controlling interests. Losses continue to be attributed to the non-controlling interests, even when the non-controlling interests' basis has been reduced to zero.

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

Recent Accounting Pronouncements Not Yet Adopted

In November 2024, the FASB issued ASU 2024-03, Income Statement: Reporting Comprehensive Income: Expense Disaggregation Disclosures (Subtopic 220-40), which requires public business entities to disclose additional information about specific expense categories in the notes to financial statements at interim and annual reporting periods. In January 2025, the FASB issued ASU 2025-01, Clarifying the Effective Date, which revised the effective date of ASU 2024-03 for interim periods. The guidance is effective for annual periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. The Company is currently assessing the impact of ASU 2024-03 and ASU 2025-01 on its condensed consolidated financial statements.

In December 2025, the FASB issued ASU 2025-10, Government Grants (ASC 832): Accounting for Government Grants Received by Business Entities. This update establishes guidance on the recognition, measurement, and presentation of government grants received by business entities. The new guidance leverages the principles in the accounting framework for government assistance in International Accounting Standard 20, Accounting for Government Grants and Disclosure of Government Assistance. The guidance is effective for interim periods within annual reporting periods beginning after December 15, 2028. Early adoption is permitted. The Company is currently evaluating the impact of ASU 2025-10 on its condensed consolidated financial statements and related disclosures.

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (ASC 270) Narrow-Scope Improvements. This update clarifies interim disclosure requirements, including providing a comprehensive list of interim disclosure requirements under GAAP and a disclosure principle that requires entities to disclose events since the last annual reporting period that have a material impact on the entity. The guidance is effective for interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company does not expect any significant impact on its financial condition or results of operations upon adoption.

In December 2025, the FASB issued ASU 2025-12, Codification Improvements, to update, correct, clarify and otherwise improve GAAP. The guidance is effective for annual reporting periods beginning after December 15, 2026, and for interim periods within those annual reporting periods. Early adoption is permitted as of the beginning of an annual reporting period and adoption can be applied prospectively or retrospectively, as well as on an issue-by-issue basis. The Company does not expect any significant impact on its financial condition or results of operations upon adoption.

3.      Equity Method and Other Investments

The Company’s investments consist of the following (in thousands):

		June 30, 2026
Investee	Investment Type	Ownership Percentage	Carrying Value	Cost Basis
Reogen	Equity Method Investment	39.0%	$26,276	$98,178
Hologen Limited	Equity Investment	3.0%	6,813	6,813
Visiogene LLC	Equity Method Investment	25.0%	5,133	5,165
Other	Equity Investment	0.8%	1,616	1,500
Total equity method and other investments			$39,838	$111,656

		December 31, 2025
Investee	Investment Type	Ownership Percentage	Carrying Value	Cost Basis
Visiogene LLC	Equity Method Investment	25.0%	$5,133	$5,165
Other	Equity Investment	0.8%	1,616	1,500
Total equity method and other investments			$6,749	$6,665

On April 20, 2026, the Company completed the initial closing of its strategic collaboration with Hologen and recognized a 39% equity interest in Reogen. The Company accounts for its investment in Reogen under the equity method of accounting because it has the ability to exercise significant influence over Reogen’s operating and financial policies but does not control the entity. As part of the accounting for the strategic collaboration arrangement, the initial carrying amount of the investment was measured based on the fair value of the underlying 39% equity interest acquired. Thereafter, the carrying amount of the investment is adjusted to recognize the Company’s proportionate share of Reogen’s net income or loss and other comprehensive income or loss. As of June 30, 2026, the carrying amount of the Company’s investment in Reogen was $26.3 million. During the three and six months ended June 30, 2026, the Company recognized a loss of $71.9 million under the equity method of accounting, representing its proportionate share of Reogen’s operating results associated with the acquired in-process research and development assets relating to the Clinical Programs and the Delivery Device, as well as Reogen’s ongoing research and development activities.

Below is the summarized financial information of Reogen for the period between April 20, 2026 and June 30, 2026 (in thousands):

For the period between
April 20, 2026 and June 30, 2026
Statement of Operations
Research and development expense	$(184,381)
General and administrative expense	$(20)
Other income	$43
Net loss	$(184,358)

In connection with the strategic collaboration, the Company acquired an aggregate of 500,000 ordinary shares of Hologen, representing an ownership interest of approximately 3%. The investment is accounted for as an equity investment in accordance with ASC 321, Investments – Equity Securities. As part of the accounting for the strategic collaboration arrangement, the investment was initially recognized based on the fair value assigned to the underlying equity interest acquired. Because Hologen is a privately held company without a readily determinable fair value and has multiple classes of shares with differing economic rights and preferences, the fair value assigned to the Company's investment reflects the rights and characteristics of the specific ordinary shares acquired. Subsequently, the investment is measured using the measurement alternative under ASC 321, at cost, less impairment, if any, adjusted for observable price changes in orderly transactions for an identical or similar investment of the same issuer. As of June 30, 2026, the carrying amount of the Company’s investment in Hologen was $6.8 million. Accordingly, the carrying amount of the investment should not be used to infer the overall equity value of Hologen or the value of other classes of Hologen shares.

4.       Accrued Expenses

Accrued expenses for the periods presented are comprised of the following (in thousands):

	June 30,	December 31,
	2026	2025
Compensation and benefits	$8,785	$12,810
Professional fees	4,094	6,069
Research and development	3,358	3,867
Manufacturing costs	2,033	3,378
Consulting	954	1,041
Clinical trial costs	915	1,429
Interest on Tranche 1 Notes	—	2,710
Other	1,086	1,589
	$21,225	$32,893

5.	Financial Instruments

The Company recognizes certain financial instruments arising from financing and strategic collaboration arrangements. These instruments are measured either at fair value on a recurring basis or in accordance with their applicable accounting guidance. Depending on changes in fair value, these instruments may be presented as either assets or liabilities in the accompanying condensed consolidated balance sheets.

Financial instruments for the periods presented are comprised of the following (in thousands):

	June 30,	December 31,
Financial Instruments	2026	2025
Contingent forward instrument	$21,800	$—
Derivative liability	$(5,223)	$—
Equity option instrument	$(2,450)	$—

As described in Note 1, the Company recognized a contingent forward instrument related to its obligation to issue additional MeiraGTx Manufacturing shares upon Hologen's payment of the additional funding commitment, and an option instrument related to Hologen's contractual right to increase its ownership interest in MeiraGTx Manufacturing. These instruments are measured at fair value on a recurring basis using a Monte Carlo simulation model and are classified within Level 3 of the fair value hierarchy due to the use of significant unobservable inputs. Changes in fair value are recognized in earnings in the period in which they occur. As of June 30, 2026, the contingent forward instrument and option instrument were presented within other current assets and other current liabilities, respectively, in the accompanying condensed consolidated balance sheets based on their respective fair values at the reporting date.

The Company also has a derivative liability associated with the Right and Offering Participation granted under the Securities Purchase Agreement entered into with the Purchasers (as such capitalized terms are defined in, and such transactions are described in, Note 12). The instrument is classified as a liability because it may require settlement through the issuance of a variable number of the Company’s ordinary shares for a fixed monetary amount and is accounted for at fair value on a recurring basis. The derivative liability is classified within Level 3 of the fair value hierarchy as its valuation incorporates significant unobservable inputs, and changes in fair value are recognized in earnings in the period in which they occur. As of June 30, 2026, the derivative liability was presented within other current liabilities in the accompanying condensed consolidated balance sheets based on their respective fair values at the reporting date.

6.      Share-Based Compensation

Equity Incentive Plans

The Company’s 2018 Incentive Award Plan (the “2018 Plan”) and 2016 Equity Incentive Plan (the “2016 Plan”) were adopted by the Company’s board of directors and shareholders. Under the 2018 Plan and the 2016 Plan, the Company has granted share options and restricted share units (“RSUs”) to selected officers, employees, non-employee members of the board of directors and non-employee consultants. Upon the adoption of the 2018 Plan, the Company ceased issuing awards under the 2016 Plan.

In June 2026, the Board approved the 2026 Employment Inducement Award Plan (the “2026 Plan”, and together with the 2018 Plan and the 2016 Plan, the “Plans”) to make equity awards to newly hired employees as a material inducement to employment in accordance with Nasdaq Rule 5635(c)(4).

The Company’s board of directors or a committee thereof administers the Plans.

Options

A summary of the Company’s share option activity related to employees, non-employee members of the board of directors and non-employee consultants as of December 31, 2025 and for the six-month period ended June 30, 2026 is as follows (in thousands, except share and per share amounts):

			Weighted-
		Weighted-	Average
		Average	Remaining
	Number of	Exercise	Contractual
	Options	Price	Term (years)
Outstanding at December 31, 2025	7,859,338	$12.29	4.58
Granted	334,400	$11.06
Exercised	(151,314)	$5.76
Forfeited	(312,712)	$14.55
Expired	(198,197)	$7.72
Outstanding at June 30, 2026	7,531,515	$12.51	4.56
Options exercisable at June 30, 2026	6,754,572	$12.93	4.11
Options vested and expected to vest at June 30, 2026	7,531,515	$12.51	4.56
Aggregate intrinsic value of options outstanding as of June 30, 2026	$22,139
Aggregate intrinsic value of options exercisable as of June 30, 2026	$19,361

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

The Company recorded the following share-based compensation expense in connection with the options for the three-month and six-month periods ended June 30, 2026 and 2025 (in thousands):

	Three-Month Periods Ended June 30,
	2026	2025
Research and development	$318	$842
General and administrative	268	500
Total share-based compensation	$586	$1,342

	Six-Month Periods Ended June 30,
	2026	2025

Research and development	$648	$1,783
General and administrative	554	1,095
Total share-based compensation	$1,202	$2,878

The total fair value of options vested during the three-month periods ended June 30, 2026 and 2025 was $0.8 million and $1.4 million, respectively.

The total fair value of options vested during the six-month periods ended June 30, 2026 and 2025 was $1.5 million and $3.4 million, respectively.

The weighted-average grant date fair value of options granted during the six-month periods ended June 30, 2026 and 2025 was $6.22 and $3.85 per share, respectively.

	2026	2025
Risk-free interest rate	4.20 - 4.21%	3.81 - 4.13%
Expected volatility	64%	67%
Expected dividend yield	0%	0%
Expected term (in years)	6.01	6.01

As of June 30 2026, the total compensation expense relating to unvested options granted that had not yet been recognized was $4.0 million, which is expected to be realized over a period of 4.0 years. The Company will issue shares upon exercise of options from ordinary shares reserved under the Plans.

Restricted Share Units

A summary of the Company’s RSU activity related to employees, non-employee members of the board of directors and non-employee consultants as of December 31, 2025 and for the six-month period ended June 30, 2026 is as follows:

		Weighted-
	Number of	Average
	Restricted	Grant Date
	Share Units	Fair Value
Outstanding at December 31, 2025	6,184,250	$7.00
Granted	3,609,244	$11.26
Vested	(1,939,250)	$8.60
Forfeited	(8,000)	$6.13
Outstanding at June 30, 2026	7,846,244	$8.56

RSUs granted generally vest 50% on the second anniversary of the date of grant and 25% on the third and fourth anniversaries of the date of grant. Annual RSUs granted to directors generally vest in a single installment on the earliest to occur of the first anniversary of the grant date or the day immediately prior to the date of the next annual meeting of the Company’s shareholders occurring after the date of grant. The RSUs granted to the directors in June 2021 will be paid on or within 30 days after the date a director ceases to serve on the board. For RSUs granted in June 2022 and future years, the directors may annually elect whether to defer the payment of their annual RSU awards under the Deferred Compensation Plan for Non-Employee Directors, which was adopted by the board on December 17, 2021. As of June 30, 2026, there were 722,500 vested shares that have been deferred and are excluded from ordinary shares outstanding. The related share-based compensation expense, which is recognized ratably over the requisite service period, is included in general and administrative and research and development expenses, as applicable, in the condensed consolidated statements of operations and comprehensive income (loss).

The Company recorded the following share-based compensation expense in connection with the RSUs for the three-month and six-month periods ended June 30, 2026 and 2025 (in thousands):

	Three-Month Periods Ended June 30,
	2026	2025
Research and development	$638	$1,249
General and administrative	2,555	3,073
Total share-based compensation	$3,193	$4,322

	Six-Month Periods Ended June 30,
	2026	2025
Research and development	$1,280	$2,356
General and administrative	4,951	5,317
Total share-based compensation	$6,231	$7,673

As of June 30, 2026, the total compensation expense relating to unvested RSUs granted that had not yet been recognized was $59.2 million, which is expected to be realized over a period of 4.0 years.

To satisfy employee minimum statutory tax withholding requirements for restricted share units that vest, the Company withholds a portion of the vested ordinary shares. During the six months ended June 30, 2026 and 2025, the Company withheld 798,155 and 405,459 ordinary shares with a total value of $6.0 million and $2.8 million, respectively. These amounts are presented as a cash outflow from financing activities in the accompanying condensed consolidated statement of cash flows.

During the three-month and six-month periods ended June 30, 2026 and 2025, the Company recognized total share-based compensation expense in the accompanying condensed consolidated statements of operations and comprehensive income (loss) as follows (in thousands):

	Three-Month Periods Ended June 30,
	2026	2025
Research and development	$956	$2,091
General and administrative	2,823	3,573
Total share-based compensation	$3,779	$5,664

	Six-Month Periods Ended June 30,
	2026	2025
Research and development	$1,928	$4,139
General and administrative	5,505	6,412
Total share-based compensation	$7,433	$10,551

The Company does not expect to realize any tax benefits from its share option activity or the recognition of share-based compensation expense because it maintains a full valuation allowance against its deferred tax assets. While the Company may report taxable income in certain periods as a result of non-recurring transactions, management has concluded that such income is not sufficient positive evidence to overcome the significant negative evidence supporting the valuation allowance. Accordingly, no amounts related to excess tax benefits have been reported in cash flows from operations or cash flows from financing activities for the six-month periods ended June 30, 2026 and 2025.

7.       Ordinary Shares

At-the-Market

In December 2023, the Company entered into an “at-the-market” sales agreement with BofA Securities, Inc., or BofA, pursuant to which the Company may sell from time to time, ordinary shares having an aggregate offering price of up to $100.0 million through BofA, acting as the Company’s agent. During the six-month periods ended June 30, 2026 and 2025, the Company raised gross proceeds of $28.2 million and $9.9 million, respectively, through the sale of 3,164,365 and 1,510,300 ordinary shares, respectively, pursuant to an “at-the-market” equity offering program. Under the “at-the-market” equity program which is currently effective and may remain available for the Company to use in the future, the Company may sell up to an additional $48.4 million of ordinary shares. Whether the Company chooses to affect future sales under the “at-the-market” equity offering program will depend on a number of factors, including, among others, market conditions and the trading price of the Company’s ordinary shares relative to other sources of capital.

Equity Financing

On April 17, 2026, the Company completed a registered offering of 11,111,111 ordinary shares at a price of $9.00 per share, resulting in gross proceeds of approximately $100.0 million and net proceeds of $93.2 million, after deducting underwriting discounts, commissions and offering expenses payable by the Company.

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

8.       Earnings Per Share

	Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,
	2026	2025	2026	2025
Net income attributable to ordinary shareholders (numerator, in thousands)	$160,720	$(38,795)	$114,407	$(78,776)
Weighted average ordinary shares outstanding – basic	91,418,527	80,585,625	86,387,685	79,813,273
Dilutive effect of:
Share options	683,185	—	455,049	—
Restricted share units	1,567,148	—	1,210,427	—
Warrants	136,436	—	61,862	—
Weighted average ordinary shares outstanding – diluted	93,805,296	80,585,625	88,115,023	79,813,273
Basic earnings per ordinary share	$1.76	$(0.48)	$1.32	$(0.99)
Diluted earnings per ordinary share	$1.71	$(0.48)	$1.30	$(0.99)

The following securities are considered to be ordinary share equivalents, but were not included in the computation of diluted net loss per ordinary share for the six-month periods ended June 30, 2026 and 2025 because their effect was anti-dilutive:

	June 30,	June 30,
	2026	2025
Share options	4,718,960	8,060,305
Restricted share units	—	6,252,250
Warrants	—	700,000
	4,718,960	15,012,555

9.      Income Taxes

The Company recorded an income tax provision for the three and six months ended June 30, 2026, primarily related to income generated in the United States and in the United Kingdom as a result of certain non-recurring transactions completed during the period. The Company’s estimated annual effective tax rate excludes jurisdictions for which a reliable estimate cannot be made due to anticipated losses for which no tax benefit is expected to be recognized.

The Company periodically evaluates the realizability of its deferred tax assets based on all available positive and negative evidence. The realization of deferred tax assets depends on the Company's ability to generate sufficient future taxable income prior to the expiration of the underlying tax attributes. The Company recognized income in the United States and in the United Kingdom during the current period; however, the Company concluded that such income was primarily attributable to non-recurring transactions and does not constitute sufficient positive evidence to support the realization of its deferred taxes. Accordingly, the Company continues to maintain a full valuation allowance against its deferred tax assets (after consideration of deferred tax liabilities related to right-of-use assets and fixed assets) in the United States, United Kingdom, Ireland, France and the Netherlands as of June 30, 2026.

Should the Company determine that it is more likely than not that some or all of its deferred tax assets will be realized in the future, the valuation allowance would be reduced in the period such determination is made, resulting in the recognition of a corresponding income tax benefit.

10.    Related-Party Transactions

Relationship with Janssen Pharmaceuticals, Inc.

On December 20, 2023, the Company entered into the Original Asset Purchase Agreement and Supply Agreement with Janssen. The agreements were combined and accounted for as a single contract under ASC 606 because they were negotiated with a single commercial objective. The transaction price was allocated to the identified performance obligations, and revenue was recognized as those performance obligations were satisfied.

On April 15, 2026, the Company entered into the Asset Purchase Agreement with Janssen to reacquire all rights, title and interest in bota-vec and other assets related to the RPGR Product. In connection with this transaction, the Company made an upfront cash payment of $25.0 million to Janssen, and agreed to make certain future milestone and royalty payments tied to regulatory approval and commercial performance. Concurrently, the parties entered into the Termination Agreement that terminated the Original Asset Purchase Agreement, the Supply Agreement and certain other documents related to the Original Asset Purchase Agreement. As a result of the termination, the Company had no remaining performance obligations under the foregoing agreements.

The Company accounted for the reacquisition of bota-vec as an asset acquisition. The total consideration transferred under the Asset Purchase Agreement included a $25.0 million upfront payment and the settlement of the outstanding $3.3 million related party accounts receivable. The consideration was allocated to the reacquired in-process research and development assets, inventory acquired from Janssen and the Transition Services Agreement between MeiraGTx Ocular and Janssen, dated as of the Janssen Closing Date (the “Transition Services Agreement”), based on their relative fair values. Because the reacquired in-process research and development assets had no alternative future use, the portion of the consideration allocated to those assets was recognized as acquired in-process research and development expense during the three and six months ended June 30, 2026. The portion of the consideration allocated to the acquired inventory was recognized as research and development expense as the inventory has no alternative future use and will be consumed in the Company's internal research and development activities. The portion of the upfront payment allocated to the Transition Services Agreement is recognized as expense as the related services are performed.

Accordingly, during the three and six months ended June 30, 2026, the Company recognized the remaining deferred revenue associated with the Original Asset Purchase Agreement and related agreements as service revenue – related party, as the remaining performance obligations were extinguished upon termination of the agreements.

A summary of the deferred revenue – related party is as follows (in thousands):

Deferred revenue at December 31, 2025	$66,896
Other amounts collected or invoiced	65
Deferred revenue recognized as service revenue during the three-month period ended March 31, 2026	(125)
Deferred revenue at March 31, 2026	66,836
Recognized service revenue due to termination of agreement during the three-month period ended June 30, 2026	(66,836)
Deferred revenue at June 30, 2026	$—

During the three-month period ended June 30, 2026, the Company recognized related party service revenue of $66.8 million related to the recognition of related party deferred revenue following the termination of the Original Asset Purchase Agreement and related agreements. During the three-month period ended June 30, 2025, the Company recognized related party service revenue of $3.7 million, of which $1.6 million is due to related party deferred revenue recognized as service revenue, based on cumulative progress of PPQ services under the Original Asset Purchase Agreement and related agreements.

During the six-month period ended June 30, 2026, the Company recognized related party service revenue of $67.0 million, of which $66.8 million related to the recognition of related party deferred revenue following the termination of the Original Asset Purchase Agreement and related agreements and $0.1 million related to the recognition of related party deferred revenue based on cumulative progress of PPQ services under the Original Asset Purchase Agreement and related agreements. During the six-month period ended June 30, 2025, the Company recognized $5.6 million of related party service revenue, inclusive of the $2.3 million of related party deferred revenue recognized as related party service revenue, based on cumulative progress of PPQ services under the Original Asset Purchase Agreement and related agreements.

Relationship with Hologen

During the second quarter of 2026, the Company and Hologen and their affiliates completed the initial closing of the strategic collaboration and entered into amendments to the framework agreements to facilitate the initial funding and investment structure. As part of the initial closing, the parties entered into the Hologen Collaboration Agreement for the development, manufacturing and commercialization of the Clinical Programs and the Delivery Device, completed Hologen’s initial investment in MeiraGTx Manufacturing, and agreed to the related equity arrangements providing for Hologen’s potential acquisition of additional equity interests in MeiraGTx Manufacturing in the future.

The agreements entered into with Hologen and its affiliates were negotiated as interdependent elements of the overall strategic collaboration and were intended to achieve a single commercial objective. Although executed on different dates, the agreements were evaluated collectively based on their interrelationship and economic substance. Accordingly, the agreements were combined and accounted for as a single contract. As part of the accounting for the combined contract, the Company first identified the financial assets, financial liabilities and equity transactions arising from the agreements, including its investments in Reogen and Hologen, its sale of a non-controlling interest in MeiraGTx Manufacturing to Hologen, and the related equity contracts, and accounted for those elements at fair value. The residual consideration attributable to the revenue contract, including cash and non-cash consideration, was then accounted for in accordance with ASC 606. The resulting transaction price was allocated to the identified performance obligations, including the transfer of the licenses to the Clinical Programs and the Delivery Device, development services, transition services and other contractual obligations, based on their relative standalone selling prices. Revenue has been recognized as the related performance obligations are satisfied. As of June 30, 2026, the aggregate transaction price allocated to unsatisfied performance obligations was $16.2 million.

In connection with the contractual share repurchase provisions under the Hologen collaboration arrangements, the Company also recognized a refund liability of $7.3 million representing its obligation to transfer a specified number of Reogen shares to Hologen. In accordance with ASC 606, the refund liability was initially measured based on the fair value of the specified number of Reogen shares at the transaction date and is presented within other current liabilities in the accompanying condensed consolidated balance sheets. The refund liability will be derecognized upon settlement of the contractual share transfer.

As part of the arrangement, the Company recognized license revenue related to the transfer of the licenses to the Clinical Programs and the Delivery Device in accordance with its accounting policy. In addition, a portion of the transaction consideration was allocated to future development services and transition services associated with the Clinical Programs and the Delivery Device. Accordingly, the Company recorded related party deferred revenue representing the unsatisfied performance obligations for the development and transition services, which will be recognized as the related performance obligations are satisfied over the expected service period.

During the three and six months ended June 30, 2026, the Company recognized license revenue – related party of $204.6 million related to the licenses of the Clinical Programs and the Delivery Device and $37.9 million of service revenue – related party associated with development and transition services provided to Reogen. As of June 30, 2026, the Company has invoiced Reogen for $12.9 million for the development and transition services and recognized a related party unbilled receivable of $24.4 million, representing revenue recognized in excess of amounts billed under the Hologen Collaboration Agreement. As of June 30, 2026, the remaining deferred revenue balance related to the Hologen Collaboration Agreement was $16.2 million, with $5.1 million of this balance expected to be recognized as revenue within the next 12 months as the related services are performed, with the remainder expected to be recognized in two to three years as the remaining performance obligations are satisfied.

A summary of the deferred revenue – related party is as follows (in thousands):

Deferred revenue at December 31, 2025	$—
Initial recognition upon execution of the Hologen Collaboration Agreement	16,726
Revenue recognized as service revenue during the period	(549)
Deferred revenue at June 30, 2026	$16,177

Debt Financing

On August 2, 2022 the Company, as borrower, and MeiraGTx UK II and MeiraGTx Ireland, as guarantors (the “Subsidiary Guarantors”), entered into a senior secured financing arrangement (the “Financing Agreement”) by and among the Company, the Subsidiary Guarantors, the lenders and other parties from time to time party thereto and Perceptive Credit Holdings III, LP, as administrative agent and lender (“Perceptive”). On December 19, 2022, the Financing Agreement was converted to a notes purchase agreement and guaranty (the “Notes Purchase Agreement”) between the same parties and under substantially the same terms and conditions as the Financing Agreement, subject to certain customary note constitution terms. Pursuant to an amendment to the Notes Purchase Agreement entered into on March 25, 2026, the maturity date of the Notes Purchase Agreement was extended from August 2, 2026 to May 2, 2027 and the Company agreed to redeem a portion of the outstanding principal amount of the Tranche 1 Notes equal to $25.0 million on or before June 30, 2026. The parties also agreed to amend the warrants further described in Note 12 to change the exercise price to $8.00 per share. Pursuant to another amendment to the Notes Purchase Agreement entered into on May 12, 2026, the maturity date of the Notes Purchase Agreement was extended from May 2, 2027 to July 1, 2027. During the three months ended June 30, 2026, the Company voluntarily prepaid all outstanding principal and accrued interest under the Notes Purchase Agreement, resulting in the full repayment and termination of such agreement. In connection with the repayment, the Company recognized a loss on extinguishment of debt of $0.3 million related to the write-off of unamortized debt issuance costs. Refer to the discussion in Note 12 for further information related to the accounting for the debt financing. Perceptive Advisors LLC, an affiliate of Perceptive, is a greater than 10% holder of the ordinary shares of the Company. Additionally, Ellen Hukkelhoven, Ph.D., a director of the Company, is an employee of Perceptive Advisors LLC.

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

11.    Leases

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

Total rent expense under these leases was $0.8 million and $1.3 million for the three-month periods ended June 30, 2026 and 2025, respectively.

Total rent expense under these leases was $2.1 million and $2.5 million for the six-month periods ended June 30, 2026 and 2025, respectively.

There were no new leases recognized during the six-month periods ended June 30, 2026 and 2025.

During the three months ended March 31, 2025, the Company determined that it was reasonably certain to exercise its early termination option on an operating lease for laboratory and office space, resulting in a remeasurement of the right-of-use asset and lease liability reflected in the accompanying condensed consolidated balance sheets.

The components of lease cost for the three-month and six-month periods ended June 30, 2026 and 2025 are as follows (in thousands):

	Three-Month Periods Ended June 30,
	2026	2025
Finance lease cost
Amortization of right-of-use assets	$312	$305
Interest on lease liabilities	5	—
Total finance lease cost	317	305
Operating lease cost	1,017	1,113
Short-term lease cost	181	100
Total lease cost	$1,515	$1,518

	Six-Month Periods Ended June 30,
	2026	2025
Finance lease cost
Amortization of right-of-use assets	$620	$588
Interest on lease liabilities	10	—
Total finance lease cost	630	588
Operating lease cost	2,186	2,397
Short-term lease cost	311	195
Total lease cost	$3,127	$3,180

Amounts reported in the condensed consolidated balance sheets for leases where the Company is the lessee as of June 30, 2026 and December 31, 2025 were as follows (in thousands):

	June 30,		December 31,
	2026		2025
Operating leases
Right-of-use assets	$11,524		$12,852
Capitalized lease obligations	$12,196		$14,202
Finance leases
Right-of-use assets	$22,424		$23,616
Capitalized lease obligations	$125		$147
Weighted-average remaining lease term
Operating leases	6.2	years	6.4	years
Finance leases	172.5	years	172.9	years
Weighted-average discount rate
Operating leases	10.4%		11.2%
Finance leases	13.0%		13.0%

Other information related to leases for the three-month and six-month periods ended June 30, 2026 and 2025 are as follows (in thousands):

	Three-Month Periods Ended June 30,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$1,499	$1,256
Financing cash flows from finance leases	$15	$—

	Six-Month Periods Ended June 30,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$3,239	$2,457
Financing cash flows from finance leases	$29	$—

Future minimum lease payments under non-cancellable leases as of June 30, 2026 are as follows (in thousands):

	Operating Leases	Finance Leases
2026	$1,681	$28
2027	3,824	57
2028	3,475	57
2029	2,393	14
2030	1,850	—
Thereafter	4,201	—
Total undiscounted lease payments	$17,424	$156
Less: Imputed interest	(5,228)	(31)
Total lease liabilities	$12,196	$125

12.    Debt Financing

Notes Purchase Agreement

On August 2, 2022, the Company and the Subsidiary Guarantors entered into the Financing Agreement with Perceptive, which was converted on December 19, 2022 into a Notes Purchase Agreement on substantially the same economic terms and conditions as the Financing Agreement, subject to certain customary note constitution provisions. The Notes Purchase Agreement provided for an initial issuance of $75.0 million of senior secured notes.

During the six months ended June 30, 2026, the Notes Purchase Agreement was amended to extend its maturity date to July 1, 2027 and to require the repayment of $25.0 million of the outstanding principal on or before June 30, 2026. Outstanding borrowings bore interest at a variable annual rate equal to 10.0% plus one-month secured overnight financing rate, subject to a 1.0% floor. The effective interest rate was 13.67% on June 30, 2026.

On June 30, 2026, the Company voluntarily repaid all outstanding principal and accrued interest under the Notes Purchase Agreement, resulting in the full repayment and termination of such agreement. No early redemption fee was incurred. Upon termination, all collateral securing the outstanding debt, including the Company’s manufacturing facilities in London, United Kingdom and Shannon, Ireland, certain cash balances, the bank accounts of the subsidiary guarantors, and the equity interests of the Subsidiary Guarantors, together with the related security interests and covenants, were released.

During the three months ended June 30, 2026 and 2025, the Company recognized interest expense of $2.6 million and $2.7 million, respectively. During the six months ended June 30, 2026 and 2025, interest expense was $5.2 million and $5.4 million, respectively.

Debt issuance costs, including lender fees and legal costs, were recorded as a discount to the Notes Purchase Agreement and amortized to interest expense over the expected term of the facility using the effective interest method. At June 30, 2026, the remaining unamortized discount of $0.3 million was written off to interest expense in connection with the repayment and termination of the Notes Purchase Agreement.

In connection with entering into the Financing Agreement, the Company granted warrants to Perceptive to purchase up to (i) 400,000 ordinary shares of the Company at an exercise price of $15.00 per share and (ii) 300,000 ordinary shares of the Company at an exercise price of $20.00 per share. Pursuant to an amendment entered into on March 25, 2026, the warrants were amended to change the exercise price to $8.00 per share. The warrants are exercisable immediately and expire on August 2, 2027.

Royalty Note Purchase Agreement

On June 30, 2026, MeiraGTx, LLC, as issuer, and MeiraGTx Holdings and certain of its subsidiaries entered into a Royalty Note Purchase Agreement (the “Royalty Note Purchase Agreement”) with Maverick SA LLC (an affiliate of funds managed by Oberland Capital) as purchaser agent, and certain purchasers (“Purchasers”), pursuant to which the Purchasers purchased an aggregate of $100.0 million of senior secured royalty notes (“Royalty Notes”).

Each Purchaser agreed to purchase additional Royalty Notes, subject to the satisfaction of certain conditions and prior to the applicable funding deadline for each purchase tranche. The Purchasers’ funding commitments remain available until the earliest of the applicable funding deadline for each purchase tranche or the occurrence of certain specified termination events, including a change of control, repayment or maturity of the outstanding balance, termination of the commitments in accordance with the Royalty Note Purchase Agreement, or the end of the revenue payment period. The additional purchase commitments are as follows:

●	a second purchase of an aggregate of $25.0 million of Royalty Notes in one purchase on July 17, 2026 (the “Second Purchase”);
●	an additional Purchase of an aggregate of $50.0 million of Royalty Notes in one purchase at MeiraGTx, LLC’s option upon the occurrence of positive data readouts from the Phase 2 AQUAx2 study for AAV-hAQP1 for the treatment of radiation-induced xerostomia (the “Third Purchase”);

●	an additional Purchase of an aggregate of $50.0 million of Royalty Notes in one purchase at MeiraGTx, LLC’s option upon receipt of marketing approval from either the U.S. Food and Drug Administration (“FDA”) or the European Medicines Agency for bota-vec for the treatment of RPGR gene-associated X-linked retinitis pigmentosa;
●	an additional Purchase of an aggregate of $50.0 million of Royalty Notes in one purchase at MeiraGTx, LLC’s option upon receipt of marketing approval from the FDA for AAV-hAQP1 for the treatment of radiation-induced xerostomia; and
●	an additional Purchase of an aggregate of up to $100.0 million of Royalty Notes prior to December 31, 2028, at the Company’s option and subject to the approval of each Purchaser agreeing to participate therein, in its sole discretion.

The Purchasers will be entitled to receive capped payments (the “Revenue Payments”) equal to 1.95% of the global net sales (“Net Sales”) of the Company’s gene therapy product candidates AAV-AIPL1, AAV-hAQP1 and bota-vec (the “Included Products”), which may increase pro rata upon the making of any Purchase subsequent to the aggregate purchases of $125 million in Royalty Notes, and may decrease pro rata upon any voluntary partial repurchase at any time of the Royalty Notes, in each case subject to the applicable cap. If the aggregate amount of Revenue Payments, any milestone payment the Company makes under the Royalty Note Purchase Agreement and voluntary repurchase amounts made by the Company to the Purchasers pursuant to the Royalty Note Purchase Agreement as of December 31, 2031 (the “Test Date”) equals or exceeds the amount of the aggregate purchase price for the Royalty Notes paid by the Purchasers (the “Total Funded Amount”) to the Company pursuant to the Royalty Note Purchase Agreement (the “Test Date Condition”), the then-applicable percentage of Net Sales payable as Revenue Payments will automatically decrease by a percentage specified in the Royalty Note Purchase Agreement for all subsequent years, subject to the applicable cap. If the Test Date Condition is not satisfied by the Test Date of December 31, 2031, the then-applicable percentage of Net Sales payable as Revenue Payments may increase for all subsequent years, subject to the applicable cap, to a rate that would have provided the Purchasers with 100% of the Total Funded Amount as of the Test Date had such rate applied from the date of the First Purchase through and including the Test Date. The capped Revenue Payments will become payable to the Purchasers on a quarterly basis after marketing approval is received for each Included Product.

The Purchasers have an option to terminate the Royalty Note Purchase Agreement and to require the Company to repurchase the Royalty Notes in full for an amount equal to the Total Funded amount plus an agreed capped multiple upon certain enumerated events of default.

Non-refundable milestone payments, all subject to the applicable cap, are due after the first marketing approval by the FDA, EMA or UK Medicines and Healthcare Products Agency of any product, and increase by an additional amount if the Third Purchase is funded. The repayment amount is due on the maturity date of June 30, 2036 or earlier acceleration for an event of default or change of control. Interest shall accrue on all past due payments immediately upon the occurrence and during the continuance of an event of default.

The Company’s obligations under the Royalty Note Purchase Agreement are guaranteed by the Company and certain of its subsidiaries and is secured by the Company’s and certain of its subsidiaries’ cash, equity interests, receivables, property, plant and equipment and specific assets related to the Included Products.

The Royalty Note Purchase Agreement contains features that affect the amount and timing of future cash flows. The Company elected the fair value option for the entire instrument upon initial recognition. Accordingly, the liability is measured at fair value on a recurring basis, with changes in fair value recognized on the condensed consolidated statements of operations and comprehensive income (loss). The fair value of the liability is determined using valuation techniques that incorporate significant unobservable inputs and is classified as a Level 3 fair value measurement.

On June 30, 2026, the Company also entered into a Securities Purchase Agreement (“Securities Purchase Agreement”) with the same Purchasers that purchased the Royalty Notes. Under the Securities Purchase Agreement, the Purchasers purchased an aggregate of 950,750 shares on July 17, 2026 at a price per ordinary share of $10.52, which was the volume-weighted average price per share for the 30 trading days prior to signing of the Securities

Purchase Agreement, for aggregate proceeds of $10.0 million. The Company also granted the Purchasers (i) the right (“Right”) to purchase a number of ordinary shares (“Right Shares”) at a price per share as set forth in the Securities Purchase Agreement and (ii) an opportunity to participate in future financings at the same price and on the same terms as those offered to other participants in the offering (“Offering Participation”). The total Right and Offering Participation amount by all Purchasers may not exceed an aggregate of $15.0 million (Note 5).

13. Commitments and Contingencies

The Company has filed claims for research and development tax credits in Ireland for the 2023 and 2024 fiscal years. The total potential benefit associated with the filed claims is approximately $7.3 million. These claims are currently under review by the Irish tax authorities. As this represents the Company’s first time claiming such credits in Ireland, and the ultimate approval, timing, and amount of any refund remains uncertain, the Company has not recognized a receivable or related income as of June 30, 2026. Any amounts ultimately approved and received will be recognized in the period in which realization becomes probable and reasonably estimable.

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

Overview

We are a vertically integrated, clinical-stage genetic medicines company with a broad pipeline of four late-stage clinical programs. Each of these programs uses local delivery of small doses, resulting in disease-modifying effects in both inherited and more common diseases, in the eye, radiation-induced xerostomia and Parkinson’s disease. We use our innovative technology in optimization of capsids, promoters, and novel translational control elements to develop best-in-class, potent, safe viral vectors. Our broad pipeline is supported by end-to-end in-house manufacturing. We have built the most comprehensive manufacturing capabilities in the industry, including two that are licensed for good manufacturing practices (“GMP”) viral vector production and a GMP Quality Control facility with clinical and commercial licensure. In addition, we have developed a proprietary manufacturing platform process over 9 years based on more than 20 different viral vectors with leading yield and quality aspects and commercial readiness. Uniquely, we have developed a novel technology for in vivo delivery of any biologic therapeutic using oral small molecules. This transformative riboswitch gene regulation technology allows precise, dose-responsive control of gene expression by oral small molecules. We are focusing the riboswitch platform on the regulated in vivo delivery of metabolic peptides, including leptin, GLP-1, GIP, glucagon, amylin and PYY, as well as cell therapy, CAR-T for liquid and solid tumors and autoimmune diseases, and additionally, PNS targets addressing long-term intractable pain. We have developed the technology to apply genetic medicine to common diseases, increasing efficacy, addressing novel targets, and expanding access in some of the largest disease areas where the unmet need remains high.

Our discussion of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). Since our formation, we have devoted substantially all of our resources to developing our technology platform, establishing our viral vector manufacturing facilities and our GMP plasmid and DNA production facility and developing manufacturing processes, advancing the product candidates in our ophthalmology, salivary gland and neurodegenerative disease programs, building our intellectual property portfolio, organizing and staffing our company, developing our business plan, raising capital, and providing general and administrative support for these operations. To date, we have financed our operations primarily with cash on hand and proceeds from the sales of our equity securities, debt financings, strategic collaborations and asset sales, including (i) upfront and milestone payments in connection with the Collaboration, Option and License Agreement with Janssen Pharmaceuticals, Inc. (“Janssen”), dated as of January 30, 2019, for the research, development and commercialization of gene therapies for the treatment of inherited retinal disease, which also provided us with research funding, (ii) the Asset Purchase Agreement, dated as of December 20, 2023, we entered into with Janssen (the “Original Asset Purchase Agreement”) pursuant to which we sold to Janssen botaretigene sparoparvovec, or bota-vec, for the treatment of X-linked retinitis pigmentosa (“XLRP”) related to mutations in the retinitis pigmentosa GTPase regulator gene (the “RPGR Product”), and other related assets as described in the Original Asset Purchase Agreement, (iii) the Framework Agreements (as defined below), each dated as of March 9, 2025, we and certain of our affiliates entered into with Hologen Limited (“Hologen”) and certain of its affiliates as further described below, and (iv) the Strategic Collaboration and License Agreement, dated as of November 7, 2025 (the “Lilly Collaboration Agreement”), we entered into with Eli Lilly and Company (“Lilly”) for the research, development and commercialization of genetic medicines in and related to the area of ophthalmology. As of June 30, 2026, we had cash, cash equivalents and restricted cash of $145.4 million, as well as a total of $30.0 million billed and unbilled receivables from Lilly and Reogen in connection with research and development and transition services and contract manufacturing processes.

We are a clinical stage company and have not generated any product revenues to date. We have ongoing clinical development programs and a broad pipeline of preclinical programs. Since inception, we have incurred significant operating losses. Our net income for the three-month period ended June 30, 2026 and net loss for the three-month period ended June 30, 2025 were $160.7 million and $38.8 million, respectively. Our net income for the six-month period ended June 30, 2026 and net loss for the six-month period ended June 30, 2025 were $114.4 million and $78.8 million, respectively. As of June 30, 2026, we had an accumulated deficit of $701.8 million. We do not expect to generate revenue from sales of products unless and until we successfully initiate and complete clinical development and obtain regulatory approval for any product candidates, or satisfy our third party obligations.

Our total operating expenses for the three-month periods ended June 30, 2026 and 2025 were $77.0 million and $48.5 million, respectively. For the six-month periods ended June 30, 2026 and 2025, our total operating expenses were $118.1 million and $92.0 million, respectively. We expect to continue incurring costs associated with our clinical activities for AAV-hAQP1 for the treatment of radiation-induced xerostomia and bota-vec for the treatment of XLRP associated with mutations in the RPGR gene, as well as for AAV-GAD for the treatment of Parkinson’s disease. Certain activities related to the AAV-GAD program are performed under our strategic collaboration with Hologen and are expected to generate service revenue that will fund the related development activities. We also expect to continue to incur costs relating to AAV-AIPL1 for the treatment of LCA4. Certain activities performed under the Lilly Collaboration Agreement and related agreements are expected to generate service revenue that will fund our development and manufacturing activities associated with the program. We also incurred expenses during the six-month period ended June 30, 2026 and expect to continue to incur expenses related to research activities in additional therapeutic areas to expand our pipeline, developing our potentially transformative gene regulation technology, hiring additional personnel as needed in manufacturing, research, clinical operations, quality and other functional areas, and associated cash and share-based compensation expense, as well as the further development of internal manufacturing capabilities and capacity and other associated costs including the management of our intellectual property portfolio.

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

Based on our cash, cash equivalents, accounts receivable, accounts receivable – related party, unbilled receivables – related party and tax incentive receivable at June 30, 2026, together with the second purchase of $25.0 million of Royalty Notes under the Royalty Note Purchase Agreement and $10.0 million proceeds from the sale of our ordinary shares under the Securities Purchase Agreement in the third quarter of 2026 (see Note 12 to our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q for a description of these transactions), and the additional $95.0 million upfront payment due from Hologen and associated reimbursements, we estimate that such funds will be sufficient to enable us to fund our operating expenses and capital expenditure requirements into the second half of 2028. This estimate does not include the $135.0 million in potential near-term cash consideration from Lilly upon achievement of certain development and regulatory approval milestones, or any subsequent tranches available under the Royalty Note Purchase Agreement. We have based these estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. See “Liquidity and Capital Resources.” Because of the numerous risks and uncertainties associated with the development of our product candidates, any future product candidates, our platform and technology and because the extent to which we may enter into collaborations with third parties for development of any of our product candidates is unknown, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidates.

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

Asset Purchase and Related Agreements with Janssen Pharmaceuticals, Inc.

On April 15, 2026 (the “Janssen Closing Date”), we and MeiraGTx Ocular UK Limited (“MeiraGTx Ocular”) entered into and consummated an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Janssen pursuant to which Janssen sold and assigned to us, and we purchased and assumed, that certain License Agreement, dated February 5, 2019, by and between UCLB Business Plc (now UCL Business Ltd.) and Janssen (the “UCLB License Agreement”), relating to the research, development, manufacture and exploitation of the RPGR Product and other related assets as described in the Asset Purchase Agreement.

We made an upfront cash purchase price of $25.0 million to Janssen. Additionally, pursuant to and subject to the terms and conditions set forth in the Asset Purchase Agreement, we agreed to pay Janssen a one-time, future contingent consideration of $50.0 million upon both of the following milestones being achieved: (i) our or our affiliates’ receipt of regulatory approval for an RPGR Product in the United States and (ii) aggregate net sales by us or our affiliates of all RPGR Products in the United States since the Janssen Closing Date first exceeds $250.0 million. We have also agreed to pay Janssen royalties, based on future net sales globally of the RPGR Product by us or our affiliates, in the mid-teens percentage of annual net sales for the RPGR Product commencing on or after July 1, 2029. Additionally, in the event we or any of our affiliates may receive payments from a third party if we or any of our affiliates grant any license or right to develop or commercialize any RPGR Product to such third party, we will pay a portion of upfront and milestone payments to Janssen, as well as make royalty payments to Janssen for a given RPGR Product based on (A) royalty payments we or our affiliates may receive from such third party (after deduction of any royalty payments due under the UCLB License Agreement) and (B) net sales of a given RPGR Product by such third party.

In connection with the entering into the Asset Purchase Agreement, we and Janssen entered into a Termination Agreement on the Janssen Closing Date (the “Termination Agreement”) terminating the Original Asset Purchase Agreement pursuant to which we sold the RPGR Product to Janssen. The Termination Agreement also terminated that certain Supply Agreement, dated as of December 20, 2023 by and between MeiraGTx UK II and Janssen, and certain other documents related to the Original Asset Purchase Agreement.

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

Eli Lilly and Company Collaboration Agreement

On November 7, 2025 (the “Lilly Effective Date”), our affiliates MeiraGTx Ocular, MeiraGTx Limited and MeiraGTx UK II Limited (“MeiraGTx UK II”), entered into the Lilly Collaboration Agreement with Lilly for the research, development and commercialization of genetic medicines in and related to the area of ophthalmology. Under the Lilly Collaboration Agreement, MeiraGTx has granted Lilly exclusive, worldwide rights to research, develop and commercialize our product candidate AAV-AIPL1, which treats Leber congenital amaurosis 4, or LCA4, caused by mutations in the AIPL1 gene, as well as two other preclinical product candidates which are intended to treat other inherited retinal dystrophies. Additionally, Lilly has (i) an exclusive license to proprietary intravitreal capsids for use with up to five targets, relating to or useful in the field of ophthalmology, to be selected by Lilly, (ii) an exclusive license to proprietary pan-retinal or rod-specific promoters for use with up to five targets, relating to or useful in the field of ophthalmology, to be selected by Lilly and (iii) a right of first designation with respect to certain target-specific transactions that MeiraGTx Ocular or its affiliates may seek to pursue in the field of ophthalmology. Lilly also has a right of first negotiation for use of our proprietary riboswitch technology in the field of ophthalmological gene editing.

Under the terms of the Lilly Collaboration Agreement, we received an upfront payment of $75.0 million and will be eligible to receive up to over $400.0 million in total milestone payments, including up to $135.0 million in other potential near-term cash consideration upon the achievement of certain development and regulatory approval milestones. Lilly has the right to research, develop and commercialize products under the Lilly Collaboration Agreement, at its own cost. We may also perform research, development and manufacturing services for Lilly under the Lilly Collaboration Agreement and related agreements, for which we are entitled to reimbursement in accordance with the applicable contractual terms. The Lilly Collaboration Agreement also provides for tiered royalties to be paid to MeiraGTx Ocular on future product sales.

Hologen Transactions

On March 9, 2025, we and certain of our affiliates entered into a strategic collaboration with Hologen and certain of its affiliates to advance the development of certain central nervous system gene therapy programs and to support the Company’s manufacturing capabilities. Hologen is a leading developer of multi-modal generative AI foundation models of real-world clinical data for clinical medicine and pharmaceutical drug development. As part of the strategic collaboration, Hologen committed to provide an upfront cash payment of $200.0 million and up to an additional $230.0 million to finance the development of our AAV-GAD program in Parkinson’s disease to commercialization, as well as other locally-delivered therapies in the central nervous system. As part of the strategic collaboration, we also received an aggregate of 500,000 Class A shares of Hologen at a nominal price. As of June 30, 2026, Hologen has funded $105.0 million of the upfront payment commitment.

The collaboration is governed by two framework agreements. The first, between the Company, MeiraGTx Neuro UK Limited (“MeiraGTx Neuro UK”), Reogen Limited (formerly Hologen Neuro AI Limited) (“Reogen”), and Hologen, relates to the management of the business and affairs of Reogen, including the research, development, manufacture and commercialization of our (i) AAV-GAD investigational gene therapy for the treatment of Parkinson’s disease, AAV-BDNF investigational gene therapy for the treatment of genetic obesity disorders and other potential locally delivered genetic medicines to the central nervous system (the “Clinical Programs”) and (ii) proprietary device designed to effect the local delivery of a gene therapy product into the central nervous system or any topographic or subcutaneous tissue modification on the face and scalp, of humans or animals (the “Delivery Device”), in each case, in accordance with the terms and conditions of the Hologen Collaboration Agreement as further described below.

The second, between MeiraGTx Manufacturing Limited (“MeiraGTx Manufacturing”), MeiraGTx Limited and Hologen, provides for the management of the business and affairs of MeiraGTx Manufacturing, including Hologen’s investment in MeiraGTx Manufacturing and its participation in funding the manufacturing business.

In April 2026, the parties completed the initial closing of the strategic collaboration and entered into amendments to the framework agreements to facilitate the initial funding and investment structures. As part of the initial closing, the Company, MeiraGTx Neuro UK, MeiraGTx Neuro I, LLC (“MeiraGTx Neuro US”), Reogen, Hologen Neuro AI UK Limited (“Hologen Neuro UK”) and Hologen entered into the Collaboration and License Agreement, dated as of April 20, 2026 (the “Hologen Collaboration Agreement”) pursuant to which MeiraGTx Neuro US granted to Reogen and Hologen Neuro UK, subject to the license granted by Reogen and Hologen Neuro UK back to MeiraGTx Neuro UK, exclusive, worldwide, royalty-free, fully paid-up licenses to certain of our intellectual property rights for the research, development, manufacture and commercialization of the Clinical Programs and the Delivery Device. The parties also completed Hologen’s initial investment in MeiraGTx Manufacturing.

Following the initial closing, Hologen will fund an additional $95.0 million to satisfy the remaining portion of the upfront payments provided for under the framework agreements and the Hologen Collaboration Agreement. These funds will be used by Hologen to purchase (i) a portion of the Reogen shares held by MeiraGTx Neuro UK, such that following the purchase, MeiraGTx Neuro UK and Hologen are expected to hold 30% and 70% of the outstanding shares in Reogen, respectively, and (ii) additional shares in MeiraGTx Manufacturing from MeiraGTx Limited, such that following the purchase, Hologen will have increased its minority interest in MeiraGTx Manufacturing. The framework agreement relating to MeiraGTx Manufacturing also provides that, for twelve months after Hologen purchases all of its additional shares using a portion of the proceeds from the remaining amount of the upfront payment to be paid, Hologen will have an option to increase its ownership interest in MeiraGTx Manufacturing to up to 40%, subject to the terms and conditions of the framework agreement. If Hologen does not exercise the option during that twelve month period, then we have an option to purchase all of the shares of MeiraGTx Manufacturing held by Hologen for the same price that Hologen paid for such shares. We may exercise our option beginning on the third anniversary of the date Hologen purchases its additional shares in MeiraGTx Manufacturing and ending three years thereafter.

Recent Development Highlights and Anticipated Milestones

Botaretigene Sparoparvovec (bota-vec) for the Treatment of X-Linked Retinitis Pigmentosa (XLRP):

●	In May 2026, we completed the acquisition of full rights and interests in bota-vec from Janssen for a one-time $25 million upfront cash payment, with Janssen eligible to receive a one-time regulatory and commercial milestone tied to U.S. approval and U.S. sales performance, plus potential mid-teens royalty on global net sales beginning in mid-2029.
●	XLRP is a rare inherited retinal disease with early onset and progressive degeneration to complete blindness by the third decade of life, with no currently approved treatment options.
●	There are more than 20,000 XLRP-RPGR patients in the U.S. and EU alone.
●	The Phase 3 LUMEOS study was a global, randomized study (n=95) in which all patients were treated bilaterally.
●	Data highlight the potential of bota-vec to improve vision, and the safety profile was as expected and manageable, with no new safety signals and an improved inflammatory profile relative to the Phase 1/2 study.
●	As the commercial manufacturer of bota-vec, we have completed process performance qualification (PPQ) and hold a commercial license for our London, U.K. manufacturing facility and a commercial license for our QC facility in Shannon, Ireland.
●	Bota-vec has been granted Fast Track and Orphan Drug Designations from the U.S. Food and Drug Administration (FDA), and in the EU has received Priority Medicines, or PRIME, advanced therapy medicinal product, or ATMP, and Orphan Drug Designations from the local regulatory authorities.

AAV2-hAQP1 for the Treatment of Radiation-Induced Xerostomia:

●	In March 2026, the FDA granted Breakthrough Therapy Designation to AAV2-hAQP1 for the treatment of grade 2 and grade 3 radiation-induced xerostomia, supported by three-year data from the 24-patient Phase 1 AQUAx study.

●	In April 2026, we reported positive three-year data from our Phase 1 AQUAx clinical trial (n=24) evaluating AAV2-hAQP1 for the treatment of moderate to severe grade 2/3 radiation-induced xerostomia.
●	Results demonstrated sustained, clinically meaningful improvements in both patient-reported outcomes and objective measures of salivary flow, with durable effects maintained from 12 months through 36 months post-treatment.
●	AAV2-hAQP1 continued to be safe and well-tolerated at each dose tested.
●	The pivotal Phase 2 AQUAx2 study (NCT05926765), a randomized, double-blind, placebo-controlled study at 30 sites in the U.S., Canada, and the U.K. completed enrollment in the second quarter of 2026 and remains on track for a 12-month pivotal data readout in the second quarter of 2027, which, if positive, would support a BLA filing and potential approval targeted for the end of 2027, with U.S. launch in 2028.

Up to $400 Million Strategic Investment from Oberland Capital:

●	In June 2026, we entered into an agreement with Oberland Capital Management LLC (Oberland Capital) for an investment of up to $400 million, including up to $375 million in non-dilutive capital in exchange for low single-digit capped royalties on certain products and up to $25 million in equity investment.
●	Following regulatory approval, Oberland Capital is entitled to receive low single-digit capped royalties on the net sales of each of AAV2-hAQP1 (RIX), bota-vec (XLRP), and AAV-AIPL1 (LCA4). Royalty payments are capped at a multiple of the amounts funded.
●	The initial $135 million funded comprised $125 million in cash and a $10 million equity investment. Additional capital is available at our option: $50 million tied to positive AAV2-hAQP1 data readouts in 2027 from the Phase 2 AQUAx2 study; $50 million tied to bota-vec regulatory approval in 2027; and $50 million tied to AAV2-hAQP1 regulatory approval in 2028. A further $100 million is available upon mutual agreement for new products or business development, and Oberland Capital has the right to purchase an additional $15 million in equity.
●	The agreement includes flexible provisions for a potential change of control, including our ability to buy back the entire funded royalty note at any time by paying certain specified amounts.

AAV-GAD for the Treatment of Parkinson’s Disease:

●	FDA granted Regenerative Medicine Advanced Therapy (RMAT) designation to AAV-GAD for the treatment of Parkinson’s disease not adequately controlled with medication in 2025.
●	This RMAT was awarded based on data demonstrating statistically significant efficacy in 2 double-blind sham-surgery controlled studies, a Phase 2 study (n=45), and a Phase 1/2 clinical bridging study (n=14) following the successful Phase 1 dose escalation study (n=14).
●	This application also included the use of novel AI developed by Hologen, which demonstrated potential disease modification resulting from treatment.
●	We are currently engaging with clinical trial sites globally and expect to initiate the Phase 3 study of AAV-GAD in the coming months.

AAV-AIPL1 for LCA4:

●	We entered into a strategic collaboration with Lilly, granting Lilly worldwide exclusive rights to meduretgene parvec, or medu-vec (formerly referred to as AAV-AIPL1) for the treatment of Leber congenial amaurosis 4 (LCA4).
●	Under the terms of the agreement, Lilly also received worldwide exclusive access rights to our innovative gene therapy technologies for use in ophthalmology with certain targets designated by Lilly, including novel intravitreal capsids developed in-house and bespoke promoters including AI-generated cell specific promoters.
●	We also granted Lilly certain rights to our proprietary riboswitch technology for use in gene editing in the eye.
●	We received an upfront payment of $75 million and are eligible to receive over $400 million in total milestone payments. We are also eligible to receive tiered royalties on licensed products.

Riboswitch Gene Regulation Technology Platform for in vivo Delivery:

●	Our Riboswitch technology is a broadly applicable platform that provides a precise dose of any biologic therapeutic encoded by a transgene in response to a daily oral pill.

●	We have demonstrated that the platform is gene agnostic and can be incorporated into any sequence delivered by lentivirus, AAV, CRISPR or LNPs providing a powerful mechanism for precisely controlling the level and timing of the production of biologic therapeutics in the body.
●	This enables the native form of the therapeutic protein to be delivered by controlled in vivo production driven by a safe daily pill.
●	This provides more physiological activity of the therapeutic compared to synthetic or stabilized injectable forms of the molecule, often providing improved efficacy and safety.
●	We are advancing our first riboswitch program, native human leptin (Ribo-Leptin), toward the clinic in metabolic disease, and are in discussion with the FDA and are finalizing the package to open the Ribo-Leptin IND.
●	We are also conducting IND-enabling studies for a second riboswitch-regulated program for neuropathic pain.

Corporate and Leadership Updates

●	In May 2026, we appointed Penny Fleck as Chief Development Officer. Ms. Fleck brings more than 20 years of experience from Janssen and Takeda, leading development across numerous assets, including multiple global regulatory approvals. While Global Head of Specialty Ophthalmology at Janssen, she worked closely with us on the development of bota-vec.
●	In July 2026, we appointed John Knighton as Executive Vice President of Global Manufacturing and Supply Chain. Mr. Knighton brings more than 30 years of experience from Janssen and GlaxoSmithKline. Most recently, John served as Vice President, Cell & Gene Therapy API Development at Janssen leading a diverse team of managers, scientists, and engineers who manufactured for the approval and successful commercialization of CARVYKTI® (a personalized CAR T-cell immunotherapy used to treat adult patients with relapsed or refractory multiple myeloma).

Components of Our Results of Operations

Service Revenue

Our service revenue consists of revenue recognized for services performed under collaboration arrangements with third parties. During the current period, service revenue primarily relates to contract manufacturing services provided to Lilly under the collaboration agreement and related agreements.

Service Revenue – Related Party

Our service revenue – related party consists of revenue recognized for services performed under collaboration arrangements with related parties. During the current period, service revenue – related party primarily relates to research and development services provided to Reogen and the recognition of the remaining deferred revenue associated with the Original Asset Purchase Agreement and related agreements with Janssen, as the remaining performance obligations were extinguished upon termination of the agreements. In the prior period, service revenue – related party primarily related to the PPQ services performed in connection with the Original Asset Purchase Agreement and related agreements.

License Revenue – Related Party

Our license revenue – related party consisted of the revenue recognized from the grant of intellectual property licenses under our collaboration arrangements. During the current period, license revenue – related party primarily relates to the licenses granted to Reogen for the Clinical Programs and the Delivery Device.

Operating Expenses

Operating expenses include the following:

Cost of Service Revenue

Our cost of services revenue consists of costs incurred in providing services under collaboration arrangements with third parties. During the current period, cost of service revenue primarily relates to contract manufacturing services performed for Lilly under the collaboration agreement and related agreements.

Cost of Service Revenue – Related Party

Our cost of service revenue – related party consists of costs incurred in providing services under collaboration agreements with related parties. During the current period, cost of service revenue –related party primarily relates to research and development services performed for Reogen. In the prior period cost of service revenue – related party primarily related to the PPQ services performed in connection with the Original Asset Purchase Agreement and related agreements.

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

Research and development activities are central to our business model. We expect to continue incurring increasing research and development costs associated with our clinical activities for AAV-hAQP1 for the treatment of radiation-induced xerostomia and bota-vec for the treatment of XLRP associated with mutations in the RPGR gene. We also expect to continue to incur expenses related to research activities in additional therapeutic areas to expand our pipeline and develop our potentially transformative gene regulation technology.

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

Other Non-Operating Income (Expense)

Other non-operating income (expense) includes the following:

Foreign Currency (Loss) Gain

Our condensed consolidated financial statements are presented in U.S. dollars, which is our reporting currency. The financial position and results of operations of our subsidiaries are measured using the foreign subsidiaries’ local currency as the functional currency, either the pound sterling or the euro. These entities’ cash accounts holding U.S. dollars and intercompany payables and receivables are remeasured based upon the exchange rate at the date of remeasurement with the resulting gain or loss included in the condensed consolidated statements of operations and comprehensive income (loss).

Interest Income

Interest income is comprised of interest earned on our interest-bearing bank accounts.

Interest Expense

Interest expense consists of interest expense and amortization of the debt discount in connection with the Notes Purchase Agreement described in Note 12 to our unaudited condensed consolidated financial statements elsewhere in this Form 10-Q.

Loss on Derivative Liability

Loss on derivative liability reflects the initial fair value of the derivative liability arising from the contractual right granted under the Securities Purchase Agreement with Oberland Capital Management LLC (“Oberland Capital”). The loss is non-cash and was recognized upon execution of the agreement.

Loss on Equity Method Investee

Loss on equity method investee represents our share of the operating results of Reogen, which is accounted for under the equity method of accounting. The amount reflects our proportionate share of Reogen's net loss for the reporting period.

Income Tax Expense

Income tax expense represents current and deferred income taxes recognized on our earnings and losses for the period, including the impact of valuation allowances and discrete tax items.

Other Comprehensive Gain (Loss)

Other comprehensive gain (loss) includes the following:

Foreign Currency Translation Gain (Loss)

Revenue and expenses of subsidiaries have been translated into U.S. dollars at average exchange rates prevailing during the period. Assets and liabilities have been translated at the rates of exchange on the condensed consolidated balance sheet date. The resulting translation gain and loss adjustments are recorded directly as a separate component of shareholders’ equity and as other comprehensive gain (loss) on the condensed consolidated statements of operations and comprehensive income (loss).

Net Loss Attributable to Non-Controlling Interest

Net loss attributable to non-controlling interests represents the portion of losses attributable to equity interests in subsidiaries that are not wholly-owned by us. During the current period, non-controlling interests primarily related to Hologen’s minority ownership interest in MeiraGTx Manufacturing following the initial closing of the strategic collaboration.

Critical Accounting Policies and Use of Estimates

Management’s discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and judgements that affect the reporting amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our condensed consolidated financial statements. On an ongoing basis, we evaluate our estimates and judgements, including those related to measurement of progress towards satisfaction of performance obligations, share-based compensation and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgements about the carrying value of assets and liabilities that are not readily apparent from our sources. Actual results may differ from these estimates under different assumptions.

The Company’s critical accounting policies, significant judgements and estimates are included in the Company’s Form 10-K for the year ended December 31, 2025 and Note 2 to our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q.

Results of Operations

Comparison of Three Months Ended June 30, 2026 and 2025

	2026	2025	Change

Revenues:
Service revenue	$11,885	$—	$11,885
Service revenue - related party	104,906	3,691	101,215
License revenue - related party	204,643	—	204,643
Total revenue	321,434	3,691	317,743
Operating expenses:
Cost of service revenue	1,401	—	1,401
Cost of service revenue - related party	5,763	2,676	3,087
General and administrative	12,013	12,313	(300)
Research and development	57,832	33,495	24,337
Total operating expenses	77,009	48,484	28,525
Income (loss) from operations	244,425	(44,793)	289,218
Other non-operating income (expense):
Foreign currency (loss) gain	(1,466)	8,624	(10,090)
Interest income	706	408	298
Interest expense	(3,509)	(3,034)	(475)
Loss on derivative liability	(5,223)	—	(5,223)
Loss on equity method investee	(71,902)	—	(71,902)
Income tax expense	(2,362)	—	(2,362)
Net income (loss)	$160,669	$(38,795)	$199,464

Service Revenue

Service revenue was $11.9 million for the three months ended June 30, 2026, compared to nil for the three months ended June 30, 2025. The increase of $11.9 million was due to revenue recognized for the contract manufacturing services provided to Lilly under the Lilly Collaboration Agreement and related agreements.

Service Revenue – Related Party

Service revenue – related party was $104.9 million for the three months ended June 30, 2026, compared to $3.7 million for the three months ended June 30, 2025. The increase of $101.2 million was due to the release of deferred revenue from the termination of the Original Asset Purchase Agreement and Supply Agreement with Janssen and the development and transition services provided to Reogen under the Hologen Collaboration Agreement and related agreements, which was partially offset by decreased activity of PPQ services under the Original Asset Purchase Agreement and related agreements as the work was substantially completed in the first half of 2025.

License Revenue – Related Party

License revenue – related party was $204.6 million for the three months ended June 30, 2026, compared to nil for the three months ended June 30, 2025. The increase of $204.6 million was due to revenue recognized for the licenses granted to Reogen for the Clinical Programs and the Delivery Device.

Cost of Service Revenue

Cost of service revenue was $1.4 million for the three months ended June 30, 2026 compared to nil for the three months ended June 30, 2025. The increase of $1.4 million was due to costs incurred during the three months ended June

30, 2026 in connection with contract manufacturing services provided to Lilly under the Lilly Collaboration Agreement and related agreements.

Cost of Service Revenue – Related Party

Cost of service revenue – related party was $5.8 million for the three months ended June 30, 2026 compared to $2.7 million for the three months ended June 30, 2025. The increase of $3.1 million was due to costs incurred during the period related to the development and transition services provided to Reogen under the Hologen Collaboration Agreement and related agreements, partially offset by the decreased activity of PPQ services due to the termination of the Original Asset Purchase Agreement and related agreements during the second quarter of 2026.

General and Administrative Expenses

General and administrative expenses were $12.0 million for the three months ended June 30, 2026, compared to $12.3 million for the three months ended June 30, 2025. The decrease of $0.3 million was primarily due to $0.8 million decrease in legal fees and $0.7 million decrease in share-based compensation expense due to vesting in prior periods. These decreases were partially offset by $0.7 million increase in business development expenses and $0.5 million increase in personnel costs.

Research and Development Expenses

Research and development expenses for the three months ended June 30, 2026 and 2025 were as follows (in thousands):

	Three-Month Periods Ended June 30,
	2026	2025	Change
Clinical Programs
Botaretigene sparoparvovec	$31,302	$—	$31,302
AAV-hAQP1	7,356	2,754	4,602
AAV-GAD	3,099	8,970	(5,871)
Other ocular diseases	—	20	(20)
Manufacturing	7,921	12,280	(4,359)
Preclinical Programs
Gene regulation	1,447	3,241	(1,794)
Neurodegenerative diseases	366	298	68
Ocular diseases	180	1,162	(982)
Other research and development expenses	6,161	4,770	1,391
Total research and development expenses	$57,832	$33,495	$24,337

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

Research and development expenses were $57.8 million for the three months ended June 30, 2026, compared to $33.5 million for the three months ended June 30, 2025. The increase of $24.3 million was primarily due to the reacquisition of bota-vec under the Asset Purchase Agreement. Costs related to the AAV-hAQP1 clinical program increased due to the manufacturing of clinical trial batch material during the three months ended June 30, 2026 and higher clinical trial related spend. In addition, other research and development expenses increased due to employee and employee-related costs, facilities costs and other general research and development costs. These increases were partially offset by decreases in our AAV-GAD program due to a higher cost of clinical trial material batches being manufactured during the three months ended June 30, 2025. Manufacturing costs decreased due to higher manufacturing batch costs being allocated to the clinical programs during the three months ended June 30, 2026 and costs associated with our preclinical programs decreased primarily related to our gene regulation program due to the completion of certain preclinical studies in 2025.

Foreign Currency (Loss) Gain

Foreign currency loss was $1.5 million for the three months ended June 30, 2026 compared to a gain of $8.6 million for the three months ended June 30, 2025. The change of $10.1 million was primarily due to the weakening of the U.S. dollar against the pound sterling and euro as it relates to the valuation of our intercompany payables and receivables.

Interest Income

Interest income was $0.7 million for the three months ended June 30, 2026 compared to $0.4 million for the three months ended June 30, 2025. The increase of $0.3 million was due to higher cash balances in interest bearing accounts during 2026 offset by lower interest rates.

Interest Expense

Interest expense was $3.5 million for the three months ended June 30, 2026 compared to $3.0 million for the three months ended June 30, 2025. The increase of $0.5 million was primarily due to the transaction cost related to the issuance of the Royalty Note, which is measured at fair value, and the write-off of unamortized deferred financing cost due to the termination of the Notes Purchase Agreement described in Note 12 to our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q, which is offset by a lower interest rate.

Loss on Derivative Liability

Loss on derivative liability was $5.2 million for the three months ended June 30, 2026 compared to nil for the three months ended June 30, 2025. The increase of $5.2 million was due to the initial measurement of the derivative liability associated with the right granted under the Securities Purchase Agreement with Oberland Capital.

Loss on Equity Method Investee

Loss on equity method investee was $71.9 million for the three months ended June 30, 2026, compared to nil for the three months ended June 30, 2025. The loss primarily reflects the Company’s proportionate share of Reogen’s expenses associated with the acquired in-process research and development assets relating to the Clinical Programs and the Delivery Device, as well as Reogen’s ongoing research and development activities.

Income Tax Expense

Income tax expense was $2.4 million for the three months ended June 30, 2026 compared to nil for the three months ended June 30, 2025. The increase of $2.4 million was primarily driven by taxable income generated from strategic collaboration and other non-recurring transactions, partially offset by valuation allowances and losses in jurisdictions where no tax benefit was recognized.

Comparison of Six Months Ended June 30, 2026 and 2025

	2026	2025	Change

Revenues:
Service revenue	$11,885	$—	$11,885
Service revenue - related party	105,199	5,617	99,582
License revenue - related party	204,643	—	204,643
Total revenue	321,727	5,617	316,110
Operating expenses:
Cost of service revenue	1,401	—	1,401
Cost of service revenue - related party	5,961	4,054	1,907
General and administrative	20,941	21,677	(736)
Research and development	89,816	66,275	23,541
Total operating expenses	118,119	92,006	26,113
Income (loss) from operations	203,608	(86,389)	289,997
Other non-operating income (expense):
Foreign currency (loss) gain	(4,303)	12,311	(16,614)
Interest income	895	1,379	(484)
Interest expense	(6,357)	(6,077)	(280)
Loss on derivative liability	(5,223)	—	(5,223)
Loss on equity method investee	(71,902)	—	(71,902)
Income tax expense	(2,362)	—	(2,362)
Net income (loss)	$114,356	$(78,776)	$193,132

Service Revenue

Service revenue was $11.9 million for the six months ended June 30, 2026, compared to nil for the six months ended June 30, 2025. The increase of $11.9 million was due to revenue recognized for the contract manufacturing services provided to Lilly under the Lilly Collaboration Agreement and related agreements.

Service Revenue – Related Party

Service revenue – related party was $105.2 million for the six months ended June 30, 2026, compared to $5.6 million for the six months ended June 30, 2025. The increase of $99.6 million was due to the recognition of related party deferred revenue following the termination of the Original Asset Purchase Agreement and Supply Agreement with Janssen and the development and transition services provided to Reogen under the Hologen Collaboration Agreement and related agreements which is partially offset by the decreased activity of PPQ services under the Original Asset Purchase Agreement and related agreements as the agreement was terminated in the current quarter and the work was substantially completed in the first half of 2025.

License Revenue – Related Party

License revenue – related party was $204.6 million for the six months ended June 30, 2026, compared to nil for the six months ended June 30, 2025. The increase of $204.6 million was due to revenue recognized for the licenses granted to Reogen for the Clinical Programs and the Delivery Device.

Cost of Service Revenue

Cost of service revenue was $1.4 million for the six months ended June 30, 2026 compared to nil for the six months ended June 30, 2025. The increase of $1.4 million was due to costs related to contract manufacturing services provided to Lilly under the Lilly Collaboration Agreement and related agreements.

Cost of Service Revenue – Related Party

Cost of service revenue – related party was $6.0 million for the six months ended June 30, 2026 compared to $4.1 million for the six months ended June 30, 2025. The increase of $1.9 million was due to the development and transition services provided to Reogen under the Hologen Collaboration Agreement and related agreements, partially offset by the decreased activity of PPQ services under the Original Asset Purchase Agreement and related agreements as the agreement was terminated during the second quarter of 2026 and the work was substantially completed in the first half of 2025.

General and Administrative Expenses

General and administrative expenses were $20.9 million for the six months ended June 30, 2026, compared to $21.7 million for the six months ended June 30, 2025. The decrease of $0.7 million was primarily due to lower personnel related costs, including a decrease of $1.1 million in payroll expense primarily due to lower bonus accruals, as well as a $0.9 million decrease in share-based compensation expense due to vesting in prior periods, a decrease of $0.3 million in legal fees and a decrease of $0.4 million in facilities costs, offset by a $0.7 million increase in business development expenses. In addition, the prior year included a $1.3 million release of asset retirement obligation provisions related to U.S. office and laboratory leases, which did not recur in the current period.

Research and Development Expenses

Research and development expenses for the six months ended June 30, 2026 and 2025 were as follows (in thousands):

	Six-Month Periods Ended June 30,
	2026	2025	Change
Clinical Programs
Botaretigene sparoparvovec	$31,331	$—	$31,331
AAV-hAQP1	9,720	7,606	2,114
AAV-GAD	4,018	10,430	(6,412)
Other ocular diseases	108	1,465	(1,357)
Manufacturing	27,271	29,640	(2,369)
Preclinical Programs
Gene regulation	3,082	5,527	(2,445)
Neurodegenerative diseases	815	724	91
Ocular diseases	1,003	1,787	(784)
Other research and development expenses	12,468	9,096	3,372
Total research and development expenses	$89,816	$66,275	$23,541

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

Research and development expenses were $89.8 million for the six months ended June 30, 2026, compared to $66.3 million for the six months ended June 30, 2025. The increase of $23.5 million was primarily due to the reacquisition of bota-vec under the Asset Purchase Agreement. Costs related to the AAV-hAQP1 clinical program increased due to the manufacturing of clinical trial batch material during the three months ended June 30, 2026. In addition, other research and development expenses increased due to employee and employee-related costs, facilities costs and other general research and development costs. These increases were partially offset by decreases in our AAV-GAD program and other clinical ocular diseases due to higher costs of clinical trial material batches being manufactured during the six months ended June 30, 2025. Manufacturing costs decreased due to higher manufacturing batch costs being allocated to the clinical programs during the six months ended June 30, 2026 and costs associated with our preclinical programs decreased primarily related to our gene regulation program due to the completion of certain preclinical studies in 2025.

Foreign Currency (Loss) Gain

Foreign currency loss was $4.3 million for the six months ended June 30, 2026 compared to a gain of $12.3 million for the six months ended June 30, 2025. The change of $16.6 million was primarily due to the weakening of the U.S. dollar against the pound sterling and euro as it relates to the valuation of our intercompany payables and receivables.

Interest Income

Interest income was $0.9 million for the six months ended June 30, 2026 compared to $1.4 million for the six months ended June 30, 2025. The decrease of $0.5 million was due to lower interest rates and cash balances held in interest bearing accounts during the first half of 2026.

Interest Expense

Interest expense was $6.4 million for the six months ended June 30, 2026 compared to $6.1 million for the six months ended June 30, 2025. The increase of $0.3 million was primarily due to the transaction cost related to the issuance of the Royalty Note, which is measured at fair value, and the write-off of unamortized deferred financing cost due to the termination of the Notes Purchase Agreement during the second quarter of 2026 as further described in Note 12 to our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q, which is offset by a lower interest rate.

Loss on Derivative Liability

Loss on derivative liability was $5.2 million for the six months ended June 30, 2026 compared to nil for the six months ended June 30, 2025. The increase of $5.2 million was due to initial measurement of the derivative liability associated with the right granted under the Securities Purchase Agreement with Oberland Capital.

Loss on Equity Method Investee

Loss on equity method investee was $71.9 million for the six months ended June 30, 2026, compared to nil for the six months ended June 30, 2025. The loss primarily reflects the Company’s proportionate share of Reogen’s expense associated with the acquired in-process research and development assets relating to the Clinical Programs and the Delivery Device, as well as Reogen’s ongoing research and development activities.

Income Tax Expense

Income tax expense was $2.4 million for the six months ended June 30, 2026 compared to nil for the six months ended June 30, 2025. The increase of $2.4 million was primarily driven by taxable income generated from strategic collaboration and other non-recurring transactions, partially offset by valuation allowances and losses in jurisdictions where no tax benefit was recognized.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses. For the six months ended June 30, 2026, we had $20.7 million used by cash flows from operations. There are no assurances that we will generate positive cash flows in the future. Additionally, there are no assurances that we will be successful in obtaining an adequate level of financing for the development and commercialization of our product candidates. We expect to incur significant expenses and operating losses for the foreseeable future as we advance the preclinical and clinical development of our product candidates. We expect that our research and development and general and administrative costs will increase in connection with conducting preclinical studies and clinical trials for our product candidates, building out internal capacity to have products manufactured to support preclinical studies and clinical trials as well as to manufacture commercial products, expanding our intellectual property portfolio, and providing general and administrative support for our operations. As a result of these incurred and expected expenses we will need additional capital to fund our operations, which we may obtain from additional equity or debt financings, collaborations, licensing arrangements, or other sources.

We do not currently have any approved products and have never generated any revenue from product sales. We have historically financed our operations primarily through cash on hand and proceeds from the sale of our equity securities, issuance of debt and upfront and milestone payments from our collaboration and business development activities and asset sales.

Based on our current cash, cash equivalents, accounts receivable, accounts receivable – related party, unbilled receivables – related party and tax incentive receivable at June 30, 2026, together with the second purchase of $25.0 million of Royalty Notes under the Royalty Note Purchase Agreement and $10.0 million proceeds from the sale of our ordinary shares under the Securities Purchase Agreement in the third quarter of 2026 (see Note 12 to our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q for a description of these transactions), and the additional $95.0 million upfront payment due from Hologen and associated reimbursements, we estimate that such funds will be sufficient to enable us to fund our operating expenses and capital expenditure requirements into the second half of 2028. This estimate does not include the $135.0 million in potential near-term cash consideration from Lilly upon achievement of certain development and regulatory approval milestones, or any subsequent tranches available under the Royalty Note Purchase Agreement. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect.

Cash Flows

As of June 30, 2026 we had $145.4 million of cash, cash equivalents and restricted cash.

The following table summarizes our sources and uses of cash, cash equivalents and restricted cash for the period presented:

	For the Six Months Ended June 30,
	2026	2025

	(in thousands)
Net cash used in operating activities	$(20,727)	$(80,775)
Net cash used in investing activities	(25,894)	(2,471)
Net cash provided by financing activities	123,782	7,163
Net increase (decrease) in cash, cash equivalents and restricted cash	$77,161	$(76,083)

Operating Activities

During the six months ended June 30, 2026, net cash used in operating activities was $20.7 million. This primarily reflects a net income of $114.4 million, which was driven by revenue recognized for the licenses granted for the Clinical Programs and the Delivery Device to Hologen, partially offset by a net total of $19.5 million non-cash adjustments. These non-cash adjustments included $105.0 million of non-cash consideration received from related party – revenue arrangement, $71.9 million of undistributed losses of equity method investee, $27.7 million of acquired in-

process research and development, $7.4 million of share-based compensation, $5.8 million of depreciation and amortization, $5.2 million of loss on initial recognition of derivative liability, $4.3 million of foreign exchange losses, $1.3 million of change in right-of-use assets and $0.7 million of amortization of debt discount. In addition, changes in working capital affected operating cash flows, with operating assets decreasing by $52.8 million and operating liabilities decreasing by $101.7 million.

During the six months ended June 30, 2025, our cash used in operating activities of $80.8 million was primarily due to a net loss of $78.8 million as we incurred expenses associated with research activities on our clinical programs, manufacturing of our clinical trial materials, preclinical research programs and general and administrative expenses. The net loss included non-cash income and expense of $8.8 million, which consisted primarily of $12.3 million of a foreign exchange gain, $10.6 million of share-based compensation, $6.3 million of depreciation and amortization, $5.1 million of change in right-of-use assets, $1.4 million of gain on termination of lease liability, $0.1 million gain on disposal of equipment, furniture and fixtures, and $0.6 million of amortization of debt discount. Additionally, operating assets, consisting of accounts receivable – related party, prepaid expenses, tax incentive receivable, other assets and other current assets, increased by $5.8 million and operating liabilities, consisting of accounts payable, accrued expenses and deferred revenue – related party, decreased by $16.7 million.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2026 was $25.9 million. This primarily consisted of $24.2 million used for the acquisition of in-process research and development assets and $2.3 million of purchases of property and equipment for our manufacturing, laboratory and process development facilities, partially offset by $0.7 million of proceeds from the sale of a non-controlling interest in MeiraGTx Manufacturing to Hologen.

Net cash used in investing activities for the six months ended June 30, 2025 of $2.5 million consisted of purchases of property and equipment for our manufacturing, laboratory and process development facilities.

Financing Activities

Net cash provided by financing activities was $123.8 million for the six months ended June 30, 2026, consisting of $128.2 million net proceeds from the issuance of our ordinary shares and $100.0 million proceeds from the Royalty Notes, partially offset by payment of the $75.0 million outstanding principal under the Notes Purchase Agreement, $18.2 million to repurchase 2.3 million of our ordinary shares from Perceptive Life Sciences Master Fund, Ltd. pursuant to a share purchase agreement, $6.1 million of costs associated with the issuance of ordinary shares and $6.0 million paid to satisfy tax withholding obligations upon the vesting of restricted share unit awards.

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

Foreign Currency Exchange Risk

We currently operate in the United States, the United Kingdom and the European Union. Our activities in these jurisdictions expose us to currency exchange rate fluctuations, primarily between the U.S. Dollar and the British pound sterling and euro. When the U.S. Dollar strengthens against these currencies, the U.S. Dollar value of non-U.S. Dollar based losses increases. To the extent that our international activities recorded in local currencies increase in the future, our exposure to fluctuations in currency exchange rates will correspondingly increase. As of June 30, 2026, we did not hold any foreign currency forward contracts. With respect to our foreign currency exposures as of June 30, 2026, we estimate a 10% unfavorable movement in foreign currency exchange rates would have the effect of creating an additional foreign currency loss of approximately $14.3 million within other non-operating income (expense) for the six months ended June 30, 2026.

Interest Rate Risk

Prior to the repayment and termination of the Notes Purchase Agreement on June 30, 2026, we were exposed to market risk as a result of changes in interest rates applicable to borrowings under our Notes Purchase Agreement. Borrowings under the Notes Purchase Agreement bear interest at a fluctuating rate per annum equal to 10.00% plus the secured overnight financing rate administered by the Federal Reserve Bank of New York for a one-month tenor, subject to a 1.00% floor. On June 30, 2026, we repaid all outstanding borrowings and terminated the Notes Purchase Agreement. As a result, we had no fluctuating rate debt outstanding as of June 30, 2026 and were not exposed to interest rate risk related to borrowings at quarter end.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are a clinical stage company with limited operating history and have not generated any product revenue to date. We were formed and began operations in 2015. Prior to the three and six month periods ended June 30, 2026, we had never been profitable. Although we achieved profitable operations for the current periods, such profitability was primarily attributable to non-recurring transactions and there is no assurance that profitable operations could be sustained on a continuing basis in the foreseeable future. Prior to the current period, we incurred net losses since inception. As of June 30, 2026, we had an accumulated deficit of approximately $701.8 million. Since our inception, we have devoted substantially all of our resources to developing our technology platform, establishing our viral vector manufacturing facilities and plasmid and DNA production facility, developing manufacturing processes, advancing the product candidates in our ophthalmology, salivary gland and neurodegenerative disease programs, research and development activities, including our riboswitch gene regulation platform technology, building our intellectual property portfolio, organizing and staffing our company, developing our business plans, raising capital, securing debt financing and providing general and administrative support for these operations. We have not yet demonstrated an ability to successfully complete large-scale, pivotal clinical trials, obtain marketing approval, manufacture product at a commercial scale, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Given the length of time typically needed to develop a new drug from the time it enters Phase 1 clinical trials to when it is approved for treating patients, if ever, predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing genetic medicine products.

We expect to continue to incur significant expenses and additional operating losses in the future as we seek to advance product candidates through preclinical and clinical development, expand our research, development and manufacturing activities, develop new product candidates, build and expand our intellectual product portfolio, complete clinical trials, seek regulatory approval and, if we receive regulatory approval, commercialize our products. Furthermore, the costs of advancing product candidates into each succeeding clinical phase tend to increase substantially over time, including the ongoing Phase 2 AQUAx2 clinical trial of AAV-hAQP1 for the treatment of patients with radiation-induced xerostomia. In addition, we expect to continue incurring increasing research and development costs associated with our clinical activities for AAV-GAD for the treatment of Parkinson’s disease, although certain activities related to the AAV-GAD program are performed under our strategic collaboration with Hologen and are expected to generate service revenue that will fund the related development activities. We also expect to incur increasing research and development costs in connection with research, preclinical and clinical activities for our riboswitch platform. We also expect to incur costs related to the long-term follow up study for patients that enrolled in the Phase 3 LUMEOS clinical trial of bota-vec for the treatment of XLRP, as well as costs related to regulatory activities. The total costs to advance any of our product candidates to marketing approval in even a single jurisdiction would be substantial. Because of the numerous risks and uncertainties associated with gene therapy product development, we are unable to accurately predict the timing or amount of increased expenses or whether we will be able to begin generating revenue from the commercialization of products or achieve or maintain profitability.

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

As we continue to build our business, we expect our financial condition and operating results may fluctuate significantly from quarter to quarter and year to year due to a variety of factors, many of which are beyond our control. Accordingly, you should not rely upon the results of any particular quarterly or annual period as indications of future operating performance. If we are unable to develop and commercialize one or more of our product candidates either alone or with collaborators, or if revenues from any product candidate that receives marketing approval are insufficient, we will not achieve profitability. Even if we do achieve profitability in the future, we may not be able to sustain or increase profitability. If we are unable to achieve and then maintain profitability, the value of our equity securities will be adversely affected.

We will require additional capital to fund our operations, which may not be available on acceptable terms, if at all.

We expect to spend substantial amounts to complete the development of, seek regulatory approvals for and commercialize our product candidates, as well as maintain and/or expand our manufacturing and supply chain capabilities. This will require additional capital, which we may raise through equity offerings, debt financings, additional borrowings under the Royalty Note Purchase Agreement, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements or other sources. Our ability to raise additional capital when needed has been and may in the future be adversely affected by external factors beyond our control, including changes in the political climate, geopolitical actions, changes in market interest rates, potential reforms and changes to government regulations, the effect of healthcare reform legislation, including those that may limit pricing of pharmaceutical products and drugs, market prices and conditions, prospects for favorable or unfavorable clinical trial results, new product initiatives, the manufacturing and distribution of new products, product safety and efficacy issues, new collaborations and strategic alliances and licensing arrangements. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative effect on our financial condition and our ability to pursue our business strategy. In addition, attempting to secure additional financing has diverted and may in the future divert the time and attention of our management from day-to-day activities and harm our product candidate development efforts. If we are unable to raise capital when needed or on acceptable terms, we would be forced to delay, reduce or eliminate certain of our research and development programs.

Our operations have consumed significant amounts of cash since inception. As of June 30, 2026, our cash, cash equivalents and restricted cash were $145.4 million. Based on our cash, cash equivalents, accounts receivable, accounts receivable – related party, unbilled receivables – related party and tax incentive receivable at June 30, 2026, together with the second purchase of $25.0 million of Royalty Notes under the Royalty Note Purchase Agreement and $10.0 million proceeds from the sale of our ordinary shares under the Securities Purchase Agreement in the third quarter of 2026 (see Note 12 to our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q for a description of these transactions), and the additional $95.0 million upfront payment due from Hologen and associated reimbursements, we estimate that such funds will be sufficient to enable us to fund our operating expenses and capital expenditure requirements into the second half of 2028. This estimate does not include the $135.0 million in potential near-term cash consideration from Lilly upon achievement of certain development and regulatory approval milestones, or any subsequent tranches available under the Royalty Note Purchase Agreement. This estimate is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances could cause us to spend more than expected or consume capital significantly faster than we currently anticipate, such as inflation or other factors that may significantly increase our business costs. Because the length of time and activities associated with successful development of our product candidates is uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:

●	the progress, timing, costs and results of our ongoing clinical development for our X-linked retinitis pigmentosa product candidate, bota-vec, including costs related to the long-term follow up study for patients that enrolled in the Phase 3 LUMEOS clinical trial of bota-vec for the treatment of XLRP, as well as costs related to our regulatory activities and, if bota-vec is approved, costs related to commercialization and any milestone or royalty payments we make to Janssen;
●	the progress, timing, costs and results of our clinical development for our radiation-induced xerostomia product candidate, AAV-hAQP1, as well as costs, if approved, related to commercialization of AAV-hAQP1;
●	the progress, timing, costs and results of our ongoing clinical development for our AAV-AIPL1 gene therapy product candidate under the Lilly Collaboration Agreement, which costs are expected to be offset by service revenue we receive from Lilly as part of certain development and manufacturing activities we perform under the Lilly Collaboration Agreement and related agreements;
●	the progress, timing, costs and results of our clinical development for our product candidate for the treatment of Parkinson’s disease, AAV-GAD, although certain of these costs are expected to be offset by service revenue we receive from Hologen as part of certain development activities we perform under the strategic collaboration we entered into with them;
●	the development of our transformative riboswitch gene regulation platform technology designed to precisely and specifically control gene therapy expression levels via dose-response to orally delivered small molecules;
●	the development of our product candidate for the treatment of ALS, AAV-UPF1, our product candidate for the treatment of xerostomia associated with Sjogren’s syndrome, AAV-hAQP1, and our product candidate for the treatment of neovascular age related macular degeneration, or wet AMD;
●	the extent to which we receive the milestone payments under the Lilly Collaboration Agreement;
●	continuing our current research programs and our preclinical development of product candidates from our current research programs;
●	seeking to identify, assess, acquire and/or develop additional research programs and additional product candidates;
●	the preclinical testing and clinical trials for any product candidates we identify and develop;
●	the outcome, timing and cost of meeting regulatory requirements established by the FDA, MHRA, EMA and other regulatory authorities;
●	the cost of expanding and protecting our intellectual property portfolio, including filing, prosecuting, defending and enforcing our patent claims and other intellectual property rights;
●	the cost of defending potential intellectual property disputes, including patent infringement actions brought by third parties against us or any of our product candidates;

●	the effect of competing technological and market developments;
●	the cost of further developing and scaling our manufacturing facilities and processes;
●	the cost and timing of completion of commercial-scale manufacturing facilities and activities;
●	the cost of making royalty, milestone or other payments under current and any future in-license agreements;
●	our ability to establish and maintain strategic collaborations, licensing or other agreements and the financial terms of such agreements;
●	the extent to which we in-license or acquire rights to other products, product candidates and technologies;
●	the cost of establishing sales, marketing and distribution capabilities for our product candidates in regions where we choose to commercialize our products; and
●	the initiation, progress, timing and results of our commercialization of our product candidates, if approved for commercial sale.

Raising additional capital through the sale of equity, convertible debt securities or warrants will dilute your ownership interest, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a shareholder. Additional debt financing or preferred equity financing, if available, may involve agreements that include covenants further limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may be required to relinquish valuable rights to our technologies, future revenue streams or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

We may not have sufficient cash flows or cash on hand to satisfy our debt obligations or covenants under our financing arrangements, or we may not be able to effectively manage our business in compliance with such covenants.

On June 30, 2026, we and certain of our subsidiaries entered into a Royalty Note Purchase Agreement (the “Royalty Note Purchase Agreement”), by and among MeiraGTx, LLC, as issuer, MeiraGTx Holdings plc and certain of its subsidiaries, as obligors (collectively, the “Obligors”), the purchasers party thereto (the “Purchasers”) and Maverick SA LLC, as purchaser agent, an affiliate of funds managed by Oberland Capital.

Pursuant to the Royalty Note Purchase Agreement, the Purchasers agreed to purchase senior secured royalty notes (the “Royalty Notes”) from MeiraGTx, LLC of up to $375 million in a series of purchases of Royalty Note purchases (each, a “Purchase”) as follows:

(i)	an initial Purchase on June 30, 2026 for an aggregate purchase price of $100 million;
(ii)	a second Purchase on July 17, 2026 for an aggregate purchase price of $25 million;
(iii)	at MeiraGTx, LLC’s option and subject to the satisfaction of certain conditions, an additional Purchase for an aggregate purchase price of $50 million upon the occurrence of positive data readouts from the Phase 2 AQUAx2 study for AAV-hAQP1 for the treatment of radiation-induced xerostomia;

(iv)	at MeiraGTx, LLC’s option and subject to the satisfaction of certain conditions, an additional Purchase for an aggregate purchase price of $50 million upon bota-vec receipt of marketing approval from either the FDA or the EMA for the treatment of RPGR gene-associated X-linked retinitis pigmentosa;
(v)	at MeiraGTx, LLC’s option and subject to the satisfaction of certain conditions, an additional Purchase for an aggregate purchase price of $50 million upon AAV-hAQP1’s receipt of marketing approval from the FDA for the treatment of radiation-induced xerostomia; and
(vi)	at MeiraGTx, LLC’s option and subject to the approval of each Purchaser agreeing to participate therein, in its sole discretion, a sixth Purchase for an aggregate purchase price of up to $100 million.

We may enter into a change of control with a third party at any time, and if we consummate a change of control with a third party, we may be required to pay certain specified amounts to Purchasers depending on the timing of such change of control and the identity of such acquiror.

The Purchasers will be entitled to receive capped payments (the “Revenue Payments”) equal to 1.95% of the global net sales (“Net Sales”) of our gene therapy products AAV-AIPL1, AAV-hAQP1 and bota-vec (the “Included Products”) after marketing approval is received for each Included Product, which may increase pro rata upon the making of any Purchase subsequent to the aggregate purchases of $125 million in Royalty Notes, and may decrease pro rata upon any voluntary partial repurchase at any time of the Royalty Notes, in each case subject to the applicable cap. If the aggregate amount of Revenue Payments, any milestone payment we make under the Royalty Note Purchase Agreement and voluntary repurchase amounts we make to the Purchasers pursuant to the Royalty Note Purchase Agreement as of December 31, 2031 (the “Test Date”) equals or exceeds the amount of the aggregate purchase price for the Royalty Notes paid by the Purchasers (the “Total Funded Amount”) to us pursuant to the Royalty Note Purchase Agreement (the “Test Date Condition”), the then-applicable percentage of Net Sales payable as Revenue Payments will automatically decrease by a percentage specified in the Royalty Note Purchase Agreement for all subsequent years, subject to the applicable cap. If the Test Date Condition is not satisfied by the Test Date of December 31, 2031, the then-applicable percentage of Net Sales payable as Revenue Payments may increase for all subsequent years, subject to the applicable cap, to a rate that would have provided the Purchasers with 100% of the Total Funded Amount as of the Test Date had such rate applied from June 30, 2026 through and including the Test Date.

Non-refundable milestone payments, all subject to the applicable cap. are due after the first marketing approval by the FDA, EMA or MHRA of any product, and increase by an additional amount if the purchase for the positive data readouts from the Phase 2 AQUAx2 study for AAV-hAQP1 is funded. The repayment amount is due on the maturity date of June 30, 2036 or earlier acceleration for an event of default or change of control. Interest shall accrue on all past due payments immediately upon the occurrence and during the continuance of an event of default.

We may elect at any time and at our sole discretion to voluntarily repay in whole or in part in $25 million increments the Total Funded Amount plus agreed capped multiples.

Our obligations under the Royalty Note Purchase Agreement are guaranteed by the Company and certain of its subsidiaries. To secure the Obligors’ obligations under the Royalty Note Purchase Agreement, the Obligors have granted a security interest in the Obligors’ cash, equity interests, receivables, property, plant and equipment and in specific assets related to the Included Products for the benefit of the Purchasers.

The Royalty Note Purchase Agreement contains various restrictions and covenants on the part of the Obligors, including, among other things, covenants regarding our ability to incur additional indebtedness, grant liens, merge or consolidate, transfer or dispose of assets, make investments, make acquisitions, enter into certain transactions with affiliates and pay dividends or make distributions, in each case, subject to certain exceptions set forth in the Royalty Note Purchase Agreement. The covenants may restrict our current and future operations, particularly our ability to respond to certain changes in our business or industry, or take future actions. Additionally, our ability to comply with these restrictive covenants may be impacted by events beyond our control, such as economic conditions or major central bank policy actions.

The Purchasers have an option to terminate the Royalty Note Purchase Agreement and to require us to repurchase the Royalty Notes in full for an amount equal to the Total Funded Amount plus an agreed capped multiple upon certain enumerated events of default, including, without limitation, our failure to pay certain amounts when due or our breach or failure to satisfy certain restrictive covenants. If the Purchasers were to exercise their option or otherwise declare an event of default under the Royalty Note Purchase Agreement, that could result in foreclosure on all or substantially all of the assets in which we have granted a security interest, which could significantly harm our business, financial condition and results of operations and could potentially result in a substantial or complete loss of your investment in our ordinary shares.

There can be no assurance that our cash and cash equivalents available under the Royalty Note Purchase Agreement and under any future financings, together with any funds generated by our operations, will be sufficient to satisfy our payment obligations. Our inability to generate funds, obtain financing sufficient to satisfy our payment obligations or remain in compliance with the covenants may result in such obligations being accelerated by the Purchasers, which would likely have a material adverse effect on our business, financial condition and results of operations. We may be required to pursue one or more alternatives, such as raising additional capital through equity offerings on terms that may be onerous or highly dilutive, selling assets or restructuring our indebtedness. We may have to relinquish valuable rights to the Included Products, other intellectual property or future revenue streams, or grant licenses on terms that are not favorable to us. Our ability to refinance our indebtedness will depend on the capital and credit markets and our financial condition at such time. If prevailing interest rates or other factors at the time of refinancing result in higher interest rates upon refinancing, then the expense relating to the refinancing would increase. Any of the foregoing risks could materially adversely affect our financial condition, cash flows and results of operations.

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

Our future success and ability to generate product revenue is substantially dependent on our ability to successfully develop, manufacture, obtain regulatory approval for and successfully commercialize our product candidates. We currently have no products that are approved for commercial sale and may never be able to develop marketable products. We have invested and expect to continue to invest a meaningful portion of our efforts and expenditures over the next few years in the development of bota-vec, AAV-hAQP1, AAV-AIPL1, AAV-GAD and our riboswitch gene regulation technology platform, as well as potentially other clinical and pre-clinical programs, which will require additional clinical development, management of clinical and manufacturing activities, regulatory approval in multiple jurisdictions, manufacturing sufficient supply, building of a commercial organization, substantial investment and significant marketing efforts before we can generate any revenues from any commercial sales. While we have entered into the Lilly Collaboration Agreement with respect to AAV-AIPL1 and two other preclinical product candidates which are intended to treat other inherited retinal dystrophies, there can be no assurance that these product candidates will be successfully developed and commercialized by us or Lilly. We cannot be certain that our product candidates will be successful in clinical trials, receive regulatory approval or be successfully commercialized even if we receive regulatory approval. Even if we receive approval to market our product candidates from the FDA, MHRA or other regulatory bodies, we cannot be certain that our product candidates will be successfully commercialized by us or any of our collaborators, widely accepted in the marketplace or more effective than other commercially available alternatives. Additionally, the research, testing, manufacturing, labeling, approval, sale, marketing and distribution of gene therapy products are and will remain subject to extensive and evolving regulation by the FDA, MHRA and other regulatory authorities. We are not permitted to market our product candidates in the United States until they receive approval of a biologics license application, or BLA, from the FDA, we cannot market them in the UK or European Union, or EU, until we receive approval for a marketing authorization, or MA, from the MHRA or European Commission, respectively, and we cannot market them in other countries until we receive any other required regulatory approval in those countries.

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

Furthermore, on April 28, 2025, the UK adopted amendments to the Medicines for Human Use (Clinical Trials) Regulations 2004 intended to support a more streamlined and flexible regulation of clinical trials, removing unnecessary administrative burdens on trial sponsors, while protecting the interests of trial participants. It also intends to bring the UK regulatory framework for clinical trials, which is still based on the EU Clinical Trials Directive, into closer alignment with the CTR. The amendment will became applicable on April 28, 2026, following a one-year transition period, and the MHRA published guidance to support stakeholders during the transition period and has published, and may continue to publish, further guidance regarding implementation of the amended framework.

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

We have received orphan drug designation and orphan designation from the FDA and European Commission, respectively, for bota-vec, AAV-AIPL1, AAV-CNGB3, AAV-CNGA3, AAV-RPE65, AAV-RDH12 and orphan drug designation from the FDA for AAV-hAQP1 and AAV-BBS10, and we may seek orphan drug designation or orphan designation for additional product candidates in the future, but any orphan drug designations or orphan designations we have received or may receive in the future may not confer marketing exclusivity or other expected benefits.

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

We have obtained orphan drug designation from the FDA and orphan designation from the European Commission for bota-vec for the treatment of X-linked retinitis pigmentosa associated with mutations in the RPGR gene, for AAV-AIPL1 for the treatment of inherited retinal dystrophy due to defects in AIPL1 gene, for AAV-CNGB3 for the treatment of achromatopsia caused by mutations in the CNGB3 gene, for AAV-CNGA3 for the treatment of achromatopsia due to autosomal-recessive CNGA3 gene mutations, for AAV-RPE65 for the treatment of Leber congenital amaurosis and for AAV-RDH12 for the treatment of retinol dehydrogenase 12 (RDH12) mutation-associated retinal dystrophy, and we obtained orphan drug designation from the FDA for AAV-hAQP1 for the treatment of grade 2 and grade 3 late xerostomia from parotid gland hypofunction caused by radiotherapy and for AAV-BBS10 for the treatment of Bardet-Biedel syndrome (BBS) due to BBS10 mutations. We may seek orphan drug designation and orphan designation for other current and future product candidates. Even with orphan drug designation and orphan designation, we may not be the first to obtain marketing approval for any particular orphan indication due to the uncertainties associated with developing pharmaceutical products, which could prevent us from marketing our product candidates if another company is able to obtain orphan drug exclusivity before we do. In addition, exclusive marketing rights in the United States and the EU may be unavailable if we seek approval for a disease or condition broader than the orphan drug-designated and orphan-designated disease or condition or may be lost in the United States or EU if the FDA or foreign authorities later determine that the request for designation was materially defective or if we are unable to assure sufficient quantities of the drug to meet the needs of patients with the rare disease or condition following approval.

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

Disruptions at the FDA and other government or regulatory agencies such as the EMA may also slow the time necessary for new product candidates to be reviewed and/or approved, which would adversely affect our business. For example, the U.S. government was shut down at various times during 2025 and 2026 due to Congress not having passed appropriations bills to fund government activity, and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities. Prolonged government shutdowns could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. In addition, the current presidential administration has laid off thousands of federal health workers, including at the FDA, and the leadership of CBER changed multiple times since the beginning of 2025, which may delay review times for approval of our product candidates and impact our ability to correspond with the FDA regarding the development of our programs in a timely fashion.

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

Although we work to comply with applicable laws, regulations and standards, as well as our contractual obligations and other legal obligations, relating to data privacy and security, these requirements are evolving and may be modified, interpreted and applied in an inconsistent manner from one jurisdiction and/or organization to another, and may conflict with one another or other legal obligations with which we must comply. Any failure or perceived failure by us or our employees, representatives, contractors, consultants, collaborators, or other third parties to comply with such requirements or adequately address privacy data and security concerns, even if unfounded, could result in additional costs, claims by and liability to third parties, government investigations and enforcement actions, damage to our reputation, and other adverse effects on our business, financial condition and results of operations.

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

The availability of coverage and adequacy of reimbursement by governmental healthcare programs such as Medicare and Medicaid, private health insurers and other third-party payors are essential for most patients to be able to afford medical services and pharmaceutical products such as our product candidates, assuming regulatory approval. Our ability to achieve acceptable levels of coverage and reimbursement for our products or procedures using our products by governmental authorities, private health insurers and other organizations will have an effect on our ability to successfully commercialize our product candidates. Obtaining coverage and adequate reimbursement for our products may be particularly difficult because of the higher prices often associated with drugs administered under the supervision of a physician. Separate reimbursement for the product itself or the treatment or procedure in which our product is used may not be available. A decision by a third-party payor not to cover or separately reimburse for our products or procedures using our products could reduce physician utilization of our products if approved. Assuming there is such coverage by a third-party payor, the resulting reimbursement payment rates may not be adequate or may require co-payments that patients find unacceptably high. We cannot be sure that coverage and reimbursement in the United States, the UK, the EU or elsewhere will be available for our product candidates or any product that we may develop, and any reimbursement that may become available may not be adequate or may be decreased or eliminated in the future.

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

We may not have the resources in the foreseeable future to allocate to the sales and marketing of our product candidates in certain markets. Therefore, our future sales in these markets will largely depend on our ability to enter into and maintain collaborative relationships for such capabilities, the collaborator’s strategic interest in the product and such collaborator’s ability to successfully market and sell the product. For example, Lilly will be solely responsible for the commercialization of AAV-AIPL1 pursuant to the Lilly Collaboration Agreement. We also may pursue collaborative arrangements regarding the sale and marketing of bota-vec, AAV-hAQP1, AAV-GAD, our other IRD programs, our riboswitch gene regulation platform technology or other future gene therapy programs, if approved, for the United States and/or certain markets overseas; however, there can be no assurance that we will be able to establish or maintain such collaborative arrangements, or if able to do so, that they will have effective sales forces.

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

As of June 30, 2026, we had 393 employees. If we seek to expand our organization, we may have difficulty identifying, hiring and integrating new personnel. Future growth would impose significant additional responsibilities on our management, including the need to identify, recruit, maintain, motivate and integrate additional employees, consultants and contractors. Also, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities or strategic opportunities related to our assets, loss of employees and reduced productivity among remaining employees. Our growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth. Our growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our potential ability to generate revenue could be reduced and we may not be able to implement our business strategy. Many of the biotechnology companies that we compete against for qualified personnel and consultants have greater financial and other resources, different risk profiles and a longer history in the industry than we do. If we are unable to continue to attract and retain high-quality personnel and consultants, the rate and success at which we can discover and develop product candidates and operate our business will be limited. Alternatively, if we seek to decrease the number of employees in our organization in the future in response to adverse business events, it may lead to additional unanticipated attrition. If our future staffing is inadequate because of additional unanticipated attrition or because we failed to retain the staffing level required to accomplish our business objectives, we may be delayed or unable to continue the development of our product candidates, which could impede our ability to generate revenues and achieve or maintain profitability.

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

Sales of a substantial number of our ordinary shares in the public market could dilute your ownership interest. Pursuant to an “at-the-market” sales agreement we entered into with BofA Securities, Inc., or BofA, in December 2023, we may sell from time to time, ordinary shares having an aggregate offering price of up to $100.0 million through BofA, acting as our agent. During the six-month period ended June 30, 2026, we raised gross proceeds of $28.2 million through the sale of 3,164,365 ordinary shares pursuant to an “at-the-market” equity offering program. Whether we choose to affect future sales under the “at-the-market” equity offering program will depend on a number of factors, including, among others, market conditions and the trading price of our ordinary shares relative to other sources of capital. The issuance from time to time of ordinary shares through our “at-the-market” equity offering program or in any other equity offering, or the perception that such sales may occur, could have the effect of depressing the market price of our ordinary shares.

Our executive officers, directors and principal shareholders, if they choose to act together, have the ability to significantly influence all matters submitted to shareholders for approval.

As of July 31, 2026, our executive officers, directors and shareholders who owned more than 5% of our outstanding ordinary shares and their respective affiliates, in the aggregate, hold ordinary shares representing approximately 47.6% of our outstanding ordinary shares. In addition, an affiliate of Perceptive Advisors LLC, our largest shareholder that employs a director serving on our board, holds warrants to purchase an aggregate of 700,000 of our ordinary shares.

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

There has been a focus in recent years by the SEC, foreign regulators, stock exchanges, certain investors and other stakeholders concerning corporate responsibility, specifically related to environmental, social and governance factors. Although the SEC adopted climate-related disclosure rules in 2024, those rules were stayed pending litigation and, in May 2026, the SEC proposed rescinding the rules in their entirety. Corporate sustainability rules in Europe also have been scaled back. As a result, the regulatory environment relating to climate-related disclosures remains subject to significant uncertainty. Nevertheless, some investors may use these and other environmental, social and governance factors to guide their investment strategies and, in some cases, may choose not to invest in us if they believe our policies and disclosures relating to corporate responsibility are inadequate. Third-party providers of corporate responsibility ratings and reports on companies have varied and in some cases inconsistent standards. In addition, the criteria by which companies’ corporate responsibility practices are assessed are evolving, which could result in greater expectations of us and cause us to undertake costly initiatives to satisfy such new criteria. Alternatively, if we elect not to or are unable to satisfy such new criteria or do not meet the criteria of a specific third-party provider, some investors may conclude that our policies with respect to corporate responsibility are insufficient. We may face reputational damage in the event that our corporate responsibility procedures or standards do not meet the standards set by various constituencies. Furthermore, if our competitors’ corporate responsibility performance is perceived to be greater than ours, potential or current investors may elect to invest with our competitors instead. In addition, in the event that we communicate or disclose certain initiatives and goals regarding environmental, social and governance matters, we could fail, or be perceived to fail, in our achievement of such initiatives or goals, or we could be criticized for the scope of such initiatives or goals or be subject to litigation for such failures. If we fail to satisfy the expectations of investors and other stakeholders or our initiatives are not executed as planned, our reputation and financial results could be adversely affected.

Because we do not anticipate paying any cash dividends on our ordinary shares in the foreseeable future, capital appreciation, if any, would be your sole source of gain.

Under Cayman Islands law, we may only make distributions by way of dividend out of profits, or out of our share premium account (provided that immediately following the date that the dividend is proposed to be paid we are able to pay our debts as they fall due in the ordinary course of business). We have never declared or paid any cash dividends on our ordinary shares. We currently anticipate that we will retain future earnings for the development, operation and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future. In addition, the Royalty Note Purchase Agreement prohibits us from paying cash dividends during its term and the terms of existing and future financing agreements may also preclude us from paying dividends. As a result, capital appreciation, if any, of our ordinary shares would be your sole source of gain on an investment in our ordinary shares for the foreseeable future. See the “Dividend Policy” section of our Form 10-K for the year ended December 31, 2025 previously filed with the SEC for additional information.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the three months ended June 30, 2026, none of our directors or “officers” (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” and/or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
10.1††	Asset Purchase Agreement, dated April 15, 2026, by and among Janssen Pharmaceuticals, Inc., MeiraGTx Ocular UK Limited and MeiraGTx Holdings plc.	8-K	001-38520	10.1	4/16/26
10.2††	Second Termination Agreement, dated April 15, 2026, by and among Janssen Pharmaceuticals, Inc., MeiraGTx UK II Limited, MeiraGTx Holdings plc and MeiraGTx Ocular UK Limited.	8-K	001-38520	10.2	4/16/26
10.3†	License Agreement (RPGR), dated February 5, 2019, as amended and restated by and among UCL Business PLC and MeiraGTx Ocular UK Limited (as successor in interest).	10-K	001-38520	10.23	3/26/19
10.4††	Deed of Amendment to Framework Agreement, dated April 20, 2026, by and among Hologen Limited, Hologen Neuro AI Limited, MeiraGTx Neuro UK Limited and MeiraGTx Holdings plc.	8-K	001-38520	10.1	4/24/26
10.5††

Deed of Amendment to Framework Agreement, dated June 22, 2026, by and among Hologen Limited, Reogen Limited (formerly known as Hologen Neuro AI Limited), MeiraGTx Neuro UK Limited and MeiraGTx Holdings plc.

						*
10.6††	Deed of Amendment to Framework Agreement, dated April 20, 2026, by and among MeiraGTx Manufacturing Limited, MeiraGTx Limited and Hologen Limited.	8-K	001-38520	10.2	4/24/26
10.7††	Collaboration and License Agreement, dated April 20, 2026, by and among Hologen Neuro AI Limited, Hologen Neuro AI UK Limited, Hologen Limited, MeiraGTx Holdings plc, MeiraGTx Neuro UK Limited and MeiraGTx Neuro I, LLC.	8-K	001-38520	10.3	4/24/26
10.8††	Royalty Note Purchase Agreement, dated as of June 30, 2026, by and among MeiraGTx, LLC, MeiraGTx Holdings plc, the other obligors party thereto, the purchasers party thereto and Maverick SA LLC.	8-K	001-38520	10.1	7/7/26
10.9††	Securities Purchase Agreement, dated as of June 30, 2026, by and among MeiraGTx Holdings plc, TPC Investments Solutions II LP and TPC Investments Solutions Co-Invest II LP.	8-K	001-38520	10.2	7/7/26
10.10	Registration Rights Agreement, dated as of June 30, 2026, by and among MeiraGTx Holdings plc, TPC Investments Solutions II LP and TPC Investments Solutions Co-Invest II LP.	8-K	001-38520	10.3	7/7/26
10.11	Amendment No. 5 to Amended and Restated Notes Purchase Agreement, dated May 12, 2026, by and among MeiraGTx Holdings plc, as issuer, the subsidiary guarantors and noteholders from time to time party thereto, and Perceptive Credit Holdings III, LP, as administrative agent and noteholder.	10-Q	001-38520	10.2	5/14/26

10.12#	Non-Employee Director Compensation Program.	*
10.13#	MeiraGTx Holdings plc 2026 Employment Inducement Award Plan.	*
10.14#	Form of Option Grant Notice and Agreement under the MeiraGTx Holdings plc 2026 Employment Inducement Award Plan.	*
10.15#	Form of Restricted Share Unit Grant Notice and Agreement under the MeiraGTx Holdings plc 2026 Employment Inducement Award Plan.	*
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	**
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	**
101.INS	Inline XBRL Instance Document	*
101.SCH	Inline XBRL Taxonomy Extension Schema Document	*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	*
104	Cover Page Interactive Data File (Formatted in Inline XBRL and contained in exhibit 101)	*

*     Filed herewith.

**   Furnished herewith.

#	Management contract or compensation plan or arrangement.
†	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 406 under the Securities Act of 1933, as amended.
††	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MeiraGTx Holdings plc (Registrant)

Date: August 13, 2026	By:	/s/ Alexandria Forbes
Alexandria Forbes
Chief Executive Officer
(principal executive officer and authorized signatory)

Date: August 13, 2026	By:	/s/ Richard Giroux
Richard Giroux
Chief Financial Officer and Chief Operating Officer
(principal financial officer and principal accounting officer)