Form 10-Q
period 2026-09-30
MeiraGTx Holdings plc
filed 2026-11-12
CIK 1735438

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of November 4, 2026, the registrant had 97,730,540 ordinary shares, $0.00003881 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except share and per share amounts)

	September 30,	December 31,
	2026	2025
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$184,650	$65,931
Accounts receivable	1,748	—
Accounts receivable - related party	3,818	3,000
Unbilled receivables	597	—
Unbilled receivables - related party	17,214	—
Prepaid expenses	3,828	6,017
Tax incentive receivable	6,183	15,286
Other current assets	24,308	1,527
Total Current Assets	242,346	91,761
Property, plant and equipment, net	96,871	105,465
Intangible assets, net	17	578
Restricted cash	2,102	2,262
Other assets	1,371	1,147
Equity method and other investments	35,999	6,749
Right-of-use assets - operating leases, net	10,913	12,852
Right-of-use assets - finance leases, net	22,076	23,616
TOTAL ASSETS	$411,695	$244,430

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$10,907	$10,066
Accrued expenses	17,483	32,893
Lease obligations - operating leases, current	2,431	2,851
Lease obligations - finance leases, current	41	38
Deferred revenue, current	518	—
Deferred revenue - related party, current	4,740	1,776
Note payable, net, current	—	24,648
Corporate tax liability	2,198	—
Other current liabilities	14,084	50,283
Total Current Liabilities	52,402	122,555
Deferred revenue	427	—
Deferred revenue - related party	11,137	65,120
Lease obligations - operating leases	9,405	11,351
Lease obligations - finance leases	74	109
Asset retirement obligations	1,129	1,399
Note payable, net	121,900	49,689
TOTAL LIABILITIES	196,474	250,223
COMMITMENTS AND CONTINGENCIES (Note 13)
SHAREHOLDERS' EQUITY (DEFICIT):
Ordinary Shares, $0.00003881 par value, 1,288,327,750 authorized, 97,619,453 and 81,120,931 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	3	3
Capital in excess of par value	983,067	808,021
Treasury shares	(18,193)	—
Accumulated other comprehensive gain	3,232	2,406
Accumulated deficit	(753,028)	(816,223)
Non-controlling interest	140	—
Total Shareholders' Equity (Deficit)	215,221	(5,793)
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)	$411,695	$244,430

See Notes to Condensed Consolidated Financial Statements

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(unaudited)

(in thousands, except share and per share amounts)

	For the Three-Month Periods Ended September 30,		For the Nine-Month Periods Ended September 30,
	2026	2025	2026	2025
Revenues:
Service revenue	$1,571	$—	$13,456	$—
Service revenue - related party	3,243	410	108,442	6,027
License revenue - related party	—	—	204,643	—
Total revenue	4,814	410	326,541	6,027
Operating expenses:
Cost of service revenue	617	—	2,018	—
Cost of service revenue - related party	2,806	313	8,767	4,367
General and administrative	11,953	13,616	32,894	35,293
Research and development	39,316	32,532	129,132	98,807
Total operating expenses	54,692	46,461	172,811	138,467
(Loss) income from operations	(49,878)	(46,051)	153,730	(132,440)
Other non-operating (expense) income:
Foreign currency (loss) gain	(1)	(1,558)	(4,304)	10,753
Interest income	1,150	161	2,045	1,540
Financial related costs, net	1,635	(3,065)	(4,722)	(9,142)
Other income (expense)	355	—	(4,868)	—
Loss on equity method investee	(3,929)	—	(75,831)	—
Income tax expense	(613)	—	(2,975)	—
Net (loss) income	$(51,281)	$(50,513)	$63,075	$(129,289)

Net (loss) income attributed to:
Net (loss) income attributed to shareholders	(51,212)	(50,513)	63,195	(129,289)
Net loss attributed to non-controlling interest	(69)	—	(120)	—
Net (loss) income	$(51,281)	$(50,513)	$63,075	$(129,289)

Other comprehensive (loss) gain:
Foreign currency translation (loss) gain attributed to shareholders	(23)	1,213	826	(2,593)
Foreign currency translation loss attributed to non-controlling interest	—	—	(4)	—
Comprehensive (loss) income	$(51,304)	$(49,300)	$63,897	$(131,882)

Net (loss) income per ordinary share:
Basic	$(0.53)	$(0.62)	$0.70	$(1.61)
Diluted	$(0.53)	$(0.62)	$0.68	$(1.61)

Weighted-average number of ordinary shares outstanding:
Basic	96,879,809	80,947,703	89,923,492	80,195,572
Diluted	96,879,809	80,947,703	93,446,129	80,195,572

See Notes to Condensed Consolidated Financial Statements

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

FOR THE PERIOD ENDED SEPTEMBER 30, 2026

(unaudited)

(in thousands, except share amounts)

					Accumulated Other			Total
	Ordinary		Capital in Excess		Comprehensive	Accumulated	Non-Controlling	Shareholders'
	Shares	Amount	of Par Value	Treasury Shares	Gain	Deficit	Interest	Deficit

Balance at December 31, 2025	81,120,931	$3	$808,021	$—	$2,406	$(816,223)	$—	$(5,793)
Share-based compensation activity	824,466	—	(2,244)	—	—	—	—	(2,244)
Issuance of ordinary shares in at-the-market offering	1,770,729	—	14,027	—	—	—	—	14,027
Issuance costs in connection with ordinary shares	—	—	(35)	—	—	—	—	(35)
Repurchase of treasury shares	(2,300,000)	—	—	(18,193)	—	—	—	(18,193)
Issuance of ordinary shares in connection with license agreement	30,000	—	249	—	—	—	—	249
Other comprehensive gain	—	—	—	—	172	—	—	172
Net loss for the three-month period ended March 31, 2026	—	—	—	—	—	(46,313)	—	(46,313)
Balance at March 31, 2026	81,446,126	3	820,018	(18,193)	2,578	(862,536)	—	(58,130)
Share-based compensation activity	237,245	—	4,545	—	—	—	—	4,545
Issuance of ordinary shares in at-the-market offering	1,393,636	—	14,180	—	—	—	—	14,180
Issuance of ordinary shares in connection with registered offering	11,111,111	—	100,000	—	—	—	—	100,000
Contributions from non-controlling interest	—	—	—	—	—	—	3	3
Sale of non-controlling interest	—	—	412	—	—	—	261	673
Issuance costs in connection with ordinary shares	—	—	(6,832)	—	—	—	—	(6,832)
Other comprehensive gain (loss)	—	—	—	—	677	—	(4)	673
Net income (loss) for the three-month period ended June 30, 2026	—	—	—	—	—	160,720	(51)	160,669
Balance at June 30, 2026	94,188,118	3	932,323	(18,193)	3,255	(701,816)	209	215,781
Share-based compensation activity	70,162	—	8,280	—	—	—	—	8,280
Issuance of ordinary shares in at-the-market offering	2,410,603	—	32,551	—	—	—	—	32,551
Issuance of shares in connection with Royalty Note Purchase Agreement	950,570	—	10,000	—	—	—	—	10,000
Contributions from non-controlling interest	—	—	—	—	—	—	—	—
Issuance costs in connection with ordinary shares	—	—	(87)	—	—	—	—	(87)
Other comprehensive loss	—	—	—	—	(23)	—	—	(23)
Net loss for the three-month period ended September 30, 2026	—	—	—	—	—	(51,212)	(69)	(51,281)
Balance at September 30, 2026	97,619,453	$3	$983,067	$(18,193)	$3,232	$(753,028)	$140	$215,221

See Notes to Condensed Consolidated Financial Statements

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (DEFICIT)

FOR THE PERIOD ENDED SEPTEMBER 30, 2025

(unaudited)

(in thousands, except share amounts)

				Accumulated Other		Total
	Ordinary		Capital in Excess	Comprehensive	Accumulated	Shareholders'
	Shares	Amount	of Par Value	Loss	Deficit	Equity

Balance at December 31, 2024	78,397,380	$3	$773,565	$(3,719)	$(702,022)	$67,827
Share-based compensation activity	457,679	—	2,130	—	—	2,130
Issuance of ordinary shares in at-the-market offering	563,379	—	4,482	—	—	4,482
Issuance costs in connection with ordinary shares	—	—	(12)	—	—	(12)
Other comprehensive loss	—	—	—	(1,347)	—	(1,347)
Net loss for the three-month period ended March 31, 2025	—	—	—	—	(39,981)	(39,981)
Balance at March 31, 2025	79,418,438	3	780,165	(5,066)	(742,003)	33,099
Share-based compensation activity	80,925	—	5,696	—	—	5,696
Issuance of ordinary shares in at-the-market offering	946,921	—	5,433	—	—	5,433
Issuance costs in connection with ordinary shares	—	—	(14)	—	—	(14)
Other comprehensive loss	—	—	—	(2,459)	—	(2,459)
Net loss for the three-month period ended June 30, 2025	—	—	—	—	(38,795)	(38,795)
Balance at June 30, 2025	80,446,284	3	791,280	(7,525)	(780,798)	2,960
Share-based compensation activity	33,400	—	5,733	—	—	5,733
Issuance costs in connection with ordinary shares	—	—	50	—	—	50
Other comprehensive gain	—	—	—	1,213	—	1,213
Net loss for the three-month period ended September 30, 2025	—	—	—	—	(50,513)	(50,513)
Balance at September 30, 2025	80,479,684	$3	$797,063	$(6,312)	$(831,311)	$(40,557)

See Notes to Condensed Consolidated Financial Statements

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	For the Nine-Month Periods Ended September 30,
	2026	2025
Cash flows from operating activities:
Net income (loss)	$63,075	$(129,289)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Share-based compensation expense	15,096	16,504
Foreign currency loss (gain)	4,304	(10,753)
Depreciation and amortization	8,680	9,427
Change in right-of-use assets	1,891	(2,209)
Gain on termination of lease liabilities	—	(1,465)
Loss on disposal of equipment, furniture and fixtures	1,503	310
Undistributed losses of equity method investee	75,831	—
Amortization of interest on asset retirement obligations	113	126
Change in asset retirement obligation	(81)	—
Amortization of debt discount	663	834
Non-cash consideration received from related party - revenue arrangement	(104,988)	—
Non-cash other income	4,861	—
Non-cash financing related costs	(3,100)	—
Acquired in-process research and development	27,728	—
(Increase) decrease in operating assets:
Accounts receivable	(1,730)	—
Accounts receivable - related party	(4,206)	(2,143)
Unbilled receivables	(599)	—
Unbilled receivables - related party	(17,031)	—
Contract assets - related party	—	986
Prepaid expenses	2,202	(113)
Tax incentive receivable	8,630	163
Other current assets	(23,175)	2,357
Other assets, net	29	(32)
Increase (decrease) in operating liabilities:
Accounts payable	117	(2,362)
Accrued expenses	(15,421)	(4,329)
Lease liabilities	(2,281)	2,136
Corporate tax liability	2,198	—
Other current liabilities	(39,472)	27,557
Deferred revenue	946	—
Deferred revenue - related party	(51,059)	(695)
Net cash used in operating activities	(45,276)	(92,990)

Cash flows from investing activities:
Purchase of property, plant and equipment	(4,072)	(3,554)
Acquisition of in-process research and development assets	(24,228)	—
Proceeds from sale of non-controlling interest	674	—
Proceeds from sale of equipment, furniture and fixtures	—	536
Net cash used in investing activities	(27,626)	(3,018)

Cash flows from financing activities:
Exercise of share options	1,445	46
Payments of withholdings on shares withheld for income taxes	(5,960)	(2,991)
Payments on lease obligations - financing leases	(43)	—
Proceeds from the issuance of ordinary shares	170,758	9,915
Issuance costs in connection with ordinary shares	(6,455)	(26)
Payment for treasury shares	(18,193)	—
Contributions from non-controlling interest	3	—
Payment of notes payable	(75,000)	—
Proceeds from royalty notes payable	125,000	—
Net cash provided by financing activities	191,555	6,944

Net increase (decrease) in cash, cash equivalents and restricted cash	118,653	(89,064)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(94)	502
Cash, cash equivalents and restricted cash at beginning of the period	68,193	105,668
Cash, cash equivalents and restricted cash at end of the period	$186,752	$17,106

Supplemental disclosure of non-cash transactions:
Non-cash contribution for acquisition of in-process research and development	$3,263	$—
Issuance of shares in connection with a license agreement	$249	$—
Fixed asset acquisitions included in accounts payable and accrued expenses	$172	$753
Right-of-use assets obtained in exchange for lease liabilities	$—	$8,200
Change in estimate of asset retirement obligation	$290	$1,476
Issuance costs in connection with sale of ordinary shares in accounts payable and accrued expenses at end of period	$499	$50
Supplemental disclosure of cash flow information:
Cash paid for interest	$7,878	$8,275
Cash paid for income taxes	$498	$—

See Notes to Condensed Consolidated Financial Statements

MEIRAGTX HOLDINGS PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.       Organization and Basis of Presentation

The Company

MeiraGTx Holdings plc and subsidiaries (the “Company” or “MeiraGTx Holdings”), an exempted company incorporated under the laws of the Cayman Islands, is a vertically integrated, clinical-stage genetic medicines company with a broad pipeline of four late-stage clinical programs. Each of these programs uses local delivery of small doses, resulting in disease-modifying effects in both inherited and more common diseases, in the eye, radiation-induced xerostomia and Parkinson’s disease. The Company uses its innovative technology in optimization of capsids, promoters, and novel translational control elements to develop best-in-class, potent, safe viral vectors. The Company’s broad pipeline is supported by end-to-end in-house manufacturing. The Company has built the most comprehensive manufacturing capabilities in the industry, including two that are licensed for good manufacturing practices (“GMP”) viral vector production and a GMP Quality Control facility with clinical and commercial licensure. In addition, the Company has developed a proprietary manufacturing platform process over 10 years based on more than 20 different viral vectors with leading yield and quality aspects and commercial readiness. Uniquely, the Company has developed a novel technology for in vivo delivery of any biologic therapeutic using oral small molecules. This transformative riboswitch gene regulation platform technology allows precise, dose-responsive expression of gene expression by oral small molecules. The Company is focusing the riboswitch platform on regulated in vivo delivery of metabolic peptides, including leptin, GLP-1, GIP, glucagon, amylin and PYY, as well as cell therapy, CAR-T for liquid and solid tumors and autoimmune diseases, and additionally, PNS targets addressing long-term intractable pain. The Company has developed the technology to apply genetic medicine to common diseases, increasing efficacy, addressing novel targets, and expanding access in some of the largest disease areas where the unmet need remains high.

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

In addition to the upfront payment, the Asset Purchase Agreement includes a one-time contingent milestone payment of $50.0 million, payable upon the achievement of both of the following regulatory and commercial milestones: U.S. regulatory approval of the RPGR Product and cumulative U.S. net sales exceeding $250.0 million. The Company is also obligated to pay Janssen tiered royalties in the mid-teens on future global net sales of RPGR Products beginning on or after July 1, 2029. If the Company enters into future licensing or commercialization arrangements for the RPGR Product with third parties, Janssen is also entitled to receive a portion of certain upfront and milestone payments, as well as royalties based on amounts received from such third parties or, in certain cases, on the third party’s net sales of RPGR Products.

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

Under the terms of the Lilly Collaboration Agreement, MeiraGTx received an upfront payment of $75.0 million after signing the Lilly Collaboration Agreement and will be eligible to receive up to over $400.0 million in total milestone payments, including up to $135.0 million in other potential near-term cash consideration upon the achievement of certain development and regulatory approval milestones. Lilly has the right to research, develop and commercialize products under the Lilly Collaboration Agreement, at its own cost. The Company may also perform research, development and manufacturing services for Lilly under the Lilly Collaboration Agreement and related agreements, for which it is entitled to fees in accordance with the applicable contractual terms. The Lilly Collaboration Agreement also provides for tiered royalties to be paid to MeiraGTx Ocular on future product sales.

Hologen Strategic Collaboration

On March 9, 2025, the Company and certain of its affiliates entered into a strategic collaboration with Hologen Limited (“Hologen”) and certain of its affiliates to advance the development of certain central nervous system gene therapy programs and to support the Company’s manufacturing capabilities. Hologen is a leading developer of multi-modal generative AI foundation models of real-world clinical data for clinical medicine and pharmaceutical drug development. Under the collaboration, Hologen committed to provide an upfront payment of $200.0 million and up to an additional $230.0 million to fund the development of the Company’s AAV-GAD program for the treatment of Parkinson’s disease to commercialization and other locally delivered central nervous system therapies. The Company also received an aggregate of 500,000 Class A shares of Hologen for nominal consideration. As of September 30, 2026, Hologen had funded $105.0 million of the upfront payment commitment.

The collaboration is governed by two framework agreements. The first, between the Company, MeiraGTx Neuro UK, Reogen Limited (formerly known as Hologen Neuro AI Limited) (“Reogen”) and Hologen, relates to the management of the business and affairs of Reogen, including the research, development, manufacture and commercialization of our (i) AAV-GAD investigational gene therapy for the treatment of Parkinson’s disease, AAV-BDNF investigational gene therapy for the treatment of genetic obesity disorders and other potential locally delivered genetic medicines to the central nervous system (the “Clinical Programs”) and (ii) proprietary device designed to effect the local delivery of a gene therapy product into the central nervous system or any topographic or subcutaneous tissue modification on the face and scalp, of humans or animals (the “Delivery Device”), in each case, in accordance with the terms and conditions of the Reogen Collaboration Agreement as further described below. The second, between MeiraGTx Manufacturing, MeiraGTx Limited and Hologen, provides for the management of the business and affairs of MeiraGTx Manufacturing, including Hologen’s investment in MeiraGTx Manufacturing and its participation in funding the manufacturing business.

During the second quarter of 2026, the parties completed the initial closing of the strategic collaboration and entered into amendments to the framework agreements to facilitate the initial funding and investment structures. As part of the initial closing, the Company, MeiraGTx Neuro UK, MeiraGTx Neuro US, Reogen, Hologen Neuro AI UK Limited and Hologen entered into the Collaboration and License Agreement, dated as of April 20, 2026 (the “Reogen Collaboration Agreement”) governing the research, development, manufacturing and commercialization of the Clinical Programs and the Delivery Device. The parties also completed Hologen’s initial investment in MeiraGTx Manufacturing. Following the initial closing, MeiraGTx Neuro UK holds a 39% ownership interest in Reogen, and Hologen holds a minority interest in MeiraGTx Manufacturing.

Following the initial closing, Hologen will fund an additional $95.0 million to satisfy the remaining portion of the upfront payments provided for under the framework agreements and the Reogen Collaboration Agreement. These funds will be used by Hologen to purchase (i) a portion of the Reogen shares held by MeiraGTx Neuro UK, such that following the purchase, MeiraGTx Neuro UK and Hologen are expected to hold 30% and 70% of the outstanding shares in Reogen, respectively, and (ii) additional shares in MeiraGTx Manufacturing from MeiraGTx Limited, such that following the purchase, Hologen will have increased its minority interest in MeiraGTx Manufacturing. The Company’s obligation to issue additional MeiraGTx Manufacturing shares in exchange for the additional funding gives rise to a contingent forward financial instrument, which is recognized and measured at fair value as described in Note 5. The framework agreement relating to MeiraGTx Manufacturing also provides Hologen with an option to increase its ownership interest in MeiraGTx Manufacturing to up to 40%, which may be exercised within twelve months after Hologen purchases all of its additional shares in MeiraGTx Manufacturing using a portion of the proceeds from the remaining amount of the upfront payment to be paid, subject to the terms and conditions of the framework agreement. This option gives rise to a financial instrument that is recognized and measured at fair value as described in Note 5. If Hologen does not exercise the option during that twelve month period, then the Company has an option to purchase all of the shares of MeiraGTx Manufacturing held by Hologen for the same price that Hologen paid for such shares. The Company may exercise its option beginning on the third anniversary of the date Hologen purchases its additional shares in MeiraGTx Manufacturing and ending three years thereafter.

On September 29, 2026, the Company, MeiraGTx, LLC, MeiraGTx Neuro UK, MeiraGTx Neuro US, Reogen, Hologen Neuro AI UK Limited and Hologen entered into an Amendment to the Collaboration and License Agreement and Device Assignment and Assumption Agreement (the “Device Assignment Agreement”), pursuant to which the Company assigned certain intellectual property relating to, and contractual rights associated with the development of, the Delivery Device to Reogen, and amended the Reogen Collaboration Agreement to reflect the foregoing.

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

Interim Financial Statements

The accompanying condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, the condensed consolidated financial statements include all adjustments (consisting of normal recurring adjustments) necessary in order to make the condensed consolidated financial statements not misleading. Operating results for the nine-month period ended September 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2025 included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the “Form 10-K”).

Liquidity

The Company does not currently have any approved products and has never generated any revenue from product sales. Although the Company has achieved profitable operations during the nine months ended September 30, 2026, such profitability was primarily attributable to non-recurring transactions and there is no assurance that profitable operations could be sustained on a continuing basis. In addition, development activities, clinical and preclinical testing, and commercialization of the Company’s product candidates will require significant additional financing. The Company’s accumulated deficit at September 30, 2026 totaled $753.0 million, and management expects to incur substantial losses in future periods. The success of the Company is subject to certain risks and uncertainties, including, among others: uncertainty of product development; competition in the Company’s field of use; uncertainty of capital availability; uncertainty in the Company’s ability to enter into agreements and consummate transactions with collaborative partners; expanding and protecting the Company’s intellectual property portfolio; dependence on third parties; and dependence on key personnel. For the nine months ended September 30, 2026, the Company had $45.3 million cash flows used in operations. There are no assurances that the Company will generate positive cash flows in the future. Additionally, there are no assurances that the Company will be successful in obtaining an adequate level of financing for the development and commercialization of its product candidates.

As of September 30, 2026, the Company had cash, cash equivalents and restricted cash in the amount of $186.8 million, which consisted of depository and money market accounts held at large international banks. The Company estimates that its cash and cash equivalents on-hand, accounts receivable, accounts receivable – related party, unbilled receivables – related party, unbilled receivables and tax incentive receivable at September 30, 2026, will be sufficient to cover its expenses for at least the next twelve months from the date of issuance of these condensed consolidated financial statements. This estimate does not include the additional $95.0 million upfront payment from Hologen or the $135.0 million in potential near-term cash consideration from Lilly upon achievement of certain development and regulatory approval milestones, or any subsequent tranches available under the Royalty Note Purchase Agreement.

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

All the above subsidiaries are wholly owned by MeiraGTx Holdings, except that Hologen holds a minority interest in MeiraGTx Manufacturing, which wholly owns MeiraGTx UK II and MeiraGTx Ireland. All intercompany balances and transactions between the consolidated companies have been eliminated in consolidation.

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

	September 30,	December 31,
	2026	2025
Cash and cash equivalents	$184,650	$65,931
Restricted cash	2,102	2,262
Total cash, cash equivalents and restricted cash in the condensed consolidated statements of cash flows	$186,752	$68,193

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

The table below represents the values of the Company’s financial assets and liabilities that are required to be measured at fair value on a recurring basis (in thousands):

	Financial Asset (Liability)	Fair Value Measurement Using:
		Significant	Significant Other	Significant
	September 30,	Observable Inputs	Observable Inputs	Unobservable Inputs
Description	2026	(Level 1)	(Level 2)	(Level 3)
Cash equivalents	$158,244	$158,244	$—	$—
Contingent forward instrument (Note 5)	$21,000	$—	$—	$21,000
Royalty Notes (Note 12)	$(121,900)	$—	$—	$(121,900)
Derivative liability (Note 5)	$(4,433)	$—	$—	$(4,433)
Equity option instrument (Note 5)	$(2,085)	$—	$—	$(2,085)

	Financial Asset (Liability)	Fair Value Measurement Using:
		Significant	Significant Other	Significant
	December 31,	Observable Inputs	Observable Inputs	Unobservable Inputs
Description	2025	(Level 1)	(Level 2)	(Level 3)
Cash equivalents	$60,253	$60,253	$—	$—

	Contingent		Equity
	forward instrument	Derivative liability	option instrument	Royalty Notes
Level 3 assets (liabilities), January 1, 2026	$—	$—	$—	$—
Issuance of instruments	$21,800	$(5,223)	$(2,450)	$—
Purchase of Royalty Notes	$—	$—	$—	$(125,000)
Changes in fair value	$(800)	$790	$365	$3,100
Level 3 assets (liabilities), September 30, 2026	$21,000	$(4,433)	$(2,085)	$(121,900)

The Company’s Level 3 financial instruments consist of the Royalty Notes, the contingent forward instrument, the equity option instrument and the derivative liability. These instruments are classified within Level 3 of the fair value hierarchy because their fair values are determined using valuation techniques that incorporate significant unobservable inputs. Depending on changes in the underlying assumptions and market conditions, the contingent forward and equity option instruments may be presented as either assets or liabilities in the accompanying condensed consolidated balance sheets.

The following table summarizes the valuation techniques and significant unobservable inputs used to estimate fair value:

September 30,
Instrument	Valuation Technique	Significant Unobservable Input	2026
Contingent forward instrument	Monte Carlo simulation	Expected volatility Discount rate	50.0% 4.2% - 13.1%
Royalty Notes	Scenario-based analysis	Discount rate	42.5% 11.9% - 12.7%
Derivative liability	Monte Carlo simulation	Expected volatility Risk-free interest rate	70% 4.0% - 5.0%
Equity option instrument	Monte Carlo simulation	Expected volatility Discount rate	50.0% 4.6% - 13.9%

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

In addition to the financial instruments mentioned above, at September 30, 2026, the Company’s financial instruments included cash and cash equivalents, restricted cash, accounts receivable, accounts receivable – related party, unbilled receivables – related party, unbilled receivables and accounts payable. The carrying amounts reported in the Company’s condensed consolidated financial statements for these instruments approximate their respective fair values because of the short-term nature of these instruments.

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

The Company uses estimates to determine the asset retirement obligations at the end of the lease term and discounts such asset retirement obligations using an estimated discount rate. Interest on the discounted asset retirement obligation is amortized over the term of the lease using the effective interest method and is recorded as financial related costs, net in the condensed consolidated statements of operations and comprehensive (loss) income.

The change in asset retirement obligations is as follows (in thousands):

	For the Nine-Month Periods Ended September 30,
	2026	2025
Balance at beginning of period	$1,399	$2,821
Change in estimate	(371)	(1,476)
Amortization of interest	113	126
Effects of exchange rate changes	(12)	(106)
Balance at end of period	$1,129	$1,365

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

The Company recognizes grant income when there is reasonable assurance that the Company will comply with the conditions attached to the grant and that it will receive the grant. During the nine months ended September 30, 2026 and 2025, the Company recognized de minimis grant income as a reduction of research and development expenses in the accompanying condensed consolidated statements of operations and comprehensive (loss) income.

Until the termination of the grant agreement in September 2030, MeiraGTx Ireland must maintain compliance with the terms of the grant. If the total number of jobs is less than 100 at the time of IDA Ireland’s annual review, the Company may have to repay a portion of the capital grant, and if a job for which the Company received employment grant funding remains vacant for a period in excess of six calendar months, the Company may have to repay the employment grant received for that job. As of September 30, 2026, the Company is in compliance with the terms of the grant.

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

The Company records amounts as contract assets when the right to consideration is deemed conditional. Contract assets are reclassified as accounts receivable once billed. When consideration is received, or such consideration is unconditionally due, from a customer prior to transferring goods or services to the customer under the terms of a contract, a contract liability is recorded as deferred revenue.

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

Research and Development Services: Under certain collaboration arrangements, the Company performs research and development services, including process development, process performance qualification, analytical development and other development activities. These services are generally transferred over time as the customer simultaneously receives and consumes the benefits of the Company’s performance. Revenue is recognized over time using a cost-based input method that measures progress toward complete satisfaction of the performance obligation based on costs incurred relative to total estimated costs expected to satisfy the performance obligation.

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

Net (Loss) Income per Ordinary Share

Basic net (loss) income per ordinary share is computed by dividing net (loss) income attributable to ordinary shareholders by the weighted average number of the Company’s ordinary shares assumed to be outstanding during the period of computation. Diluted net (loss) income per ordinary share is computed by dividing net (loss) income attributable to ordinary shareholders by the weighted average number of ordinary shares outstanding during the period, adjusted to give effect to potentially dilutive ordinary shares outstanding during the period using the treasury stock method. Potentially dilutive ordinary shares consist primarily of share options, restricted share units, and warrants. These securities are included in the computation of diluted net income per ordinary share when their effect is dilutive. Potentially dilutive securities are excluded from the computation of diluted earnings per ordinary share if their effect would be anti-dilutive. For periods in which the Company reports a net loss, all potentially dilutive ordinary shares are excluded from the computation of diluted net loss per ordinary share because their inclusion would be anti-dilutive. As a result, basic and diluted net loss per ordinary share are the same for such periods.

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

The accounting policies of its segment are the same as those described in the summary of significant accounting policies. The CODM allocates resources and assesses performance of the Company’s single reportable segment by regularly reviewing the segment net (loss) income that also is reported on the condensed consolidated statements of operations and comprehensive (loss) income as net (loss) income.

The following table sets forth information about the Company’s single reportable segment and the significant expenses reviewed by the CODM, including a reconciliation to net (loss) income (in thousands):

	For the Three-Month Periods Ended September 30,		For the Nine-Month Periods Ended September 30,
	2026	2025	2026	2025
Service revenue - related party	$3,243	$410	$108,442	$6,027
Service revenue	1,571	—	13,456	—
License revenue - related party	—	—	204,643	—
Operating expenses:
Cost of service revenue	617	—	2,018	—
Cost of service revenue - related party	2,806	313	8,767	4,367
General and administrative	7,016	9,751	22,328	24,699
Clinical programs:
Botaretigene sparoparvovec	2,321	—	33,655	—
AAV-hAQP1	6,148	1,997	15,852	9,603
AAV-GAD	4,555	1,200	8,565	11,630
Other ocular diseases	—	2,915	108	4,380
Manufacturing	12,412	12,568	33,821	35,557
Preclinical programs:
Gene regulation	2,440	2,683	5,112	8,210
Neurodegenerative diseases	292	271	1,020	995
Ocular diseases	23	688	1,026	2,475
Other research and development[1]	5,554	4,968	16,763	10,620
Share-based compensation	7,663	5,952	15,096	16,504
Depreciation and amortization	2,845	3,155	8,680	9,427
Total operating expenses	54,692	46,461	172,811	138,467
Other segment items[2]	(1,403)	(4,462)	(90,655)	3,151
Segment net (loss) income	$(51,281)	$(50,513)	$63,075	(129,289)
Net (loss) income	$(51,281)	$(50,513)	$63,075	$(129,289)

1 Other research and development is comprised of all other costs including payroll and payroll related costs, travel, rent and facilities costs and other non-program specific expenses.

2 Other segment items is comprised of foreign currency (loss) gain, interest income, financial related costs, net, other income (expense), loss on equity method investee and income tax expense.

The Company’s service revenue – related party and service revenue were generated in the United Kingdom and the Company’s license revenue – related party was generated in the United States.

The following table summarizes long-lived assets by geographical area (in thousands):

	September 30,	December 31,
	2026	2025
United States	$7,930	$8,830
United Kingdom	23,835	26,092
European Union	98,112	107,589
	$129,877	$142,511

Non-Controlling Interests

Non-controlling interests are classified as a separate component of equity in the condensed consolidated balance sheets and condensed consolidated statement of shareholders’ equity. Additionally, net (loss) income and comprehensive (loss) income attributable to non-controlling interests are reflected separately from net (loss) income and comprehensive (loss) income on the condensed consolidated statements of operations and comprehensive (loss) income and condensed consolidated statement of shareholders’ equity. Any change in ownership of a subsidiary while the controlling financial interest is retained is accounted for as an equity transaction between the controlling and non-controlling interests. Losses continue to be attributed to the non-controlling interests, even when the non-controlling interests’ basis has been reduced to zero.

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

3.      Equity Method and Other Investments

The Company’s investments consist of the following (in thousands):

		September 30, 2026
Investee	Investment Type	Ownership Percentage	Carrying Value	Cost Basis
Reogen	Equity Method Investment	39.0%	$22,440	$98,502
Hologen Limited	Equity Investment	3.0%	6,810	6,810
Visiogene LLC	Equity Method Investment	25.0%	5,133	5,165
Other	Equity Investment	0.8%	1,616	1,500
Total equity method and other investments			$35,999	$111,977

		December 31, 2025
Investee	Investment Type	Ownership Percentage	Carrying Value	Cost Basis
Visiogene LLC	Equity Method Investment	25.0%	$5,133	$5,165
Other	Equity Investment	0.8%	1,616	1,500
Total equity method and other investments			$6,749	$6,665

On April 20, 2026, the Company completed the initial closing of its strategic collaboration with Hologen and recognized a 39% equity interest in Reogen. The Company accounts for its investment in Reogen under the equity method of accounting because it has the ability to exercise significant influence over Reogen’s operating and financial policies but does not control the entity. As part of the accounting for the strategic collaboration arrangement, the initial carrying amount of the investment was measured based on the fair value of the underlying 39% equity interest acquired. Thereafter, the carrying amount of the investment is adjusted to recognize the Company’s proportionate share of Reogen’s net income or loss and other comprehensive income or loss. As of September 30, 2026, the carrying amount of the Company’s investment in Reogen was $22.4 million. During the three and nine months ended September 30, 2026, the Company recognized a loss of $3.9 million and $75.8 million, respectively, under the equity method of accounting, representing its proportionate share of Reogen’s operating results associated with the acquired in-process research and development assets relating to the Clinical Programs and the Delivery Device, as well as Reogen’s ongoing research and development activities.

Below is the summarized financial information of Reogen for the three months ended September 30, 2026 and period between April 20, 2026 and September 30, 2026 (in thousands):

	Three-Month Period Ended	For the period between
	September 30, 2026	April 20, 2026 and September 30, 2026
Statement of Operations
Research and development expense	$(10,064)	$(194,445)
General and administrative expense	$(40)	$(60)
Other income	$52	$95
Net loss	$(10,052)	$(194,410)

In connection with the strategic collaboration, the Company acquired an aggregate of 500,000 ordinary shares of Hologen, representing an ownership interest of approximately 3%. The investment is accounted for as an equity investment in accordance with ASC 321, Investments – Equity Securities. As part of the accounting for the strategic collaboration arrangement, the investment was initially recognized based on the fair value assigned to the underlying equity interest acquired. Because Hologen is a privately held company without a readily determinable fair value and has multiple classes of shares with differing economic rights and preferences, the fair value assigned to the Company’s investment reflects the rights and characteristics of the specific ordinary shares acquired. Subsequently, the investment is measured using the measurement alternative under ASC 321, at cost, less impairment, if any, adjusted for observable price changes in orderly transactions for an identical or similar investment of the same issuer. As of September 30, 2026, the carrying amount of the Company’s investment in Hologen was $6.8 million. Accordingly, the carrying amount of the investment should not be used to infer the overall equity value of Hologen or the value of other classes of Hologen shares.

4.       Accrued Expenses

Accrued expenses for the periods presented are comprised of the following (in thousands):

	September 30,	December 31,
	2026	2025
Research and development	$5,233	$3,867
Professional fees	3,629	6,069
Compensation and benefits	3,580	12,810
Manufacturing costs	2,162	3,378
Consulting	1,317	1,041
Clinical trial costs	1,212	1,429
Interest on Perceptive Notes	—	2,710
Other	350	1,589
	$17,483	$32,893

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

Financial instruments for the periods presented are comprised of the following (in thousands):

	September 30,	December 31,
Financial Instruments	2026	2025
Contingent forward instrument	$21,000	$—
Derivative liability	$(4,433)	$—
Equity option instrument	$(2,085)	$—

As described in Note 1, the Company recognized a contingent forward instrument related to its obligation to issue additional MeiraGTx Manufacturing shares upon Hologen’s payment of the additional funding commitment, and an option instrument related to Hologen’s contractual right to increase its ownership interest in MeiraGTx Manufacturing. These instruments are measured at fair value on a recurring basis using a Monte Carlo simulation model and are classified within Level 3 of the fair value hierarchy due to the use of significant unobservable inputs. Changes in fair value are recognized in earnings in the period in which they occur. As of September 30, 2026, the contingent forward instrument and option instrument were presented within other current assets and other current liabilities, respectively, in the accompanying condensed consolidated balance sheets based on their respective fair values at the reporting date. During the three and nine months ended September 30, 2026, the Company recognized a loss of $0.8 million change in fair value of contingent forward instrument in other income (expense) of the condensed consolidated statements of operations and comprehensive (loss) income. During the three and nine months ended September 30, 2026, the Company recognized a gain of $0.4 million change in fair value of equity option instrument in other income (expense) of the condensed consolidated statements of operations and comprehensive (loss) income.

The Company also has a derivative liability associated with the Right and Offering Participation granted under the Securities Purchase Agreement entered into with the Purchasers (as such capitalized terms are defined in, and such transactions are described in, Note 12). The instrument is classified as a liability because it may require settlement through the issuance of a variable number of the Company’s ordinary shares for a fixed monetary amount and is accounted for at fair value on a recurring basis. The derivative liability is classified within Level 3 of the fair value hierarchy as its valuation incorporates significant unobservable inputs, and changes in fair value are recognized in earnings in the period in which they occur. As of September 30, 2026, the derivative liability was presented within other current liabilities in the accompanying condensed consolidated balance sheets based on their respective fair values at the reporting date. In the second quarter of 2026, the Company recognized a loss of $5.2 million on the initial measurement of derivative liability in other income (expense) of the condensed consolidated statements of operations and comprehensive (loss) income. During the three and nine months ended September 30, 2026, the Company recognized a gain of $0.8 million change in fair value of derivative liability in other income (expense) of the condensed consolidated statements of operations and comprehensive (loss) income, which is included in non-cash other income on the condensed consolidated statements of cash flows.

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

Options

A summary of the Company’s share option activity related to employees, non-employee members of the board of directors and non-employee consultants as of December 31, 2025 and for the nine-month period ended September 30, 2026 is as follows (in thousands, except share and per share amounts):

			Weighted-
		Weighted-	Average
		Average	Remaining
	Number of	Exercise	Contractual
	Options	Price	Term (years)
Outstanding at December 31, 2025	7,859,338	$12.29	4.58
Granted	409,150	$11.30
Exercised	(215,622)	$6.70
Forfeited	(366,856)	$14.65
Expired	(198,197)	$7.72
Outstanding at September 30, 2026	7,487,813	$12.52	4.39
Options exercisable at September 30, 2026	6,752,840	$12.86	3.93
Options vested and expected to vest at September 30, 2026	7,487,813	$12.52	4.39
Aggregate intrinsic value of options outstanding as of September 30, 2026	$12,366
Aggregate intrinsic value of options exercisable as of September 30, 2026	$11,061

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

The Company recorded the following share-based compensation expense in connection with the options for the three-month and nine-month periods ended September 30, 2026 and 2025 (in thousands):

	Three-Month Periods Ended September 30,
	2026	2025
Research and development	$1,677	$857
General and administrative	279	472
Total share-based compensation	$1,956	$1,329

	Nine-Month Periods Ended September 30,
	2026	2025
Research and development	$2,325	$2,639
General and administrative	833	1,569
Total share-based compensation	$3,158	$4,208

The total fair value of options vested during the three-month periods ended September 30, 2026 and 2025 was $0.5 million and $1.3 million, respectively.

The total fair value of options vested during the nine-month periods ended September 30, 2026 and 2025 was $2.1 million and $4.7 million, respectively.

The weighted-average grant date fair value of options granted during the nine-month periods ended September 30, 2026 and 2025 was $7.06 and $3.85 per share, respectively.

The grant date fair values of the share options granted were estimated using the Black-Scholes option valuation model with the following ranges of assumptions:

	2026	2025
Risk-free interest rate	4.20 - 4.43%	3.81 - 4.13%
Expected volatility	64%	67%
Expected dividend yield	0%	0%
Expected term (in years)	6.01	6.01

As of September 30 2026, the total compensation expense relating to unvested options granted that had not yet been recognized was $4.1 million, which is expected to be realized over a period of 3.8 years. The Company will issue shares upon exercise of options from ordinary shares reserved under the Plans.

Restricted Share Units

A summary of the Company’s RSU activity related to employees, non-employee members of the board of directors and non-employee consultants as of December 31, 2025 and for the nine-month period ended September 30, 2026 is as follows:

		Weighted-
	Number of	Average
	Restricted	Grant Date
	Share Units	Fair Value
Outstanding at December 31, 2025	6,184,250	$7.00
Granted	3,584,244	$11.28
Vested	(1,939,250)	$8.60
Forfeited	(65,500)	$6.62
Outstanding at September 30, 2026	7,763,744	$8.58

RSUs granted under the Plans generally vest 50% on the second anniversary of the date of grant and 25% on the third and fourth anniversaries of the date of grant. RSUs granted to directors when they join the board generally vest in three equal annual installments on each of the first, second, and third anniversaries of the grant date, and annual RSUs granted to directors generally vest in a single installment on the earliest to occur of the first anniversary of the grant date or the day immediately prior to the date of the next annual meeting of the Company’s shareholders occurring after the date of grant. The RSUs granted to the directors in June 2021 will be paid on or within 30 days after the date a director ceases to serve on the board. For RSUs granted in June 2022 and future years, the directors may annually elect whether to defer the payment of their annual RSU awards under the Deferred Compensation Plan for Non-Employee Directors, which was adopted by the board on December 17, 2021. As of September 30, 2026, there were 722,500 vested shares that have been deferred and are excluded from ordinary shares outstanding. The related share-based compensation expense, which is recognized ratably over the requisite service period, is included in general and administrative and research and development expenses, as applicable, in the condensed consolidated statements of operations and comprehensive (loss) income.

The Company recorded the following share-based compensation expense in connection with the RSUs for the three-month and nine-month periods ended September 30, 2026 and 2025 (in thousands):

	Three-Month Periods Ended September 30,
	2026	2025
Research and development	$1,093	$1,367
General and administrative	4,614	3,256
Total share-based compensation	$5,707	$4,623

	Nine-Month Periods Ended September 30,
	2026	2025
Research and development	$2,373	$3,723
General and administrative	9,565	8,573
Total share-based compensation	$11,938	$12,296

As of September 30, 2026, the total compensation expense relating to unvested RSUs granted that had not yet been recognized was $52.9 million, which is expected to be realized over a period of 3.8 years.

To satisfy employee minimum statutory tax withholding requirements for restricted share units that vest, the Company withholds a portion of the vested ordinary shares. During the nine months ended September 30, 2026 and 2025, the Company withheld 798,155 and 433,960 ordinary shares with a total value of $6.0 million and $3.0 million, respectively. These amounts are presented as a cash outflow from financing activities in the accompanying condensed consolidated statements of cash flows.

During the three-month and nine-month periods ended September 30, 2026 and 2025, the Company recognized total share-based compensation expense in the accompanying condensed consolidated statements of operations and comprehensive (loss) income as follows (in thousands):

	Three-Month Periods Ended September 30,
	2026	2025
Research and development	$2,770	$2,224
General and administrative	4,893	3,728
Total share-based compensation	$7,663	$5,952

	Nine-Month Periods Ended September 30,
	2026	2025
Research and development	$4,698	$6,362
General and administrative	10,398	10,142
Total share-based compensation	$15,096	$16,504

The Company does not expect to realize any tax benefits from its share option activity or the recognition of share-based compensation expense because it maintains a full valuation allowance against its deferred tax assets. While the Company may report taxable income in certain periods as a result of non-recurring transactions, management has concluded that such income is not sufficient positive evidence to overcome the significant negative evidence supporting the valuation allowance. Accordingly, no amounts related to excess tax benefits have been reported in cash flows from operations or cash flows from financing activities for the nine-month periods ended September 30, 2026 and 2025.

7.       Ordinary Shares

At-the-Market

In December 2023, the Company entered into an “at-the-market” sales agreement with BofA Securities, Inc., or BofA, pursuant to which the Company may sell from time to time, ordinary shares having an aggregate offering price of up to $100.0 million through BofA, acting as the Company’s agent. During the nine-month periods ended September 30, 2026 and 2025, the Company raised gross proceeds of $60.8 million and $9.9 million, respectively, through the sale of 5,574,968 and 1,510,300 ordinary shares, respectively, pursuant to an “at-the-market” equity offering program. Under the “at-the-market” equity program which is currently effective and may remain available for the Company to use in the future, the Company may sell up to an additional $15.9 million of ordinary shares. Whether the Company chooses to affect future sales under the “at-the-market” equity offering program will depend on a number of factors, including, among others, market conditions and the trading price of the Company’s ordinary shares relative to other sources of capital.

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

8.       Earnings Per Share

	Three-Month Periods Ended September 30,		Nine-Month Periods Ended September 30,
	2026	2025	2026	2025
Net income attributable to ordinary shareholders (numerator, in thousands)	$(51,212)	$(50,513)	$63,195	$(129,289)
Weighted average ordinary shares outstanding – basic	96,879,809	80,947,703	89,923,492	80,195,572
Dilutive effect of:
Share options	—	—	797,854	—
Restricted share units	—	—	2,589,884	—
Warrants	—	—	134,899	—
Weighted average ordinary shares outstanding – diluted	96,879,809	80,947,703	93,446,129	80,195,572
Basic earnings per ordinary share	$(0.53)	$(0.62)	$0.70	$(1.61)
Diluted earnings per ordinary share	$(0.53)	$(0.62)	$0.68	$(1.61)

The following securities are considered to be ordinary share equivalents, but were not included in the computation of diluted net loss per ordinary share for the three and nine-month periods ended September 30, 2026 and 2025 because their effect was anti-dilutive:

	Three-Month Periods Ended September 30,		Nine-Month Periods Ended September 30,
	2026	2025	2026	2025
Share options	7,487,813	7,964,365	3,297,830	7,964,365
Restricted share units	7,763,744	6,182,250	—	6,182,250
Warrants	700,000	700,000	—	700,000
	15,951,557	14,846,615	3,297,830	14,846,615

9.      Income Taxes

The Company recorded an income tax provision for the three and nine months ended September 30, 2026, primarily related to income generated in the United States and in the United Kingdom as a result of certain non-recurring transactions completed during the period. The Company’s estimated annual effective tax rate excludes jurisdictions for which a reliable estimate cannot be made due to anticipated losses for which no tax benefit is expected to be recognized.

The Company periodically evaluates the realizability of its deferred tax assets based on all available positive and negative evidence. The realization of deferred tax assets depends on the Company’s ability to generate sufficient future taxable income prior to the expiration of the underlying tax attributes. The Company recognized income in the United States and in the United Kingdom during the current period; however, the Company concluded that such income was primarily attributable to non-recurring transactions and does not constitute sufficient positive evidence to support the realization of its deferred taxes. Accordingly, the Company continues to maintain a full valuation allowance against its deferred tax assets (after consideration of deferred tax liabilities related to right-of-use assets and fixed assets) in the United States, United Kingdom, Ireland, France and the Netherlands as of September 30, 2026.

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

The Company accounted for the reacquisition of bota-vec as an asset acquisition. The total consideration transferred under the Asset Purchase Agreement included a $25.0 million upfront payment and the settlement of the outstanding

$3.3 million related party accounts receivable. The consideration was allocated to the reacquired in-process research and development assets, inventory acquired from Janssen and the Transition Services Agreement between MeiraGTx Ocular and Janssen, dated as of the Janssen Closing Date (the “Transition Services Agreement”), based on their relative fair values. Because the reacquired in-process research and development assets had no alternative future use, the portion of the consideration allocated to those assets was recognized as acquired in-process research and development expense during the second quarter of 2026. The portion of the consideration allocated to the acquired inventory was recognized as research and development expense as the inventory has no alternative future use and will be consumed in the Company’s internal research and development activities. The portion of the upfront payment allocated to the Transition Services Agreement is recognized as expense as the related services are performed.

Accordingly, during the three and nine months ended September 30, 2026, the Company recognized the remaining deferred revenue associated with the Original Asset Purchase Agreement and related agreements as service revenue – related party, as the remaining performance obligations were extinguished upon termination of the agreements.

A summary of the deferred revenue – related party is as follows (in thousands):

Deferred revenue at December 31, 2025	$66,896
Other amounts collected or invoiced	65
Deferred revenue recognized as service revenue during the three-month period ended March 31, 2026	(125)
Deferred revenue at March 31, 2026	66,836
Recognized service revenue due to termination of agreement during the three-month period ended June 30, 2026	(66,836)
Deferred revenue at June 30, 2026	$—
Deferred revenue at September 30, 2026	$—

During the nine-month period ended September 30, 2026, the Company recognized related party service revenue of $67.0 million, of which $66.8 million related to the recognition of related party deferred revenue following the termination of the Original Asset Purchase Agreement and related agreements and $0.1 million related to the recognition of related party deferred revenue based on cumulative progress of PPQ services under the Original Asset Purchase Agreement and related agreements. During the nine-month period ended September 30, 2025, the Company recognized $6.0 million of related party service revenue, inclusive of the $2.3 million of related party deferred revenue recognized as related party service revenue, based on cumulative progress of PPQ services under the Original Asset Purchase Agreement and related agreements.

Relationship with Hologen

During the second quarter of 2026, the Company and Hologen and their affiliates completed the initial closing of the strategic collaboration and entered into amendments to the framework agreements to facilitate the initial funding and investment structure. As part of the initial closing, the parties entered into the Reogen Collaboration Agreement for the development, manufacturing and commercialization of the Clinical Programs and the Delivery Device, completed Hologen’s initial investment in MeiraGTx Manufacturing, and agreed to the related equity arrangements providing for Hologen’s potential acquisition of additional equity interests in MeiraGTx Manufacturing in the future.

The agreements entered into with Hologen and its affiliates were negotiated as interdependent elements of the overall strategic collaboration and were intended to achieve a single commercial objective. Although executed on different dates, the agreements were evaluated collectively based on their interrelationship and economic substance. Accordingly, the agreements were combined and accounted for as a single contract. As part of the accounting for the combined contract, the Company first identified the financial assets, financial liabilities and equity transactions arising from the agreements, including its investments in Reogen and Hologen, its sale of a non-controlling interest in MeiraGTx Manufacturing to Hologen, and the related equity contracts, and accounted for those elements at fair value. The residual consideration attributable to the revenue contract, including cash and non-cash consideration, was then accounted for in accordance with ASC 606. The resulting transaction price was allocated to the identified performance obligations, including the transfer of the licenses to the Clinical Programs and the Delivery Device, development services, transition services and other contractual obligations, based on their relative standalone selling prices. Revenue has been recognized as the related performance obligations are satisfied. As of September 30, 2026, the aggregate transaction price allocated to unsatisfied performance obligations was $15.9 million.

During the three months ended September 30, 2026, the Company and its affiliates entered into the Device Assignment Agreement with Reogen, a related party, and its affiliates, pursuant to which the Company assigned certain intellectual property relating to, and contractual rights associated with the development of, the Delivery Device to Reogen, and amended the Reogen Collaboration Agreement to reflect the foregoing.

In connection with the contractual share repurchase provisions under the Reogen collaboration arrangements, the Company also recognized a refund liability of $7.3 million representing its obligation to transfer a specified number of Reogen shares to Hologen. In accordance with ASC 606, the refund liability was initially measured based on the fair value of the specified number of Reogen shares at the transaction date and is presented within other current liabilities in the accompanying condensed consolidated balance sheets. The refund liability will be derecognized upon settlement of the contractual share transfer.

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

During the nine months ended September 30, 2026, the Company recognized license revenue – related party of $204.6 million related to the licenses of the Clinical Programs and the Delivery Device. The Company recognized $3.2 million and $41.1 million of service revenue – related party associated with development and transition services provided to Reogen for the three and nine months ended September 30, 2026, respectively. As of September 30, 2026, the Company has invoiced Reogen for $23.1 million for the development and transition services and recognized a related party unbilled receivable of $17.2 million, representing revenue recognized in excess of amounts billed under the Reogen Collaboration Agreement. As of September 30, 2026, the remaining deferred revenue balance related to the Reogen Collaboration Agreement was $15.9 million, with $4.7 million of this balance expected to be recognized as revenue within the next 12 months as the related services are performed, with the remainder expected to be recognized in two to three years as the remaining performance obligations are satisfied.

A summary of the deferred revenue – related party is as follows (in thousands):

Deferred revenue at December 31, 2025	$—
Initial recognition upon execution of the Reogen Collaboration Agreement	16,726
Revenue recognized as service revenue during the period	(549)
Deferred revenue at June 30, 2026	16,177
Revenue recognized as service revenue during the period	(355)
Effects of foreign exchange	55
Deferred revenue at September 30, 2026	$15,877

Debt Financing

On August 2, 2022 the Company, as borrower, and MeiraGTx UK II and MeiraGTx Ireland, as guarantors (the “Subsidiary Guarantors”), entered into a senior secured financing arrangement (the “Financing Agreement”) by and among the Company, the Subsidiary Guarantors, the lenders and other parties from time to time party thereto and Perceptive Credit Holdings III, LP, as administrative agent and lender (“Perceptive”). On December 19, 2022, the Financing Agreement was converted to a notes purchase agreement and guaranty (the “Notes Purchase Agreement”) between the same parties and under substantially the same terms and conditions as the Financing Agreement, subject to certain customary note constitution terms. Pursuant to an amendment to the Notes Purchase Agreement entered into on March 25, 2026, the maturity date of the Notes Purchase Agreement was extended from August 2, 2026 to May 2, 2027 and the Company agreed to redeem a portion of the outstanding principal amount equal to $25.0 million on or before June 30, 2026. The parties also agreed to amend the warrants further described in Note 12 to change the exercise price to $8.00 per share. Pursuant to another amendment to the Notes Purchase Agreement entered into on May 12, 2026, the maturity date of the Notes Purchase Agreement was extended from May 2, 2027 to July 1, 2027. In the second quarter of 2026, the Company voluntarily prepaid all outstanding principal and accrued interest under the Notes Purchase Agreement, resulting in the full repayment and termination of such agreement. In connection with the repayment, the Company recognized a loss on extinguishment of debt of $0.3 million related to the write-off of unamortized debt issuance costs. Refer to the discussion in Note 12 for further information related to the accounting for the debt financing. Perceptive Advisors LLC, an affiliate of Perceptive, is a greater than 10% holder of the ordinary shares of the Company. Additionally, Ellen Hukkelhoven, Ph.D., a director of the Company, is an employee of Perceptive Advisors LLC.

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

Total rent expense under these leases was $0.9 million and $1.3 million for the three-month periods ended September 30, 2026 and 2025, respectively.

Total rent expense under these leases was $3.0 million and $3.7 million for the nine-month periods ended September 30, 2026 and 2025, respectively.

There were no new leases recognized during the nine-month period ended September 30, 2026. The Company entered into a lease agreement for laboratory space in March 2025 with an initial lease term of 91 months. The Company also entered into a lease agreement for office space in July 2025 with an initial lease term of 39 months. The lease for the laboratory space contains provisions for tenant allowances and future rent increases. The Company took possession of both spaces in August 2025 and recognized initial operating lease right-of-use assets in the amount of $8.2 million and corresponding lease liabilities in the amount of $8.0 million, in connection with these leases, which are included in the right-of-use assets and lease obligations in the condensed consolidated balance sheets as of September 30, 2025. During the nine months ended September 30, 2025, the Company determined that it was reasonably certain to exercise its early termination option on an operating lease for laboratory and office space, resulting in a remeasurement of the right-of-use asset and lease liability reflected in the accompanying condensed consolidated balance sheets.

The components of lease cost for the three-month and nine-month periods ended September 30, 2026 and 2025 are as follows (in thousands):

	Three-Month Periods Ended September 30,
	2026	2025
Finance lease cost
Amortization of right-of-use assets	$311	$304
Interest on lease liabilities	4	—
Total finance lease cost	315	304
Operating lease cost	1,018	1,276
Short-term lease cost	203	103
Total lease cost	$1,536	$1,683

	Nine-Month Periods Ended September 30,
	2026	2025
Finance lease cost
Amortization of right-of-use assets	$931	$891
Interest on lease liabilities	14	—
Total finance lease cost	945	891
Operating lease cost	3,204	3,673
Short-term lease cost	514	298
Total lease cost	$4,663	$4,862

Amounts reported in the condensed consolidated balance sheets for leases where the Company is the lessee as of September 30, 2026 and December 31, 2025 were as follows (in thousands):

	September 30,		December 31,
	2026		2025
Operating leases
Right-of-use assets	$10,913		$12,852
Capitalized lease obligations	$11,836		$14,202
Finance leases
Right-of-use assets	$22,076		$23,616
Capitalized lease obligations	$115		$147
Weighted-average remaining lease term
Operating leases	6.0	years	6.4	years
Finance leases	172.2	years	172.9	years
Weighted-average discount rate
Operating leases	10.4%		11.2%
Finance leases	13.0%		13.0%

Other information related to leases for the three-month and nine-month periods ended September 30, 2026 and 2025 are as follows (in thousands):

	Three-Month Periods Ended September 30,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$767	$955
Financing cash flows from finance leases	$14	$—

	Nine-Month Periods Ended September 30,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$3,562	$3,412
Financing cash flows from finance leases	$43	$—

Future minimum lease payments under non-cancellable leases as of September 30, 2026 are as follows (in thousands):

	Operating Leases	Finance Leases
2026	$914	$14
2027	3,823	57
2028	3,475	57
2029	2,393	14
2030	1,850	—
Thereafter	4,201	—
Total undiscounted lease payments	$16,656	$142
Less: Imputed interest	(4,820)	(27)
Total lease liabilities	$11,836	$115

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

During the second quarter of 2026, the Notes Purchase Agreement was amended to extend its maturity date to July 1, 2027 and to require the repayment of $25.0 million of the outstanding principal on or before June 30, 2026. Outstanding borrowings bore interest at a variable annual rate equal to 10.0% plus one-month secured overnight financing rate, subject to a 1.0% floor.

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

During the three months ended September 30, 2026 and 2025, the Company recognized interest expense of nil and $2.7 million, respectively. During the nine months ended September 30, 2026 and 2025, interest expense was $5.2 million and $8.2 million, respectively.

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

Each Purchaser agreed to purchase additional Royalty Notes, subject to the satisfaction of certain conditions and prior to the applicable funding deadline for each purchase tranche. The Purchasers’ funding commitments remain available until the earliest of the applicable funding deadline for each purchase tranche or the occurrence of certain specified termination events, including a change of control, repayment or maturity of the outstanding balance, termination of the commitments in accordance with the Royalty Note Purchase Agreement, or the end of the revenue payment period. The additional purchase commitments are as follows:

●	a second purchase of an aggregate of $25.0 million of Royalty Notes, which occured in one purchase on July 17, 2026 (the “Second Purchase”);
●	an additional Purchase of an aggregate of $50.0 million of Royalty Notes in one purchase at MeiraGTx, LLC’s option upon the occurrence of positive data readouts from the Phase 2 AQUAx2 study for AAV-hAQP1 for the treatment of radiation-induced xerostomia (the “Third Purchase”);
●	an additional Purchase of an aggregate of $50.0 million of Royalty Notes in one purchase at MeiraGTx, LLC’s option upon receipt of marketing approval from either the U.S. Food and Drug Administration (“FDA”) or the European Medicines Agency for bota-vec for the treatment of RPGR gene-associated X-linked retinitis pigmentosa;
●	an additional Purchase of an aggregate of $50.0 million of Royalty Notes in one purchase at MeiraGTx, LLC’s option upon receipt of marketing approval from the FDA for AAV-hAQP1 for the treatment of radiation-induced xerostomia; and
●	an additional Purchase of an aggregate of up to $100.0 million of Royalty Notes prior to December 31, 2028, at the Company’s option and subject to the approval of each Purchaser agreeing to participate therein, in its sole discretion.

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

The Royalty Note Purchase Agreement contains features that affect the amount and timing of future cash flows. The Company elected the fair value option for the entire instrument upon initial recognition. Accordingly, the liability is measured at fair value on a recurring basis, with changes in fair value recognized within financial related costs, net in the condensed consolidated statements of operations and comprehensive (loss) income. During the three and nine months ended September 30, 2026, the Company recognized a gain of $3.1 million change in fair value of Royalty Notes, which reduced financial related costs. This non-cash gain is included in non-cash financing related costs in the condensed consolidated statements of cash flows. The fair value of the liability is determined using valuation techniques that incorporate significant unobservable inputs and is classified as a Level 3 fair value measurement.

On June 30, 2026, the Company also entered into a Securities Purchase Agreement (“Securities Purchase Agreement”) with the same Purchasers that purchased the Royalty Notes. Under the Securities Purchase Agreement, the Purchasers purchased an aggregate of 950,570 shares on July 17, 2026 at a price per ordinary share of $10.52, which was the volume-weighted average price per share for the 30 trading days prior to signing of the Securities Purchase Agreement, for aggregate proceeds of $10.0 million. The Company also granted the Purchasers (i) the right (“Right”) to purchase a number of ordinary shares (“Right Shares”) at a price per share as set forth in the Securities Purchase Agreement and (ii) an opportunity to participate in future financings at the same price and on the same terms as those offered to other participants in the offering (“Offering Participation”). The total Right and Offering Participation amount by all Purchasers may not exceed an aggregate of $15.0 million (Note 5). During the three and nine months ended September 30, 2026, the Company recognized a gain of $0.8 million change in fair value of derivative liability in other income (expense) of the condensed consolidated statements of operations and comprehensive (loss) income, which is included in non-cash other income on the condensed consolidated statements of cash flows.

13.       Commitments and Contingencies

The Company has filed claims for research and development tax credits in Ireland for the 2023 and 2024 fiscal years. The total potential benefit associated with the filed claims is approximately $7.3 million. These claims are currently under review by the Irish tax authorities. As this represents the Company’s first time claiming such credits in Ireland, and the ultimate approval, timing, and amount of any refund remains uncertain, the Company has not recognized a receivable or related income as of September 30, 2026. Any amounts ultimately approved and received will be recognized in the period in which realization becomes probable and reasonably estimable.

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

Overview

We are a vertically integrated, clinical-stage genetic medicines company with a broad pipeline of four late-stage clinical programs. Each of these programs uses local delivery of small doses, resulting in disease-modifying effects in both inherited and more common diseases, in the eye, radiation-induced xerostomia and Parkinson’s disease. We use our innovative technology in optimization of capsids, promoters, and novel translational control elements to develop best-in-class, potent, safe viral vectors. Our broad pipeline is supported by end-to-end in-house manufacturing. We have built the most comprehensive manufacturing capabilities in the industry, including two that are licensed for good manufacturing practices (“GMP”) viral vector production and a GMP Quality Control facility with clinical and commercial licensure. In addition, we have developed a proprietary manufacturing platform process over 10 years based on more than 20 different viral vectors with leading yield and quality aspects and commercial readiness. Uniquely, we have developed a novel technology for in vivo delivery of any biologic therapeutic using oral small molecules. This transformative riboswitch gene regulation technology allows precise, dose-responsive control of gene expression by oral small molecules. We are focusing the riboswitch platform on the regulated in vivo delivery of metabolic peptides, including leptin, GLP-1, GIP, glucagon, amylin and PYY, as well as cell therapy, CAR-T for liquid and solid tumors and autoimmune diseases, and additionally, PNS targets addressing long-term intractable pain. We have developed the technology to apply genetic medicine to common diseases, increasing efficacy, addressing novel targets, and expanding access in some of the largest disease areas where the unmet need remains high.

Our discussion of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). Since our formation, we have devoted substantially all of our resources to developing our technology platform, establishing our GMP viral vector manufacturing facilities and our GMP production facility and developing manufacturing processes, advancing the product candidates in our ophthalmology, salivary gland and neurodegenerative disease programs, building our intellectual property portfolio, organizing and staffing our company, developing our business plan, raising capital, and providing general and administrative support for these operations. To date, we have financed our operations primarily with cash on hand and proceeds from the sales of our equity securities, debt financings, strategic collaborations and asset sales, including (i) upfront and milestone payments in connection with the Collaboration, Option and License Agreement with Janssen Pharmaceuticals, Inc. (“Janssen”), dated as of January 30, 2019, for the research, development and commercialization of gene therapies for the treatment of inherited retinal disease, which also provided us with research funding, (ii) the Asset Purchase Agreement, dated as of December 20, 2023, we entered into with Janssen (the “Original Asset Purchase Agreement”) pursuant to which we sold to Janssen botaretigene sparoparvovec, or bota-vec, for the treatment of X-linked retinitis pigmentosa (“XLRP”) related to mutations in the retinitis pigmentosa GTPase regulator gene (the “RPGR Product”), and other related assets as described in the Original Asset Purchase Agreement, (iii) the Framework Agreements (as defined below), each dated as of March 9, 2025, we and certain of our affiliates entered into with Hologen Limited (“Hologen”) and certain of its affiliates as further described below, and (iv) the Strategic Collaboration and License Agreement, dated as of November 7, 2025 (the “Lilly Collaboration Agreement”), we entered into with Eli Lilly and Company (“Lilly”) for the research, development and commercialization of genetic medicines in and related to the area of ophthalmology. As of September 30, 2026, we had cash, cash equivalents and restricted cash of $186.8 million, as well as a total of $23.4 million billed and unbilled receivables from Lilly and Reogen in connection with research and development and transition services and contract manufacturing processes.

We are a clinical stage company and have not generated any product revenues to date. We have ongoing clinical development programs and a broad pipeline of preclinical programs. Since inception, we have incurred significant operating losses. Our net loss for the three-month periods ended September 30, 2026 and September 30, 2025 were $51.3 million and $50.5 million, respectively. Our net income for the nine-month period ended September 30, 2026 and net loss for the nine-month period ended September 30, 2025 were $63.1 million and $129.3 million, respectively. As of September 30, 2026, we had an accumulated deficit of $753.0 million. We do not expect to generate revenue from sales of products unless and until we successfully initiate and complete clinical development and obtain regulatory approval for any product candidates, or satisfy our third party obligations.

Our total operating expenses for the three-month periods ended September 30, 2026 and 2025 were $54.7 million and $46.5 million, respectively. For the nine-month periods ended September 30, 2026 and 2025, our total operating expenses were $172.8 million and $138.5 million, respectively. We expect to continue incurring costs associated with our clinical activities for AAV-hAQP1 for the treatment of radiation-induced xerostomia and bota-vec for the treatment of XLRP associated with mutations in the RPGR gene, as well as for AAV-GAD for the treatment of Parkinson’s disease. Certain activities related to the AAV-GAD program are performed under our strategic collaboration with Hologen and are expected to generate service revenue that will fund the related development activities. We also expect to continue to incur costs relating to AAV-AIPL1 for the treatment of LCA4. Certain activities performed under the Lilly Collaboration Agreement and related agreements are expected to generate service revenue that will fund our development and manufacturing activities associated with the program. We also incurred expenses during the nine-month period ended September 30, 2026 and expect to continue to incur expenses related to research activities in additional therapeutic areas to expand our pipeline, developing our potentially transformative gene regulation technology, hiring additional personnel as needed in manufacturing, research, clinical operations, quality, commercialization and other functional areas, and associated cash and share-based compensation expense, as well as the further development of internal manufacturing capabilities and capacity and other associated costs including the management of our intellectual property portfolio.

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

Based on our cash, cash equivalents, accounts receivable, accounts receivable – related party, unbilled receivables – related party, unbilled receivables and tax incentive receivable at September 30, 2026, together with the additional $95.0 million upfront payment due from Hologen and associated reimbursements, we estimate that such funds will be sufficient to enable us to fund our operating expenses and capital expenditure requirements into the second half of 2028. This estimate does not include the $135.0 million in potential near-term cash consideration from Lilly upon achievement of certain development and regulatory approval milestones, or any subsequent tranches available under the Royalty Note Purchase Agreement. We have based these estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. See “Liquidity and Capital Resources.” Because of the numerous risks and uncertainties associated with the development of our product candidates, any future product candidates, our platform and technology and because the extent to which we may enter into collaborations with third parties for development of any of our product candidates is unknown, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidates.

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

Asset Purchase and Related Agreements with Janssen Pharmaceuticals, Inc.

On April 15, 2026 (the “Janssen Closing Date”), we and MeiraGTx Ocular UK Limited (“MeiraGTx Ocular”) entered into and consummated an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Janssen pursuant to which Janssen sold and assigned to us, and we purchased and assumed, that certain License Agreement, dated February 5, 2019, by and between UCLB Business Plc (now UCL Ventures Ltd.) and Janssen (the “UCLB License Agreement”), relating to the research, development, manufacture and exploitation of the RPGR Product and other related assets as described in the Asset Purchase Agreement.

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

Hologen Transactions

On March 9, 2025, we and certain of our affiliates entered into a strategic collaboration with Hologen and certain of its affiliates to advance the development of certain central nervous system gene therapy programs and to support the Company’s manufacturing capabilities. Hologen is a leading developer of multi-modal generative AI foundation models of real-world clinical data for clinical medicine and pharmaceutical drug development. As part of the strategic collaboration, Hologen committed to provide an upfront cash payment of $200.0 million and up to an additional $230.0 million to finance the development of our AAV-GAD program in Parkinson’s disease to commercialization, as well as other locally-delivered therapies in the central nervous system. As part of the strategic collaboration, we also received an aggregate of 500,000 Class A shares of Hologen at a nominal price. As of September 30, 2026, Hologen has funded $105.0 million of the upfront payment commitment.

The collaboration is governed by two framework agreements. The first, between the Company, MeiraGTx Neuro UK Limited (“MeiraGTx Neuro UK”), Reogen Limited (formerly Hologen Neuro AI Limited) (“Reogen”), and Hologen, relates to the management of the business and affairs of Reogen, including the research, development, manufacture and commercialization of our (i) AAV-GAD investigational gene therapy for the treatment of Parkinson’s disease, AAV-BDNF investigational gene therapy for the treatment of genetic obesity disorders and other potential locally delivered genetic medicines to the central nervous system (the “Clinical Programs”) and (ii) proprietary device designed to effect the local delivery of a gene therapy product into the central nervous system or any topographic or subcutaneous tissue modification on the face and scalp, of humans or animals (the “Delivery Device”), in each case, in accordance with the terms and conditions of the Reogen Collaboration Agreement as further described below.

The second, between MeiraGTx Manufacturing Limited (“MeiraGTx Manufacturing”), MeiraGTx Limited and Hologen, provides for the management of the business and affairs of MeiraGTx Manufacturing, including Hologen’s investment in MeiraGTx Manufacturing and its participation in funding the manufacturing business.

In April 2026, the parties completed the initial closing of the strategic collaboration and entered into amendments to the framework agreements to facilitate the initial funding and investment structures. As part of the initial closing, the Company, MeiraGTx Neuro UK, MeiraGTx Neuro I, LLC (“MeiraGTx Neuro US”), Reogen, Hologen Neuro AI UK Limited (“Hologen Neuro UK”) and Hologen entered into the Collaboration and License Agreement, dated as of April 20, 2026 (the “Reogen Collaboration Agreement”) pursuant to which MeiraGTx Neuro US granted to Reogen and Hologen Neuro UK, subject to the license granted by Reogen and Hologen Neuro UK back to MeiraGTx Neuro UK, exclusive, worldwide, royalty-free, fully paid-up licenses to certain of our intellectual property rights for the research, development, manufacture and commercialization of the Clinical Programs and the Delivery Device. The parties also completed Hologen’s initial investment in MeiraGTx Manufacturing.

Following the initial closing, Hologen will fund an additional $95.0 million to satisfy the remaining portion of the upfront payments provided for under the framework agreements and the Reogen Collaboration Agreement. These funds will be used by Hologen to purchase (i) a portion of the Reogen shares held by MeiraGTx Neuro UK, such that following the purchase, MeiraGTx Neuro UK and Hologen are expected to hold 30% and 70% of the outstanding shares in Reogen, respectively, and (ii) additional shares in MeiraGTx Manufacturing from MeiraGTx Limited, such that following the purchase, Hologen will have increased its minority interest in MeiraGTx Manufacturing. The framework agreement relating to MeiraGTx Manufacturing also provides that, for twelve months after Hologen purchases all of its additional shares using a portion of the proceeds from the remaining amount of the upfront payment to be paid, Hologen will have an option to increase its ownership interest in MeiraGTx Manufacturing to up to 40%, subject to the terms and conditions of the framework agreement. If Hologen does not exercise the option during that twelve month period, then we have an option to purchase all of the shares of MeiraGTx Manufacturing held by Hologen for the same price that Hologen paid for such shares. We may exercise our option beginning on the third anniversary of the date Hologen purchases its additional shares in MeiraGTx Manufacturing and ending three years thereafter.

On September 29, 2026, the Company, MeiraGTx, LLC, MeiraGTx Neuro UK, MeiraGTx Neuro US, Reogen, Hologen Neuro UK and Hologen entered into an Amendment to the Collaboration and License Agreement and Device Assignment and Assumption Agreement (the “Device Assignment Agreement”), pursuant to which the Company assigned certain intellectual property relating to, and contractual rights associated with the development of, the Delivery Device to Reogen, and amended the Reogen Collaboration Agreement to reflect the foregoing.

Recent Development Highlights and Anticipated Milestones

Botaretigene Sparoparvovec (bota-vec) for the Treatment of X-Linked Retinitis Pigmentosa (XLRP):

●	The MAA dossier is complete and in publishing and we intend to submit it to the EMA in December 2026, subject to EMA confirmation of the submission date. We anticipate that this will be followed by the submission of the full BLA to the FDA in the first quarter of 2027.
●	We hold all rights and interests in bota-vec following our May 2026 acquisition from Janssen.
●	XLRP is a rare inherited retinal disease with early onset and progressive degeneration to complete blindness by the third decade of life, with no currently approved treatment options. There are more than 20,000 XLRP-RPGR patients in the U.S. and EU alone.
●	The Phase 3 LUMEOS study was a global, randomized study (n=95) in which all patients were treated bilaterally. Data highlight the potential of bota-vec to improve each of the domains of vision, and the safety profile was as expected and manageable, with no new safety signals and an improved inflammatory profile relative to the Phase 1/2 study.
●	As the commercial manufacturer of bota-vec, we have successfully completed process performance qualification (PPQ) with Module 3 of the MAA complete. We hold a commercial license for our London, U.K. manufacturing facility and a commercial license for our QC facility in Shannon, Ireland.
●	Bota-vec has been granted Fast Track and orphan drug designation from the FDA, and in the EU, has received Priority Medicines (PRIME), advanced therapy medicinal product (ATMP) classification, and orphan drug designation from the local regulatory authorities.

AAV2-hAQP1 for the Treatment of Radiation-Induced Xerostomia:

●	The pivotal Phase 2 AQUAx2 study (NCT05926765), a randomized, double-blind, placebo-controlled study at 30 sites in the U.S., Canada, and the U.K., completed enrollment in the second quarter of 2026 and remains on track for a 12-month pivotal data readout in mid-2027 which, if positive, could support a BLA submission by the end of 2027, with potential U.S. approval in 2028.
●	The FDA granted Breakthrough Therapy Designation (BTD) to AAV2-hAQP1 in March 2026 for the treatment of grade 2 and grade 3 radiation-induced xerostomia, supported by three-year data from the 24-patient Phase 1 AQUAx study. Results demonstrated sustained, clinically meaningful improvements in both patient-reported outcomes and objective measures of salivary flow, with durable effects maintained from 12 months through 36 months post-treatment, and AAV2-hAQP1 continued to be safe and well-tolerated at each dose tested.
●	In October 2026, we presented a poster at the European Society of Gene and Cell Therapy (ESGCT) 2026 Annual Congress (P0096) describing the development of a commercial in-vitro biological activity potency assay for AAV-AQP1. The calcein quenching-based, plate reader assay measures water transport in a surrogate cell line, with intra-assay variability below 20% CV, and is being validated to ICH Q2(R2) standards to support Quality Control release and future commercial licensing.

AAV-GAD for the Treatment of Parkinson’s Disease:

●	The FDA granted Regenerative Medicine Advanced Therapy (RMAT) designation to AAV-GAD for the treatment of Parkinson’s disease not adequately controlled with medication in 2025, based on data demonstrating statistically significant efficacy in 2 double-blind sham-surgery controlled studies: a Phase 2 study (n=45) and a Phase 1/2 clinical bridging study (n=14) following the successful Phase 1 dose escalation study (n=14).
●	The RMAT application also included analyses using novel AI technology developed by our JV partner, Hologen Limited, which demonstrated potential disease modification resulting from treatment.
●	The JV with Hologen, Reogen Limited (Reogen), intends to initiate a Phase 3 study of AAV-GAD in the first quarter of 2027.

AAV-AIPL1 for LCA4:

●	We have granted Eli Lilly and Company (Lilly) worldwide exclusive rights to AAV-AIPL1 for the treatment of Leber congenital amaurosis 4 (LCA4). Lilly also received exclusive access rights to certain of our gene therapy technologies for ophthalmology, and certain rights to our riboswitch technology for gene editing in the eye.
●	We received an upfront payment of $75 million and are eligible to receive over $400 million in total milestone payments, as well as tiered royalties on licensed products.

Riboswitch Gene Regulation Technology Platform for in vivo Delivery:

●	Our riboswitch technology is a broadly applicable platform that provides a precise dose of any biologic therapeutic encoded by a transgene in response to a daily oral pill.
●	We have demonstrated that the platform is gene agnostic and can be incorporated into any sequence delivered by any vector including lentivirus, AAV, CRISPR or LNPs providing a powerful mechanism for precisely controlling the level and timing of the production of biologic therapeutics in the body.
●	We have prioritized our Ribo-Leptin program, followed by a second program focused on neuropathic pain, for planned IND submissions for first-in-human studies using both vector and small molecule.
●	In order to expedite the use of our proprietary, optimized small molecule for both of these riboswitch targets, a single ascending dose/multiple ascending dose (SAD/MAD) study of our lead small molecule is expected to initiate in December 2026. Data from this study will inform dose selection for the planned first-in-human combination studies for each of the prioritized riboswitch programs next year.

Corporate and Leadership Updates

●	In July 2026, we appointed John Knighton as Executive Vice President of Global Manufacturing and Supply Chain. Mr. Knighton brings more than 30 years of experience from Janssen and GlaxoSmithKline. Most recently, he served as Vice President, Cell & Gene Therapy API Development at Janssen Pharmaceuticals, Inc., where he led a team that manufactured for the approval and commercialization of CARVYKTI® (a personalized CAR T-cell immunotherapy used to treat adult patients with relapsed or refractory multiple myeloma).
●	In September 2026, we appointed Alan M. Sebulsky to our Board of Directors. Mr. Sebulsky has more than 40 years of experience in public company investment, financial strategy, and board leadership, most recently serving as Partner and Portfolio Manager at Adage Capital Management for 14 years. He is the Managing Member of Apothecary Capital, serves on the Board of Directors of Parabilis Medicines, Inc., and previously served on the boards and audit committees of Jazz Pharmaceuticals and Arrow International.

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

Cost of Service Revenue – Related Party

Our cost of service revenue – related party consists of costs incurred in providing services under collaboration agreements with related parties. During the current year, cost of service revenue –related party primarily relates to research and development services performed for Reogen. In the prior year cost of service revenue – related party primarily related to the PPQ services performed in connection with the Original Asset Purchase Agreement and related agreements.

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

Other Non-Operating Income (Expense)

Other non-operating income (expense) includes the following:

Foreign Currency (Loss) Gain

Our condensed consolidated financial statements are presented in U.S. dollars, which is our reporting currency. The financial position and results of operations of our subsidiaries are measured using the foreign subsidiaries’ local currency as the functional currency, either the pound sterling or the euro. These entities’ cash accounts holding U.S. dollars and intercompany payables and receivables are remeasured based upon the exchange rate at the date of remeasurement with the resulting gain or loss included in the condensed consolidated statements of operations and comprehensive (loss) income.

Interest Income

Interest income is comprised of interest earned on our interest-bearing bank accounts.

Financial Related Costs, net

Financial related costs, net consist primarily of financing costs expensed in connection with the Royalty Notes, changes in the fair value of the Royalty Notes, as well as interest expense, and amortization of the debt discount in connection with the Notes Purchase Agreement. The Notes Purchase Agreement and Royalty Notes are further described in Note 12 to our unaudited condensed consolidated financial statements elsewhere in this Form 10-Q.

Other Income (Expense)

Other income (expense) primarily reflects changes in the fair value of the contingent forward instrument, derivative liability, and equity option instrument. The derivative liability relates to the contractual right granted to Oberland Capital Management LLC (“Oberland Capital”) under the Securities Purchase Agreement as further described in Note 12 to our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q. Other expense also includes a non-cash loss resulting from the initial recognition of the derivative liability at fair value upon execution of the agreement.

Loss on Equity Method Investee

Loss on equity method investee represents our share of the operating results of Reogen, which is accounted for under the equity method of accounting. The amount reflects our proportionate share of Reogen’s net loss for the reporting period.

Income Tax Expense

Income tax expense represents current and deferred income taxes recognized on our earnings and losses for the period, including the impact of valuation allowances and discrete tax items.

Other Comprehensive (Loss) Gain

Other comprehensive (loss) gain includes the following:

Foreign Currency Translation Gain (Loss)

Revenue and expenses of subsidiaries have been translated into U.S. dollars at average exchange rates prevailing during the period. Assets and liabilities have been translated at the rates of exchange on the condensed consolidated balance sheet date. The resulting translation gain and loss adjustments are recorded directly as a separate component of shareholders’ equity and as other comprehensive (loss) gain on the condensed consolidated statements of operations and comprehensive (loss) income.

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

Results of Operations

Comparison of Three Months Ended September 30, 2026 and 2025

	2026	2025	Change

Revenues:
Service revenue	$1,571	$—	$1,571
Service revenue - related party	3,243	410	2,833
Total revenue	4,814	410	4,404
Operating expenses:
Cost of service revenue	617	—	617
Cost of service revenue - related party	2,806	313	2,493
General and administrative	11,953	13,616	(1,663)
Research and development	39,316	32,532	6,784
Total operating expenses	54,692	46,461	8,231
Loss from operations	(49,878)	(46,051)	(3,827)
Other non-operating income (expense):
Foreign currency loss	(1)	(1,558)	1,557
Interest income	1,150	161	989
Financial related costs, net	1,635	(3,065)	4,700
Other income	355	—	355
Loss on equity method investee	(3,929)	—	(3,929)
Income tax expense	(613)	—	(613)
Net loss	$(51,281)	$(50,513)	$(768)

Service Revenue

Service revenue was $1.6 million for the three months ended September 30, 2026, compared to nil for the three months ended September 30, 2025. The increase of $1.6 million was due to revenue recognized for the contract manufacturing services provided to Lilly, as well as other support services related to the AAV-AIPL1 program, under the Lilly Collaboration Agreement and related agreements.

Service Revenue – Related Party

Service revenue – related party was $3.2 million for the three months ended September 30, 2026, compared to $0.4 million for the three months ended September 30, 2025. The increase of $2.8 million was primarily attributable to the development and transition services provided to Reogen under the Reogen Collaboration Agreement and related agreements in the current period, compared to PPQ services provided to Janssen under the Original Asset Purchase Agreement and related agreements in 2025.

Cost of Service Revenue

Cost of service revenue was $0.6 million for the three months ended September 30, 2026 compared to nil for the three months ended September 30, 2025. The increase of $0.6 million was attributable to costs incurred during the three months ended September 30, 2026 in connection with contract manufacturing services provided to Lilly, as well as other related costs associated with support services for the AAV-AIPL1 program under the Lilly Collaboration Agreement and related agreements.

Cost of Service Revenue – Related Party

Cost of service revenue – related party was $2.8 million for the three months ended September 30, 2026 compared to $0.3 million for the three months ended September 30, 2025. The increase of $2.5 million was primarily attributable to costs incurred during the current period related to the development and transition services provided to

Reogen under the Reogen Collaboration Agreement and related agreements, compared to costs associated with PPQ services provided to Janssen under the Original Asset Purchase Agreement and related agreements in 2025.

General and Administrative Expenses

General and administrative expenses were $12.0 million for the three months ended September 30, 2026, compared to $13.6 million for the three months ended September 30, 2025. The decrease of $1.6 million was primarily due to $1.2 million decrease in legal fees, $0.9 million decrease in facilities costs, $0.3 million decrease in consulting fees, and a $0.8 million decrease resulting from the allocation of certain general and administrative expenses to cost of service revenue and cost of service revenue – related party. These decreases were partially offset by $1.6 million increase in personnel costs.

Research and Development Expenses

Research and development expenses for the three months ended September 30, 2026 and 2025 were as follows (in thousands):

	Three-Month Periods Ended September 30,
	2026	2025	Change
Clinical Programs
Botaretigene sparoparvovec	$2,321	$—	$2,321
AAV-hAQP1	6,163	1,997	4,166
AAV-GAD	4,556	1,200	3,356
Other ocular diseases	—	2,915	(2,915)
Manufacturing	16,664	15,987	677
Preclinical Programs
Gene regulation	2,732	2,683	49
Neurodegenerative diseases	323	271	52
Ocular diseases	23	688	(665)
Other research and development expenses	6,534	6,791	(257)
Total research and development expenses	$39,316	$32,532	$6,784

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

Research and development expenses were $39.3 million for the three months ended September 30, 2026, compared to $32.5 million for the three months ended September 30, 2025. The increase of $6.8 million was primarily attributable to increased clinical trial activities and manufacturing of clinical trial batch material related to our AAV-hAQP1 program, higher expenses associated with our bota-vec program following its reacquisition from Janssen in the second quarter of 2026, and increased costs associated with our AAV-GAD program, primarily due to the allocation of manufacturing batch costs that were not recognized in cost of service revenue – related party. Manufacturing costs also increased primarily due to scheduled maintenance activities during the quarter, although this increase was fully offset by lower expenses associated with other preclinical ocular programs. In addition, expenses associated with other clinical ocular programs decreased.

Foreign Currency (Loss) Gain

Foreign currency loss was de minimis for the three months ended September 30, 2026 compared to a loss of $1.6 million for the three months ended September 30, 2025. The $1.6 million decrease in foreign currency loss was primarily due to the fluctuations in exchange rates, including the weakening of the U.S. dollar against the pound sterling and the strengthening against the euro which impacted the remeasurement of our intercompany payables and receivables.

Interest Income

Interest income was $1.2 million for the three months ended September 30, 2026 compared to $0.2 million for the three months ended September 30, 2025. The increase of $1.0 million was due to higher cash balances in interest bearing accounts during 2026 offset by lower interest rates.

Financial Related Costs, net

Financial related costs, net reflected a gain of $1.6 million for the three months ended September 30, 2026 compared to an expense of $3.1 million for the three months ended September 30, 2025. The favorable change of $4.7 million was primarily due to a gain from the change in fair value of the Royalty Notes and lower interest expense following the termination of the Notes Purchase Agreement in the second quarter of 2026 as further described in Note 12 to our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q, partially offset by the transaction cost expensed in connection with the issuance of the Royalty Notes and subsequent change in fair value.

Other Income

Other income was $0.4 million for the three months ended September 30, 2026 compared to nil for the three months ended September 30, 2025. The increase was primarily attributable to a $0.8 million gain from the change in fair value of the derivative liability associated with the right granted under the Securities Purchase Agreement with Oberland Capital and a $0.4 million gain from the change in fair value of the equity option instrument, partially offset by a $0.8 million loss from the change in fair value of the contingent forward instrument.

Loss on Equity Method Investee

Loss on equity method investee was $3.9 million for the three months ended September 30, 2026, compared to nil for the three months ended September 30, 2025. The loss primarily reflects the Company’s proportionate share of Reogen’s expenses associated with the ongoing research and development activities relating to the Reogen Collaboration Agreement.

Income Tax Expense

Income tax expense was $0.6 million for the three months ended September 30, 2026 compared to nil for the three months ended September 30, 2025. The increase of $0.6 million was primarily driven by changes in assumptions used to estimate the annual effective tax rate based on the Company’s forecasted results for the full year.

Comparison of Nine Months Ended September 30, 2026 and 2025

	2026	2025	Change

Revenues:
Service revenue	$13,456	$—	$13,456
Service revenue - related party	108,442	6,027	102,415
License revenue - related party	204,643	—	204,643
Total revenue	326,541	6,027	320,514
Operating expenses:
Cost of service revenue	2,018	—	2,018
Cost of service revenue - related party	8,767	4,367	4,400
General and administrative	32,894	35,293	(2,399)
Research and development	129,132	98,807	30,325
Total operating expenses	172,811	138,467	34,344
Income (loss) from operations	153,730	(132,440)	286,170
Other non-operating income (expense):
Foreign currency (loss) gain	(4,304)	10,753	(15,057)
Interest income	2,045	1,540	505
Financial related costs, net	(4,722)	(9,142)	4,420
Other expense	(4,868)	—	(4,868)
Loss on equity method investee	(75,831)	—	(75,831)
Income tax expense	(2,975)	—	(2,975)
Net income (loss)	$63,075	$(129,289)	$192,364

Service Revenue

Service revenue was $13.5 million for the nine months ended September 30, 2026, compared to nil for the nine months ended September 30, 2025. The increase of $13.5 million was due to revenue recognized for the contract manufacturing services provided to Lilly, as well as other support services related to the AAV-AIPL1 program, under the Lilly Collaboration Agreement and related agreements.

Service Revenue – Related Party

Service revenue – related party was $108.4 million for the nine months ended September 30, 2026, compared to $6.0 million for the nine months ended September 30, 2025. The increase of $102.4 million was due to the recognition of related party deferred revenue following the termination of the Original Asset Purchase Agreement and Supply Agreement with Janssen and the development and transition services provided to Reogen under the Reogen Collaboration Agreement and related agreements which is partially offset by the decreased activity of PPQ services under the Original Asset Purchase Agreement and related agreements as the agreement was terminated in the second quarter of 2026 and the work was substantially completed in the first half of 2025.

License Revenue – Related Party

License revenue – related party was $204.6 million for the nine months ended September 30, 2026, compared to nil for the nine months ended September 30, 2025. The increase of $204.6 million was due to revenue recognized for the licenses granted to Reogen for the Clinical Programs and the Delivery Device.

Cost of Service Revenue

Cost of service revenue was $2.0 million for the nine months ended September 30, 2026 compared to nil for the nine months ended September 30, 2025. The increase of $2.0 million was due to costs related to contract manufacturing services provided to Lilly, as well as other related costs associated with support services for the AAV-AIPL1 program under the Lilly Collaboration Agreement and related agreements.

Cost of Service Revenue – Related Party

Cost of service revenue – related party was $8.8 million for the nine months ended September 30, 2026 compared to $4.4 million for the nine months ended September 30, 2025. The increase of $4.4 million was due to the development and transition services provided to Reogen under the Reogen Collaboration Agreement and related agreements, partially offset by the decreased activity of PPQ services provided to Janssen under the Original Asset Purchase Agreement and related agreements as the agreement was terminated during the second quarter of 2026 and the work was substantially completed in the first half of 2025.

General and Administrative Expenses

General and administrative expenses were $32.9 million for the nine months ended September 30, 2026, compared to $35.3 million for the nine months ended September 30, 2025. The decrease of $2.4 million was primarily due to a $2.0 million decrease in legal fees, $0.8 million decrease in facilities costs and a $0.8 million decrease resulting from the allocation of certain general and administrative expenses to cost of service revenue and cost of service revenue – related party. In addition, the prior year included a $1.3 million release of asset retirement obligation provisions related to U.S. office and laboratory leases, which did not recur in the current period.

Research and Development Expenses

Research and development expenses for the nine months ended September 30, 2026 and 2025 were as follows (in thousands):

	Nine-Month Periods Ended September 30,
	2026	2025	Change
Clinical Programs
Botaretigene sparoparvovec	$33,655	$—	$33,655
AAV-hAQP1	15,883	9,603	6,280
AAV-GAD	8,573	11,630	(3,057)
Other ocular diseases	108	4,380	(4,272)
Manufacturing	43,935	45,627	(1,692)
Preclinical Programs
Gene regulation	5,814	8,210	(2,396)
Neurodegenerative diseases	1,138	995	143
Ocular diseases	1,029	2,475	(1,446)
Other research and development expenses	18,997	15,887	3,110
Total research and development expenses	$129,132	$98,807	$30,325

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

Research and development expenses were $129.1 million for the nine months ended September 30, 2026, compared to $98.8 million for the nine months ended September 30, 2025. The increase of $30.3 million was primarily attributable to the reacquisition of bota-vec under the Asset Purchase Agreement and increased costs associated with the

AAV-hAQP1 clinical program, including the manufacturing of clinical trial batch material. These increases were partially offset by lower manufacturing costs, primarily due to increased allocations of manufacturing batch costs to clinical programs and cost of service revenue. In addition, other research and development expenses increased due to higher employee and employee-related costs, facilities costs and other general research and development expenses. These increases were partially offset by lower expenses associated with the AAV-GAD program and other ocular programs, reflecting the allocation of clinical batch manufacturing costs to these programs in 2025, whereas certain costs associated with the AAV-GAD program are now recognized in cost of service revenue rather than research and development expenses. Expenses associated with other ocular programs also decreased. Preclinical program expenses decreased primarily due to the completion of certain gene regulation studies in 2025.

Foreign Currency (Loss) Gain

Foreign currency loss was $4.3 million for the nine months ended September 30, 2026 compared to a gain of $10.8 million for the nine months ended September 30, 2025. The $15.1 million decrease in foreign currency loss was primarily attributable to fluctuations in exchange rates, including the weakening of the U.S. dollar against the pound sterling and strengthening against the euro as it relates to the valuation of our intercompany payables and receivables.

Interest Income

Interest income was $2.0 million for the nine months ended September 30, 2026 compared to $1.5 million for the nine months ended September 30, 2025. The increase of $0.5 million was due to higher cash balances held in interest bearing accounts during the second and third quarters of 2026.

Financial Related Costs, net

Financial related costs, net was $4.7 million for the nine months ended September 30, 2026 compared to $9.1 million for the nine months ended September 30, 2025. The decrease of $4.4 million was primarily due to lower interest expense following the termination of the Notes Purchase Agreement in the second quarter of 2026 as further described in Note 12 to our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q, and a gain from the change in fair value of the Royalty Notes, partially offset by the transaction cost expensed in connection with the issuance of the Royalty Notes and subsequent change in fair value.

Other Expense

Other expense was $4.9 million for the nine months ended September 30, 2026 compared to nil for the nine months ended September 30, 2025. The increase was primarily attributable to a $5.3 million non-cash loss recognized upon the initial recognition of the derivative liability associated with the right granted under the Securities Purchase Agreement with Oberland Capital and a $0.8 million loss from the change in fair value of the contingent forward instrument. These losses were partially offset by a $0.8 million gain from the change in fair value of the derivative liability and a $0.4 million gain from the change in fair value of the equity option instrument.

Loss on Equity Method Investee

Loss on equity method investee was $75.8 million for the nine months ended September 30, 2026, compared to nil for the nine months ended September 30, 2025. The loss primarily reflects the Company’s proportionate share of Reogen’s expense associated with the acquired in-process research and development assets relating to the Clinical Programs and the Delivery Device, as well as Reogen’s ongoing research and development activities under the Reogen Collaboration Agreement.

Income Tax Expense

Income tax expense was $3.0 million for the nine months ended September 30, 2026 compared to nil for the nine months ended September 30, 2025. The increase of $3.0 million was primarily attributable to higher forecasted taxable income, driven by strategic collaboration transactions and changes in assumptions used to determine the estimated annual effective tax rate applied to year-to-date results.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses. For the nine months ended September 30, 2026, we had $45.3 million used by cash flows from operations. There are no assurances that we will generate positive cash flows in the future. Additionally, there are no assurances that we will be successful in obtaining an adequate level of financing for the development and commercialization of our product candidates. We expect to incur significant expenses and operating losses for the foreseeable future as we advance the preclinical and clinical development of our product candidates. We expect that our research and development and general and administrative costs will increase in connection with conducting preclinical studies and clinical trials for our product candidates, building out internal capacity to have products manufactured to support preclinical studies and clinical trials as well as to manufacture commercial products, expanding our intellectual property portfolio, and providing general and administrative support for our operations. As a result of these incurred and expected expenses we will need additional capital to fund our operations, which we may obtain from additional equity or debt financings, collaborations, licensing arrangements, or other sources.

We do not currently have any approved products and have never generated any revenue from product sales. We have historically financed our operations primarily through cash on hand and proceeds from the sale of our equity securities, issuance of debt and upfront and milestone payments from our collaboration and business development activities and asset sales.

Based on our current cash, cash equivalents, accounts receivable, accounts receivable – related party, unbilled receivables – related party, unbilled receivables and tax incentive receivable at September 30, 2026, together with the additional $95.0 million upfront payment due from Hologen and associated reimbursements, we estimate that such funds will be sufficient to enable us to fund our operating expenses and capital expenditure requirements into the second half of 2028. This estimate does not include the $135.0 million in potential near-term cash consideration from Lilly upon achievement of certain development and regulatory approval milestones, or any subsequent tranches available under the Royalty Note Purchase Agreement. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect.

Cash Flows

As of September 30, 2026 we had $186.75 million of cash, cash equivalents and restricted cash.

The following table summarizes our sources and uses of cash, cash equivalents and restricted cash for the period presented:

	For the Nine-Months Ended September 30,
	2026	2025

	(in thousands)
Net cash used in operating activities	$(45,276)	$(92,990)
Net cash used in investing activities	(27,626)	(3,018)
Net cash provided by financing activities	191,555	6,944
Net increase (decrease) in cash, cash equivalents and restricted cash	$118,653	$(89,064)

Operating Activities

During the nine months ended September 30, 2026, net cash used in operating activities was $45.3 million. This primarily reflects a net income of $63.1 million, which was driven by revenue recognized for the licenses granted for the Clinical Programs and the Delivery Device to Hologen, partially offset by a net total of $32.5 million non-cash adjustments. These non-cash adjustments included $105.0 million of non-cash consideration received from related party – revenue arrangement, $75.8 million of undistributed losses of equity method investee, $27.7 million of acquired in-

process research and development, $15.1 million of share-based compensation, $8.7 million of depreciation and amortization, $4.9 million of gain in non-cash other income, $3.1 million of loss in non-cash financing related costs, $4.3 million of foreign exchange losses, $1.9 million of change in right-of-use assets, $1.5 million of loss on disposal of equipment, furniture and fixtures, and $0.7 million of amortization of debt discount. In addition, changes in working capital affected operating cash flows, with operating assets decreasing by $35.9 million and operating liabilities decreasing by $105.0 million.

During the nine months ended September 30, 2025, our cash used in operating activities of $93.0 million was primarily due to a net loss of $129.3 million as we incurred expenses associated with research activities on our clinical programs, manufacturing of our clinical trial materials, preclinical research programs and general and administrative expenses. The net loss included non-cash income and expense of $12.8 million, which consisted primarily of $16.5 million of share-based compensation, $9.4 million of depreciation and amortization, $0.8 million of amortization of debt discount, $10.8 million of a foreign exchange gain, $2.2 million of change in right-of-use assets and $1.5 million of gain on termination of lease liabilities. Additionally, operating assets, consisting of accounts receivable – related party, contract assets – related party, inventory, prepaid expenses, tax incentive receivable, other assets and other current assets, increased by $1.2 million and operating liabilities, consisting of accounts payable, accrued expenses, other current liabilities and deferred revenue – related party, increased by $22.3 million.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2026 was $27.6 million. This primarily consisted of $24.2 million used for the acquisition of in-process research and development assets and $4.1 million of purchases of property and equipment for our manufacturing, laboratory and process development facilities, partially offset by $0.7 million of proceeds from the sale of a non-controlling interest in MeiraGTx Manufacturing to Hologen.

Net cash used in investing activities for the nine months ended September 30, 2025 of $3.0 million consisted of purchases of property and equipment for our manufacturing, laboratory and process development facilities.

Financing Activities

Net cash provided by financing activities was $191.6 million for the nine months ended September 30, 2026, consisting of $170.8 million net proceeds from the issuance of our ordinary shares, and $125.0 million proceeds from the Royalty Notes and $1.4 million exercise of stock options, partially offset by payment of the $75.0 million outstanding principal under the Notes Purchase Agreement, $18.2 million to repurchase 2.3 million of our ordinary shares from Perceptive Life Sciences Master Fund, Ltd. pursuant to a share purchase agreement, $6.5 million of costs associated with the issuance of ordinary shares and $6.0 million paid to satisfy tax withholding obligations upon the vesting of restricted share unit awards.

Net cash provided by financing activities was $6.9 million for the nine months ended September 30, 2025, which consisted of $9.9 million net proceeds from an “at-the-market” offering of our ordinary shares, offset by the payment of $3.0 million to cover tax withholding obligations upon the vesting of restricted share unit awards.

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

Foreign Currency Exchange Risk

We currently operate in the United States, the United Kingdom and the European Union. Our activities in these jurisdictions expose us to currency exchange rate fluctuations, primarily between the U.S. Dollar and the British pound sterling and euro. When the U.S. Dollar strengthens against these currencies, the U.S. Dollar value of non-U.S. Dollar based losses increases. To the extent that our international activities recorded in local currencies increase in the future, our exposure to fluctuations in currency exchange rates will correspondingly increase. As of September 30, 2026, we did not hold any foreign currency forward contracts. With respect to our foreign currency exposures as of September 30, 2026, we estimate a 10% unfavorable movement in foreign currency exchange rates would have the effect of creating an additional foreign currency loss of approximately $14.3 million within other non-operating income (expense) for the nine months ended September 30, 2026.

Interest Rate Risk

Prior to the repayment and termination of the Notes Purchase Agreement on June 30, 2026, we were exposed to market risk as a result of changes in interest rates applicable to borrowings under the Notes Purchase Agreement. As a result, we had no fluctuating rate debt outstanding as of September 30, 2026 and were not exposed to interest rate risk related to borrowings at quarter end.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are a clinical stage company with limited operating history and have not generated any product revenue to date. We were formed and began operations in 2015 and have incurred significant net losses since inception. Although we reported net income of $63.1 million for the nine month period ended September 30, 2026, such profitability was primarily attributable to non-recurring transactions in the second quarter of 2026. We incurred a net loss of $51.3 million for the three-month period ended September 30, 2026. There is no assurance that profitable operations could be sustained on a continuing basis in the foreseeable future. As of September 30, 2026, we had an accumulated deficit of approximately $753.0 million. Since our inception, we have devoted substantially all of our resources to developing our technology platform, establishing our GMP viral vector manufacturing facilities and GMP DNA production facility, developing manufacturing processes, advancing the product candidates in our ophthalmology, salivary gland and neurodegenerative disease programs, research and development activities, including our riboswitch gene regulation platform technology, building our intellectual property portfolio, organizing and staffing our company, developing our business plans, raising capital, securing debt financing and providing general and administrative support for these operations. We have not yet demonstrated an ability to successfully complete the development of and obtain regulatory approval for any of our product candidates, manufacture product at a commercial scale, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Given the length of time typically needed to develop a new drug from the time it enters Phase 1 clinical trials to when it is approved for treating patients, if ever, predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing genetic medicine products.

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

Our operations have consumed significant amounts of cash since inception. As of September 30, 2026, our cash, cash equivalents and restricted cash were $186.8 million. Based on our cash, cash equivalents, accounts receivable, accounts receivable – related party, unbilled receivables – related party, unbilled receivables and tax incentive receivable at September 30, 2026, together with the additional $95.0 million upfront payment due from Hologen and associated reimbursements, we estimate that such funds will be sufficient to enable us to fund our operating expenses and capital expenditure requirements into the second half of 2028. This estimate does not include the $135.0 million in potential near-term cash consideration from Lilly upon achievement of certain development and regulatory approval milestones, or any subsequent tranches available under the Royalty Note Purchase Agreement. This estimate is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances could cause us to spend more than expected or consume capital significantly faster than we currently anticipate, such as inflation or other factors that may significantly increase our business costs. Because the length of time and activities associated with successful development of our product candidates is uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:

●	the progress, timing, costs and results of our ongoing clinical development for our X-linked retinitis pigmentosa product candidate, bota-vec, including costs related to the long-term follow up study for patients that enrolled in the Phase 3 LUMEOS clinical trial of bota-vec for the treatment of XLRP, as well as costs related to our regulatory activities and, if bota-vec is approved, costs related to commercialization and any milestone or royalty payments we make to Janssen;
●	the progress, timing, costs and results of our clinical development for our radiation-induced xerostomia product candidate, AAV-hAQP1, as well as costs, if approved, related to commercialization of AAV-hAQP1;
●	the progress, timing, costs and results of our ongoing clinical development for our AAV-AIPL1 gene therapy product candidate under the Lilly Collaboration Agreement, which costs are expected to be offset by service revenue from Lilly recognized as part of certain development and manufacturing activities we perform under the Lilly Collaboration Agreement and related agreements;
●	the progress, timing, costs and results of our clinical development for our product candidate for the treatment of Parkinson’s disease, AAV-GAD, although certain of these costs are expected to be offset by service revenue from Hologen recognized as part of certain development activities we perform under the strategic collaboration we entered into with them;
●	the development of our transformative riboswitch gene regulation platform technology designed to precisely and specifically control gene therapy expression levels via dose-response to orally delivered small molecules;
●	the development of our product candidate for the treatment of ALS, AAV-UPF1, our product candidate for the treatment of xerostomia associated with Sjogren’s syndrome, AAV-hAQP1, and our product candidate for the treatment of neovascular age related macular degeneration, or wet AMD;
●	the extent to which we receive the milestone payments under the Lilly Collaboration Agreement;
●	continuing our current research programs and our preclinical development of product candidates from our current research programs;
●	seeking to identify, assess, acquire and/or develop additional research programs and additional product candidates;
●	the preclinical testing and clinical trials for any product candidates we identify and develop;
●	the outcome, timing and cost of meeting regulatory requirements established by the FDA, MHRA, EMA and other regulatory authorities;
●	the cost of expanding and protecting our intellectual property portfolio, including filing, prosecuting, defending and enforcing our patent claims and other intellectual property rights;
●	the cost of defending potential intellectual property disputes, including patent infringement actions brought by third parties against us or any of our product candidates;
●	the effect of competing technological and market developments;

●	the cost of further developing and scaling our manufacturing facilities and processes;
●	the cost and timing of completion of commercial-scale manufacturing facilities and activities;
●	the cost of making royalty, milestone or other payments under current and any future in-license agreements;
●	our ability to establish and maintain strategic collaborations, licensing or other agreements and the financial terms of such agreements;
●	the extent to which we in-license or acquire rights to other products, product candidates and technologies;
●	the cost of establishing sales, marketing and distribution capabilities for our product candidates in regions where we choose to commercialize our products; and
●	the initiation, progress, timing and results of our commercialization of our product candidates, if approved for commercial sale.

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

To date, we have not obtained regulatory approval for any of our product candidates, and additional clinical development may be required before we are able to obtain any such approval. Although we are currently conducting several clinical development programs, we may experience delays in conducting any clinical trials and we do not know whether our ongoing and future clinical trials will begin on time, need to be redesigned, be able to recruit and enroll patients on time or be completed on schedule, or at all. Events that may prevent successful or timely completion of clinical development include:

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

Furthermore, on April 28, 2025, the UK adopted amendments to the Medicines for Human Use (Clinical Trials) Regulations 2004 intended to support a more streamlined and flexible regulation of clinical trials, removing unnecessary administrative burdens on trial sponsors, while protecting the interests of trial participants. It also intends to bring the UK regulatory framework for clinical trials, which is still based on the EU Clinical Trials Directive, into closer alignment with the CTR. The amendment became applicable on April 28, 2026, following a one-year transition period, and the MHRA published guidance to support stakeholders during the transition period and has published, and may continue to publish, further guidance regarding implementation of the amended framework.

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

The time required to obtain approval by the FDA, MHRA, European Commission and other regulatory authorities is unpredictable but typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions. For example, pharmaceutical legislation in the EU has undergone a comprehensive reform as part of the European Commission’s Pharmaceutical Strategy for Europe initiative launched in November 2020. Following the European Commission’s publication of proposed revisions to the EU pharmaceutical framework in April 2023, the European Parliament and the Council of the European Union reached political agreement on a legislative overhaul in December 2025, and the Council formally adopted the legislative package in September 2026. The reforms remain subject to completion of the legislative process, with a multi-year transition period during which EU member states will align national laws and regulatory authorities will issue guidance. The reforms include, among other things, changes to regulatory data protection and market exclusivity periods, revised eligibility criteria for expedited and incentive-based regulatory pathways, new access and supply-related obligations, and modifications to regulatory review procedures. While the full impact of the reforms will depend on final implementing measures and their application by EU and member state authorities, the revised framework could materially affect the development, regulatory approval, exclusivity, commercialization strategy, and profitability of medicinal products in the EU, and may have a significant impact on the pharmaceutical industry and our business in the long term.

We have not obtained regulatory approval for any product candidate and it is possible that none of our product candidates in clinical programs or any other product candidates we may seek to develop in the future will ever obtain regulatory approval. Neither we nor any current or future collaborator is permitted to market any of our product candidates in the United States, the UK or the EU until we receive regulatory approval of a BLA from the FDA or of an MAA from the MHRA or European Commission, respectively. It is possible that the FDA may refuse to accept for substantive review any BLAs, or the MHRA or EMA any of our MAAs, that we submit for our product candidates or may conclude after review of our data that our application is insufficient to obtain marketing approval of our product candidates.

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

The Trump administration is pursuing a two-fold strategy to reduce drug costs in the U.S. President Trump has threatened to impose significant tariffs on pharmaceutical manufacturers that do not adopt pricing policies such as most favored nation pricing, which would tie the price for drugs in the U.S. to the lowest price in a group of other countries. In response, multiple manufacturers have reportedly entered into confidential pricing agreements with the federal government. The Trump administration is also pursuing traditional regulatory pathways to impose drug pricing policies, and published two proposed regulations in December 2025, referred to as Globe and Guard, which would implement mandatory payment models under which manufacturers of eligible drugs would be required to pay rebates to the federal government on a portion of the units of their drugs that are reimbursed by Medicare, with the rebate amount based on most favored nation pricing. On September 30, 2026, CMS finalized the Globe model, which applies to certain Medicare Part B drugs and is scheduled to begin on January 1, 2027. As finalized, the Globe model excludes orphan-only drugs and certain approved cell and gene therapy products, although CMS has indicated that it may reconsider the inclusion of such products through future rulemaking. The Guard proposed regulation, which would apply to certain Medicare Part D drugs, has not yet been finalized. While the impact of the Globe model and, if finalized, the Guard regulation cannot yet be determined, it is likely to be significant. Even regulatory proposals or executive actions that are ultimately deemed unlawful could negatively impact the U.S. pharmaceutical sector and our business. In addition, pharmaceutical pricing and marketing has long been the subject of considerable discussion in Congress and among policymakers, and it is possible that Congress could enact additional laws that negatively affect the pharmaceutical industry.

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

We produce our product candidates in our GMP viral vector manufacturing facility in London, UK, and our second, large scale GMP viral vector manufacturing facility and our first GMP DNA production facility in Shannon, Ireland. However, if our current facilities are damaged, suffer any form of delay or regulatory challenges, we experience slowdowns or problems with our facilities or we are unable to scale our internal manufacturing capabilities to meet demand for our product candidates, we will need to contract with third-party manufacturers to produce our product candidates. We rely on third-party manufacturers for the manufacture of plasmid used in the production of certain product candidates. We do not have a long-term supply agreement with any of the third-party manufacturers, and we purchase our required supply on a purchase order basis.

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

If our trademarks and trade names are not adequately protected, then we may not be able to build name recognition in our markets of interest and our business may be adversely affected. Our trademark MeiraGTx is the subject of registrations and/or pending applications in the EU, UK and United States. We also own, and may seek to register, trademarks and trade names that we may use in connection with our product candidates and any products that we may commercialize in the future. We may not be able to protect our rights to these trademarks and trade names, which we need to build name recognition among potential partners or customers in our markets of interest. At times, competitors may adopt trade names or trademarks similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of our registered or unregistered trademarks or trade names. We may not be able to obtain or maintain registrations for our trademarks in all jurisdictions in which we may seek to commercialize our product candidates, and third parties may oppose or otherwise challenge our applications or registrations. Over the long term, if we are unable to successfully register our trademarks and trade names and establish name recognition based on our trademarks and trade names, then we may not be able to compete effectively and our business may be adversely affected. Our efforts to enforce or protect our proprietary rights related to trademarks, trade secrets, domain names, copyrights or other intellectual property may be ineffective and could result in substantial costs and diversion of resources and could adversely impact our financial condition or results of operations.

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

As of September 30, 2026, we had 386 employees. If we seek to expand our organization, we may have difficulty identifying, hiring and integrating new personnel. Future growth would impose significant additional responsibilities on our management, including the need to identify, recruit, maintain, motivate and integrate additional employees, consultants and contractors. Also, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities or strategic opportunities related to our assets, loss of employees and reduced productivity among remaining employees. Our growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth. Our growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our potential ability to generate revenue could be reduced and we may not be able to implement our business strategy. Many of the biotechnology companies that we compete against for qualified personnel and consultants have greater financial and other resources, different risk profiles and a longer history in the industry than we do. If we are unable to continue to attract and retain high-quality personnel and consultants, the rate and success at which we can discover and develop product candidates and operate our business will be limited. Alternatively, if we seek to decrease the number of employees in our organization in the future in response to adverse business events, it may lead to additional unanticipated attrition. If our future staffing is inadequate because of additional unanticipated attrition or because we failed to retain the staffing level required to accomplish our business objectives, we may be delayed or unable to continue the development of our product candidates, which could impede our ability to generate revenues and achieve or maintain profitability.

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

The use of our product candidates in clinical trials and the sale of any products for which we obtain marketing approval exposes us to the risk of product liability claims. Product liability claims might be brought against us by consumers, healthcare providers, pharmaceutical companies or others selling or otherwise coming into contact with our products. On occasion, large judgments have been awarded in class action lawsuits based on products that had unanticipated adverse effects. If we cannot successfully defend against product liability claims, we could incur substantial liability and costs. In addition, regardless of merit or eventual outcome, product liability claims may result in:

●impairment of our business reputation and significant negative media attention;

●withdrawal of participants from our clinical trials;

●significant time, costs and diversion of management resources to defend the related litigation;

●substantial monetary awards to patients or other claimants;

●inability to commercialize our product candidates;

●product recalls, withdrawals or labeling, marketing or promotional restrictions;

●decreased demand for our product candidates, if approved for commercial sale; and

●loss of revenue.

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

Our share price is likely to be volatile. The stock market in general and the market for smaller biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, you may not be able to sell your ordinary shares at or above your purchase price. The market price for our ordinary shares may be influenced by many factors, including:

●the success of competitive products or technologies;

●actual or expected changes in our growth rate relative to our competitors;

●results of clinical trials of our product candidates or those of our competitors;

●developments related to our existing or any future collaborations;

●regulatory or legal developments in the United States and other countries;

●development of new product candidates that may address our markets and make our product candidates less attractive;

●changes in physician, hospital or healthcare provider practices that may make our product candidates less useful;

●announcements by us, our partners or our competitors of significant acquisitions, strategic partnerships, joint ventures, collaborations or capital commitments;

●the impact of any potential strategic transactions related to our assets;

●developments or disputes concerning patent applications, issued patents or other proprietary rights;

●the recruitment or departure of key personnel;

●the level of expenses related to any of our product candidates or clinical development programs;

●failure to meet or exceed financial estimates and projections of the investment community or that we provide to the public;

●the results of our efforts to discover, develop, acquire or in-license additional product candidates or products;

●actual or expected changes in estimates as to financial results, development timelines, recommendations by securities analysts or shifting investor perceptions;

●variations in our financial results or those of companies that are perceived to be similar to us;

●changes in the structure of healthcare payment systems;

●market conditions in the pharmaceutical and biotechnology sectors;

●general economic, industry and market conditions;

●changes in accounting principles; and

●the other factors described in this “Item 1A. Risk Factors” section and elsewhere in this Form 10-Q.

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

We may raise additional capital pursuant to a shelf registration statement, including through an “at-the-market” offering program, or through additional public or private placements, any of which could substantially dilute the investment of our stockholders.

Sales of a substantial number of our ordinary shares in the public market could dilute your ownership interest. Pursuant to an “at-the-market” sales agreement we entered into with BofA Securities, Inc., or BofA, in December 2023, we may sell from time to time, ordinary shares having an aggregate offering price of up to $100.0 million through BofA, acting as our agent. During the nine-month period ended September 30, 2026, we raised gross proceeds of $60.8 million through the sale of 5,574,968 ordinary shares pursuant to an “at-the-market” equity offering program. We may establish additional “at-the-market” equity offering programs or otherwise sell additional ordinary shares pursuant to existing or future shelf registration statements. Whether we choose to affect future sales under an “at-the-market” equity offering program will depend on a number of factors, including, among others, market conditions and the trading price of our ordinary shares relative to other sources of capital. The issuance from time to time of ordinary shares through an “at-the-market” equity offering program or in any other equity offering, or the perception that such sales may occur, could have the effect of depressing the market price of our ordinary shares.

Our executive officers, directors and principal shareholders, if they choose to act together, have the ability to significantly influence all matters submitted to shareholders for approval.

As of September 30, 2026, our executive officers, directors and shareholders who owned more than 5% of our outstanding ordinary shares and their respective affiliates, in the aggregate, hold ordinary shares representing approximately 43.36% of our outstanding ordinary shares. In addition, an affiliate of Perceptive Advisors LLC, our largest shareholder that employs a director serving on our board, holds warrants to purchase an aggregate of 700,000 of our ordinary shares.

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

As a public company, we incur and will continue to incur significant legal, accounting and other expense

s. The Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act, The Nasdaq Global Select listing requirements and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations increase our legal and financial compliance costs.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On September 23, 2026, Keith R. Harris, Ph.D., the chairman of our Board of Directors, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 40,000 of the Company’s ordinary shares until July 13, 2027.

Item 6. Exhibits.

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
10.1†

Amendment to the Collaboration and License Agreement and Device Assignment and Assumption Agreement, dated September 29, 2026, by and among Reogen Limited (formerly known as Hologen Neuro AI Limited), Hologen Neuro AI UK Limited, Hologen Limited, MeiraGTx Holdings plc, MeiraGTx Neuro UK Limited, MeiraGTx Neuro I, LLC and MeiraGTx, LLC.

*
10.2#	Non-Employee Director Compensation Program.					*
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**
101.INS	Inline XBRL Instance Document					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (Formatted in Inline XBRL and contained in exhibit 101)					*

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

MeiraGTx Holdings plc (Registrant)

Date: November 12, 2026	By:	/s/ Alexandria Forbes
Alexandria Forbes
Chief Executive Officer
(principal executive officer and authorized signatory)

Date: November 12, 2026	By:	/s/ Richard Giroux
Richard Giroux
Chief Financial Officer and Chief Operating Officer
(principal financial officer and principal accounting officer)